Form 10-Q
period 2017-06-30
Vistra Energy Corp
filed 2017-08-04
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38086

Vistra Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	36-4833255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 Sierra Drive, Irving, Texas 75039	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

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

As of August 3, 2017, there were 427,589,702 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $5.360 billion senior secured financing facilities. See Note 9 to the Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating revenues	$1,296	$1,233	$2,653	$2,283
Fuel, purchased power costs and delivery fees	(729)	(654)	(1,411)	(1,208)
Net loss from commodity hedging and trading activities	—	(118)	—	(53)
Operating costs	(195)	(255)	(409)	(474)
Depreciation and amortization	(172)	(164)	(341)	(302)
Selling, general and administrative expenses	(147)	(154)	(285)	(318)
Operating income (loss)	53	(112)	207	(72)
Other income (Note 16)	9	11	18	14
Other deductions (Note 16)	(5)	(26)	(5)	(47)
Interest expense and related charges (Note 7)	(69)	(343)	(93)	(679)
Impacts of Tax Receivable Agreement (Note 6)	(22)	—	(42)	—
Reorganization items (Note 2)	—	(30)	—	(52)
Income (loss) before income taxes	(34)	(500)	85	(836)
Income tax (expense) benefit (Note 5)	8	1	(33)	(6)
Net income (loss)	$(26)	$(499)	$52	$(842)
Weighted average shares of common stock outstanding:
Basic	427,587,401		427,585,381
Diluted	427,587,401		427,846,563
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(0.06)		$0.12
Diluted	$(0.06)		$0.12

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss)	$(26)	$(499)	$52	$(842)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $— in all periods)	—	1	—	1
Total other comprehensive income	—	1	—	1
Comprehensive income (loss)	$(26)	$(498)	$52	$(841)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited) (Millions of Dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows — operating activities:
Net income (loss)	$52	$(842)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	437	349
Deferred income tax expense, net	29	—
Contract claims adjustments of Predecessor (Note 2)	—	3
Unrealized net (gain) loss from mark-to-market valuations of derivatives	(48)	253
Write-off of intangible and other assets (Note 16)	—	41
Impacts of Tax Receivable Agreement (Note 6)	42	—
Stock-based compensation	8	—
Other, net	22	32
Changes in operating assets and liabilities:
Margin deposits, net	147	(133)
Accrued interest	(29)	3
Accrued taxes	(73)	(10)
Accrued incentive plan	(60)	(50)
Other operating assets and liabilities, including liabilities subject to compromise	(194)	(58)
Cash provided by (used in) operating activities	333	(412)
Cash flows — financing activities:
Borrowings under TCEH DIP Facility (Note 9)	—	1,115
Repayments/repurchases of debt (Note 9)	(24)	(4)
Other, net	(3)	—
Cash (used in) provided by financing activities	(27)	1,111
Cash flows — investing activities:
Capital expenditures	(63)	(168)
Nuclear fuel purchases	(35)	(11)
Solar development expenditures	(96)	—
Lamar and Forney acquisition — net of cash acquired (Note 3)	—	(1,343)
Changes in restricted cash	31	(9)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 16)	98	155
Investments in nuclear decommissioning trust fund securities (Note 16)	(107)	(163)
Other, net	9	5
Cash used in investing activities	(163)	(1,534)

Net change in cash and cash equivalents	143	(835)
Cash and cash equivalents — beginning balance	843	1,400
Cash and cash equivalents — ending balance	$986	$565

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$986	$843
Restricted cash (Note 16)	64	95
Trade accounts receivable — net (Note 16)	651	612
Inventories (Note 16)	310	285
Commodity and other derivative contractual assets (Note 13)	207	350
Margin deposits related to commodity contracts	26	213
Prepaid expense and other current assets	153	75
Total current assets	2,397	2,473
Restricted cash (Note 16)	650	650
Investments (Note 16)	1,143	1,064
Property, plant and equipment — net (Note 16)	4,392	4,443
Goodwill (Note 4)	1,907	1,907
Identifiable intangible assets — net (Note 4)	2,936	3,205
Commodity and other derivative contractual assets (Note 13)	41	64
Accumulated deferred income taxes	1,093	1,122
Other noncurrent assets	225	239
Total assets	$14,784	$15,167
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently (Note 9)	$44	$46
Trade accounts payable	474	479
Commodity and other derivative contractual liabilities (Note 13)	118	359
Margin deposits related to commodity contracts	1	41
Accrued taxes	4	31
Accrued taxes other than income	79	128
Accrued interest	5	33
Other current liabilities	283	387
Total current liabilities	1,008	1,504
Long-term debt, less amounts due currently (Note 9)	4,531	4,577
Commodity and other derivative contractual liabilities (Note 13)	41	2
Tax Receivable Agreement obligation (Note 6)	622	596
Asset retirement obligations (Note 16)	1,689	1,671
Other noncurrent liabilities and deferred credits (Note 16)	235	220
Total liabilities	8,126	8,570

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	June 30, 2017	December 31, 2016
Commitments and Contingencies (Note 10)
Total equity (Note 11):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2017 — 427,587,401; December 31, 2016 — 427,580,232)	4	4
Additional paid-in-capital	7,750	7,742
Retained deficit	(1,102)	(1,155)
Accumulated other comprehensive income	6	6
Total equity	6,658	6,597
Total liabilities and equity	$14,784	$15,167

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

Basis of Presentation

As of the Effective Date, Vistra Energy applied fresh start reporting under the applicable provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations (ASC 852). Fresh start reporting included (1) distinguishing the consolidated financial statements of the entity that was previously in restructuring (TCEH, or the Predecessor) from the financial statements of the entity that emerges from restructuring (Vistra Energy, or the Successor), (2) accounting for the effects of the Plan of Reorganization, (3) assigning the reorganization value of the Successor entity by measuring all assets and liabilities of the Successor entity at fair value, and (4) selecting accounting policies for the Successor entity. The financial statements of Vistra Energy for periods subsequent to the Effective Date are not comparable to the financial statements of TCEH for periods prior to the Effective Date, as those previous periods do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that resulted from the Plan of Reorganization and the related application of fresh start reporting. The reorganization value of Vistra Energy was assigned to its assets and liabilities in conformity with the procedures specified by FASB ASC 805, Business Combinations, and the portion of the reorganization value that was not attributable to identifiable tangible or intangible assets was recognized as goodwill.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which was further amended through several updates issued by the FASB in 2016 and 2017. The guidance under Topic 606 provides the core principle and key steps in determining the recognition of revenue and expands disclosure requirements related to revenue recognition. We intend to adopt the new standard on January 1, 2018 using the modified retrospective method and expect to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date. In 2017, we continued to assess the new standard, including the expanded disclosure requirements. We do not anticipate that the adoption of the standard will have a material effect on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash to be included in the cash and cash equivalents and a reconciliation between the change in cash and cash equivalents and the amounts presented on the balance sheet. This ASU will be effective for fiscal years beginning after December 15, 2017. The ASU will modify the presentation of the statement of consolidated cash flows, but will not have a material impact on our statement of consolidated net income and consolidated balance sheet.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides an updated model for determining if acquired assets and liabilities constitute a business. In a business combination, the acquired assets and liabilities are recognized at fair value and goodwill could be recognized. In an asset acquisition, the assets are allocated value based on relative fair value and no goodwill is recognized. The ASU narrows the definition of a business. We adopted this standard in the first quarter of 2017. ASU 2017-01 did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The ASU provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit's fair value with certain limitations. We adopted this standard in the first quarter of 2017. ASU 2017-04 did not have a material impact on our financial statements.

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

Separation of Vistra Energy from EFH Corp. and its Subsidiaries

Upon the Effective Date, Vistra Energy separated from EFH Corp. pursuant to a tax-free spin-off transaction that was part of a series of transactions that included a taxable component. The taxable portion of the transaction generated a taxable gain that resulted in no regular tax liability due to available net operating loss carryforwards of EFH Corp. The transaction did result in an alternative minimum tax liability of approximately $14 million payable by EFH Corp. to the IRS. Pursuant to the Tax Matters Agreement, Vistra Energy had an obligation to reimburse EFH Corp. 50% of such alternative minimum tax, and approximately $7 million was reimbursed during the three months ended June 30, 2017. The spin-off transaction resulted in Vistra Energy, including the TCEH Debtors and the Contributed EFH Debtors, no longer being an affiliate of EFH Corp. and its subsidiaries. In addition to the Plan of Reorganization, the separation was effectuated, in part, pursuant to the terms of a separation agreement, a transition services agreement and a tax matters agreement.

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

Pre-Petition Claims

On the Effective Date, the TCEH Debtors (together with the Contributed EFH Debtors) emerged from the Chapter 11 Cases and discharged approximately $33.8 billion in liabilities subject to compromise (LSTC). Initial distributions related to the allowed claims asserted against the TCEH Debtors and the Contributed EFH Debtors commenced subsequent to the Effective Date. As of June 30, 2017, the TCEH Debtors have approximately $54 million in escrow to (1) distribute to holders of currently contingent and/or disputed unsecured claims that become allowed and/or (2) make further distributions to holders of previously allowed unsecured claims, if applicable. The remaining contingent and/or disputed claims against the TCEH Debtors consist primarily of unsecured legal claims, including asbestos claims. These remaining claims and the related escrow balance for the claims are recorded in Vistra Energy's condensed consolidated balance sheet as other current liabilities and current restricted cash, respectively. A small number of other disputed, de minimis claims that are asserted as being entitled to priority and/or against the Contributed EFH Debtors, if allowed, will be paid by Vistra Energy, but all non-priority unsecured claims, including asbestos claims arising before the Petition Date, will be satisfied from the approximately $54 million in escrow.

Predecessor Reorganization Items

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also included adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments were determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2016 as reported in the condensed statements of consolidated income (loss):

	Predecessor
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Expenses related to legal advisory and representation services	$14	$27
Expenses related to other professional consulting and advisory services	13	20
Contract claims adjustments	2	3
Other	1	2
Total reorganization items	$30	$52

3.	LAMAR AND FORNEY ACQUISITION — PREDECESSOR

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

Purchase Accounting

The Lamar and Forney Acquisition was accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date.

To fair value the acquired property, plant and equipment, a discounted cash flow analysis was used, classified as Level 3 within the fair value hierarchy levels (see Note 12). This discounted cash flow model was created for each generation facility based on its remaining useful life. The discounted cash flow model included gross margin forecasts for each power generation facility determined using forward commodity market prices obtained from long-term forecasts. Our Predecessor also used management's forecasts of generation output, operations and maintenance expense, SG&A and capital expenditures. The resulting cash flows, estimated based upon the age of the assets, efficiency, location and useful life, were then discounted using plant specific discount rates of approximately 9%.

See Note 6 to the audited financial statements contained in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act in May 2017 for a summary of the consideration paid and the allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Lamar and Forney Acquisition as of the acquisition date. During the three months ended September 30, 2016, the working capital adjustment included in the purchase price was finalized between the parties, and the purchase price allocation was completed. The Lamar and Forney Acquisition did not result in the recording of goodwill since the purchase price did not exceed the fair value of the net assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2016 assumes that the Lamar and Forney Acquisition occurred on January 1, 2016. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lamar and Forney Acquisition been completed on January 1, 2016, nor is the unaudited pro forma financial information indicative of future results of operations.

Predecessor
Six Months Ended June 30, 2016
Revenues	$2,425
Net loss	$(858)

The unaudited pro forma financial information includes adjustments for incremental depreciation as a result of the fair value determination of the net assets acquired and interest expense on borrowings under our Predecessor's DIP Roll Facilities in lieu of interest expense incurred prior to the acquisition.

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill totaled $1.907 billion at both June 30, 2017 and December 31, 2016. The goodwill arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to the Retail Electricity segment (see Note 2). Of the goodwill recorded at Emergence, $1.686 billion is considered purchased goodwill and is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets

Identifiable intangible assets, including the impact of fresh start reporting (see Note 2), are comprised of the following:

	June 30, 2017			December 31, 2016
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$1,648	$362	$1,286	$1,648	$152	$1,496
Software and other technology-related assets	162	26	136	147	9	138
Electricity supply contract	190	6	184	190	2	188
Retail and wholesale contracts	164	89	75	164	38	126
Other identifiable intangible assets (a)	32	6	26	30	2	28
Total identifiable intangible assets subject to amortization	$2,196	$489	1,707	$2,179	$203	1,976
Retail trade names (not subject to amortization)			1,225			1,225
Mineral interests (not currently subject to amortization)			4			4
Total identifiable intangible assets			$2,936			$3,205
____________

(a)	Includes environmental allowances and credits and mining development costs.

Amortization expense related to finite-lived identifiable intangible assets (including the classification in the condensed statements of consolidated income (loss)) consisted of:

		Successor	Predecessor	Successor	Predecessor
Identifiable Intangible Asset	Condensed Statements of Consolidated Income (Loss) Line	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Retail customer relationship	Depreciation and amortization	$105	$3	$210	$6
Software and other technology-related assets	Depreciation and amortization	9	14	17	29
Electricity supply contract	Operating revenues	2	—	4	—
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	23	—	51	—
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	2	—	4	3
Total amortization expense (a)		$141	$17	$286	$38
____________

(a)
Amounts recorded in depreciation and amortization totaled $116 million and $18 million for the three months ended June 30, 2017 and 2016, respectively, and $231 million and $38 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated Amortization of Identifiable Intangible Assets

As of June 30, 2017, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2017	$546
2018	$370
2019	$266
2020	$196
2021	$135

5.	INCOME TAXES

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

The calculation of our effective tax rate is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Income (loss) before income taxes	$(34)	$(500)	$85	$(836)
Income tax (expense) benefit	$8	$1	$(33)	$(6)
Effective tax rate	23.5%	0.2%	38.8%	(0.7)%

Successor — For the three months ended June 30, 2017, the effective tax rate of 23.5% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized losses, offset by nondeductible TRA accretion and the Texas margin tax, net of federal benefit. For the six months ended June 30, 2017, the effective tax rate of 38.8% related to our income tax expense was higher than the US Federal statutory rate of 35% due primarily to nondeductible TRA accretion and the Texas margin tax, net of federal benefit, offset by the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized gains.

Predecessor — For the three months ended June 30, 2016, the effective tax rate of 0.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to a valuation allowance recorded against deferred tax assets in 2016. For the six months ended June 30, 2016, the effective tax rate of (0.7)% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to a valuation allowance recorded against deferred tax assets and Texas margin tax expense on pretax losses in 2016.

Liability for Uncertain Tax Positions

Successor — Vistra Energy has limited operational history and has yet to file a federal tax return. We currently have no liabilities for uncertain tax positions.

6.	TAX RECEIVABLE AGREEMENT OBLIGATION

On the Effective Date, Vistra Energy entered into a tax receivable agreement (the TRA) with a transfer agent on behalf of certain former first lien creditors of TCEH. The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in US federal and state income tax that we realize in periods after Emergence as a result of (a) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (b) the tax basis of all assets acquired in connection with the Lamar and Forney Acquisition in April 2016 (see Note 3) and (c) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first lien secured creditors of our Predecessor entitled to receive such TRA Rights under the Plan. Such TRA Rights are subject to various transfer restrictions described in the TRA and are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 14).

The fair value of the obligation at the Emergence Date is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of cash flows are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation. During the three and six months ended June 30, 2017, the Impacts of Tax Receivable Agreement on the condensed statement of consolidated income (loss) totaled $22 million and $42 million, respectively, which represents accretion expense for the period. The balance at June 30, 2017 and December 31, 2016 totaled $638 million and $596 million, respectively. The balance at June 30, 2017 included $16 million recorded to other current liabilities in the condensed consolidated balance sheet.

7.	INTEREST EXPENSE AND RELATED CHARGES

	Successor	Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Interest paid/accrued post-Emergence	$52	$—	$105	—	$—
Interest paid/accrued on debtor-in-possession financing	—	22	—		38
Adequate protection amounts paid/accrued	—	324	—		646
Unrealized mark-to-market net losses on interest rate swaps	15	—	6		—
Debt extinguishment gain	—	—	(21)		—
Capitalized interest	(1)	(3)	(4)		(6)
Other	3	—	7		1
Total interest expense and related charges	$69	$343	$93		$679

Successor

In February 2017, certain pricing terms for the Vistra Operations Credit Facility were amended (see Note 9) which resulted in the recognition of a debt extinguishment gain. For accounting purposes, this amendment was treated as an extinguishment of the prior debt outstanding and the issuance of new debt. For the six months ended June 30, 2017, we recorded an extinguishment gain of approximately $21 million in interest expense in our condensed statement of consolidated of net income.

Predecessor

Interest expense for the three and six months ended June 30, 2016 reflects interest paid and accrued on debtor-in-possession financing (see Note 9) and adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors in exchange for their consent to the senior secured, super-priority liens contained in the DIP Facility. The interest rate applicable to the adequate protection amounts paid/accrued for the six months ended June 30, 2016 was 4.93%.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, our Predecessor discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in our condensed statements of consolidated income (loss) does not include contractual interest on pre-petition debt classified as LSTC totaling $205 million and $428 million for the three and six months ended June 30, 2016, respectively, which had been stayed by the Bankruptcy Court effective on the Petition Date. Adequate protection paid/accrued presented below excludes interest paid/accrued on TCEH first-lien interest rate and commodity hedge claims totaling $16 million and $31 million for the three and six months ended June 30, 2016, respectively, as such amounts are not included in contractual interest amounts below.

	Predecessor
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Contractual interest on debt classified as LSTC	$513	$1,043
Adequate protection amounts paid/accrued	308	615
Contractual interest on debt classified as LSTC not paid/accrued	$205	$428

8.	EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income (loss) available for common stock — basic	$(26)	427,587,401	$(0.06)	$52	427,585,381	$0.12
Dilutive securities:
Stock-based incentive compensation plan	—	—	—	—	261,182	—
Net income (loss) available for common stock — diluted	$(26)	427,587,401	$(0.06)	$52	427,846,563	$0.12

For the three and six months ended June 30, 2017, stock-based incentive compensation plan awards totaling 1,088,670 and 692,860 shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

9.	LONG-TERM DEBT

Successor

Amounts in the table below represent the categories of long-term debt obligations incurred by the Successor.

	June 30, 2017	December 31, 2016
Vistra Operations Credit Facilities (a)	$4,473	$4,515
Mandatorily redeemable subsidiary preferred stock (b)	70	70
8.82% Building Financing due semiannually through February 11, 2022 (c)	32	36
Capital lease obligations	—	2
Total long-term debt including amounts due currently	4,575	4,623
Less amounts due currently	(44)	(46)
Total long-term debt less amounts due currently	$4,531	$4,577
____________

(a)
At June 30, 2017, borrowings under the Vistra Operations Credit Facilities in our condensed consolidated balance sheet include debt premiums of $4 million, debt discounts of $2 million and debt issuance costs of $10 million. At December 31, 2016, borrowings under the Vistra Operations Credit Facilities in our condensed consolidated balance sheet include debt premiums of $25 million, debt discounts of $2 million and debt issuance costs of $8 million. As discussed below, in February 2017 certain pricing terms for the Vistra Operations Credit Facilities were amended, resulting in the recognition of a debt extinguishment gain totaling $21 million.

(b)
Shares of mandatorily redeemable preferred stock in PrefCo issued as part of the spin-off of Vistra Energy from EFH Corp. (see Note 2). This subsidiary preferred stock is accounted for as a debt instrument under relevant accounting guidance.

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

The Vistra Operations Credit Facilities and related available capacity at June 30, 2017 are presented below.

		June 30, 2017
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	August 4, 2021	$860	$—	$860
Initial Term Loan B Facility (b)(c)	August 4, 2023	2,850	2,836	—
Incremental Term Loan B Facility (c)	December 14, 2023	1,000	995	—
Term Loan C Facility (d)	August 4, 2023	650	650	175
Total Vistra Operations Credit Facilities		$5,360	$4,481	$1,035
___________

(a)	Facility to be used for general corporate purposes.

(b)	Facility used to repay all amounts outstanding under our Predecessor's DIP Facility and issuance costs for the DIP Roll Facilities, with the remaining balance used for general corporate purposes.

(c)
Cash borrowings under the Term Loan B Facility reflect required scheduled quarterly payment in annual amount equal to 1% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.

(d)
Facility used for issuing letters of credit for general corporate purposes. Borrowings under this facility were funded to collateral accounts that are reported as restricted cash in our condensed consolidated balance sheets. At June 30, 2017, the restricted cash supported $475 million in letters of credit outstanding (see Note 16), leaving $175 million in available letter of credit capacity.

In February 2017, certain pricing terms for the Vistra Operations Credit Facility were amended. Amounts borrowed under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus 2.75%, and there were no outstanding borrowings at June 30, 2017. Amounts borrowed under the Initial Term Loan B Facility and the Term Loan C Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 2.75%. At June 30, 2017, the interest rates before taking into consideration interest rate swaps on outstanding borrowings under the Initial Term Loan B Facility and the Term Loan C Facility were 3.98% and 3.79%, respectively. Amounts borrowed under the Incremental Term Loan B Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3.25%, and the weighted average interest rate before taking into consideration interest rate swaps on outstanding borrowings was 4.47% at June 30, 2017. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available Vistra Operations Credit Facilities.

Obligations under the Vistra Operations Credit Facilities are secured by a lien covering substantially all of Vistra Operations' (and its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions set forth in the Vistra Operations Credit Facilities.

The Vistra Operations Credit Facilities also permit certain hedging agreements to be secured on a pari-passu basis with the Vistra Operations Credit Facilities in the event those hedging agreements met certain criteria set forth in the Vistra Operations Credit Facilities.

The Vistra Operations Credit Facilities provide for affirmative and negative covenants applicable to Vistra Operations (and its restricted subsidiaries), including affirmative covenants requiring it to provide financial and other information to the agents under the Vistra Operations Credit Facilities and to not change its lines of business, and negative covenants restricting Vistra Operations' (and its restricted subsidiaries') ability to incur additional indebtedness, make investments, dispose of assets, pay dividends, grant liens or take certain other actions, in each case except as permitted in the Vistra Operations Credit Facilities. Vistra Operations' ability to borrow under the Vistra Operations Credit Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $100 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the facilities, not to exceed 4.25 to 1.00. Although we had no borrowings under the Revolving Credit Facility as of June 30, 2017, we would have been in compliance with this financial covenant if it was required to be tested at such date. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — In the Successor period from October 3, 2016 through December 31, 2016, we entered into $3.0 billion notional amount of interest rate swaps to hedge a portion of our exposure to our variable rate debt. The interest rate swaps, which became effective in January 2017, expire in July 2023 and effectively fix the interest rates between 4.75% and 5.38% on $3.0 billion of our variable rate debt. The interest rate swaps are secured by a first lien secured interest on a pari-passu basis with the Vistra Operations Credit Facilities.

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

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of June 30, 2017, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees.

Letters of Credit

At June 30, 2017, we had outstanding letters of credit under the Vistra Operations Credit Facilities totaling $475 million as follows:

•
$346 million to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ERCOT;

•	$46 million to support executory contracts and insurance agreements;

•	$55 million to support our REP financial requirements with the PUCT, and

•	$28 million for other credit support requirements.

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

In January 2017, the EPA dismissed its two remaining claims with prejudice and the district court entered final judgment in our favor. In March 2017, the EPA and the Sierra Club appealed the final judgment to the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) and Luminant filed a motion in the district court to recover its attorney fees and costs. In April 2017, the district court stayed its consideration of Luminant's motion for attorney fees. In June 2017, the EPA and the Sierra Club filed their opening briefs in the Fifth Circuit Court. Luminant's response brief is due in August 2017. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time or retirement of the plants at issue and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

In March 2017, President Trump issued an Executive Order entitled Promoting Energy Independence and Economic Growth (Order). The Order covers a number of matters, including the Clean Power Plan. Among other provisions, the Order directs the EPA to review the Clean Power Plan and, if appropriate, suspend, revise or rescind the rules on existing and new, modified and reconstructed generating units. In April 2017, in accordance with the Order, the EPA published its intent to review the Clean Power Plan. In addition, the Department of Justice has filed motions seeking to abate those cases until the EPA concludes its review of the rules, including any new rulemaking that results from that review. In April 2017, the D.C. Circuit Court issued orders holding the cases in abeyance for 60 days and directing the EPA to provide status reports at 30 day intervals. The D.C. Circuit Court further ordered that all parties file supplemental briefs in May 2017 on whether the cases should be remanded to the EPA rather than held in abeyance. The 60-day abeyance expired in June 2017, and the D.C. Circuit Court has yet to take further action. While we cannot predict the outcome of these rulemakings and related legal proceedings, or estimate a range of reasonably probable costs, if the rules are ultimately implemented or upheld as they were issued, they could have a material impact on our results of operations, liquidity or financial condition.

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

Regional Haze — Reasonable Progress and Long-Term Strategies

The Regional Haze Program of the CAA establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. In February 2009, the TCEQ submitted a SIP concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the Clean Air Interstate Rule (CAIR) instead of the EPA's replacement CSAPR program that the EPA proposed in July 2011. The EPA finalized the limited disapproval in June 2012. In August 2012, Luminant filed a petition for review in the Fifth Circuit Court challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, Luminant filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of a FIP regarding the regional haze best available retrofit technology (BART) program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. Briefing in the D.C. Circuit Court was completed in March 2017.

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas related to the reasonable progress program. After releasing a proposed rule in November 2014 and receiving comments from a number of parties, including Luminant and the State of Texas in April 2015, the EPA issued a final rule in January 2016 approving in part and disapproving in part Texas' SIP for Regional Haze and issuing a FIP for Regional Haze. In the rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. The EPA's proposed emission limits in the FIP assume additional control equipment for specific lignite/coal-fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven electricity generating units and upgrades to existing scrubbers at seven generation units. Specifically, for Luminant, the EPA's FIP is based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are possible to attain), along with the existence of low wholesale electricity prices in ERCOT, would likely challenge the long-term economic viability of those units. Under the terms of the rule, the scrubber upgrades will be required by February 2019, and the new scrubbers will be required by February 2021.

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

Regional Haze — Best Available Retrofit Technology

The second part of the Regional Haze Program subjects certain electricity generation units built between 1962 and 1977, to BART standards designed to improve visibility if such units cause or contribute to impairment of visibility in a federal class I area. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CSAPR or other approved alternative program. In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a FIP for any provisions that the EPA disapproves. The D.C. Circuit Court has amended the consent decree several times to extend the dates for the EPA to propose and finalize a decision on the Regional Haze SIP. The consent decree was modified in December 2015 to extend the deadline for the EPA to finalize action on the determination and adoption of requirements for BART for electricity generation. Under the amended consent decree, the EPA had until December 2016 to propose, and has until September 2017 to finalize, either approval of the state plan or a FIP for BART for Texas electricity generation sources if the EPA determines that BART requirements have not been met. The EPA issued its proposed BART FIP for Texas in January 2017. The EPA's proposed emission limits assume additional control equipment for specific lignite/coal-fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at 12 electric generation units and upgrades to existing scrubbers at four electric generation units. Specifically, for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3 and Monticello Unit 3. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the proposed rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are possible to attain), along with the existence of low wholesale power prices in ERCOT, would likely challenge the long-term economic viability of those units. Under the terms of the rule, the scrubber upgrades will be required within three years of the effective date of the final rule and the new scrubbers will be required within five years of the effective date of the final rule. We submitted comments on the proposed FIP in May 2017. While we cannot predict the outcome of the rulemaking and potential legal proceedings, or estimate a range of reasonably possible costs, the result may have a material impact on our results of operations, liquidity or financial condition.

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

SO2 Designations for Texas

In February 2016, the EPA notified Texas of the EPA's preliminary intention to designate nonattainment areas for counties surrounding our Big Brown, Monticello and Martin Lake generation plants based on modeling data submitted to the EPA by the Sierra Club. Such designation would potentially require the implementation of various controls or other requirements to demonstrate attainment. Luminant submitted comments challenging the use of modeling data rather than data from actual air quality monitoring equipment. In November 2016, the EPA finalized its proposed designations for Texas including finalizing the nonattainment designations for the areas referenced above. In doing so, the EPA ignored contradictory modeling that we submitted with our comments. The final designation mandates would be for Texas to begin the multi-year process to evaluate what potential emission controls or operational changes, if any, may be necessary to demonstrate attainment. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court and protective petitions in the D.C. Circuit Court. In March 2017, the EPA filed a motion to transfer or dismiss our Fifth Circuit Court petition, and the State of Texas and Luminant have filed an opposition to that motion. Briefing on that motion in the Fifth Circuit Court was completed in May 2017, and the Fifth Circuit Court held oral argument on that motion in July 2017. In addition, Luminant has filed a request with the EPA to reconsider the rule and immediately stay its effective date. While we cannot predict the outcome of this matter, or estimate a range of reasonably possible costs, the result may have a material impact on our results of operations, liquidity or financial condition.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

11.	EQUITY

Successor Shareholders' Equity

Vistra Energy did not declare or pay any dividends during the six months ended June 30, 2017. The agreement governing the Vistra Operations Credit Facilities (the Credit Facilities Agreement) generally restricts the ability of Vistra Operations Company LLC (Vistra Operations) to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2017, Vistra Operations can distribute approximately $560 million to Vistra Energy Corp. (Parent) under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was reduced by approximately $470 million due to net distributions made by Vistra Operations to Parent during the three months ended June 30, 2017. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses.

Under applicable Delaware General Corporate Law, we are prohibited from paying any distribution to the extent that such distribution exceeds the value of our "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock).

The following table presents the changes to shareholder's equity for the six months ended June 30, 2017:

	Vistra Energy Shareholders' Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2016	$4	$7,742	$(1,155)	$6	$6,597
Net income	—	—	52	—	52
Effects of stock-based incentive compensation plans	—	8	—	—	8
Other	—	—	1	—	1
Balance at June 30, 2017	$4	$7,750	$(1,102)	$6	$6,658
________________

(a)	Authorized shares totaled 1,800,000,000 at June 30, 2017. Outstanding shares totaled 427,587,401 and 427,580,232 at June 30, 2017 and December 31, 2016, respectively.

Predecessor Membership Interests

The following table presents the changes to membership interests for the six months ended June 30, 2016:

	TCEH Membership Interests
	Capital Account	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2015	$(22,851)	$(33)	$(22,884)
Net loss	(842)	—	(842)
Net effects of cash flow hedges	—	1	1
Other	(1)	—	(1)
Balance at June 30, 2016	$(23,694)	$(32)	$(23,726)

12.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

June 30, 2017
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$30	$77	$106	$25	$238
Interest rate swaps	—	1	—	9	10
Nuclear decommissioning trust – equity securities (c)	465	—	—	—	465
Nuclear decommissioning trust – debt securities (c)	—	357	—	—	357
Sub-total	$495	$435	$106	$34	1,070
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					269
Total assets					$1,339
Liabilities:
Commodity contracts	$44	$32	$31	$25	$132
Interest rate swaps	—	18	—	9	27
Total liabilities	$44	$50	$31	$34	$159

December 31, 2016
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$167	$131	$98	$—	$396
Interest rate swaps	—	5	—	13	18
Nuclear decommissioning trust – equity securities (c)	425	—	—	—	425
Nuclear decommissioning trust – debt securities (c)	—	340	—	—	340
Sub-total	$592	$476	$98	$13	1,179
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					247
Total assets					$1,426
Liabilities:
Commodity contracts	$302	$15	$15	$—	$332
Interest rate swaps	—	16	—	13	29
Total liabilities	$302	$31	$15	$13	$361
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in our condensed consolidated balance sheets. See Note 16.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2017 and December 31, 2016:

June 30, 2017
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$31	$(13)	$18	Valuation Model	Hourly price curve shape (c)	$0 to $35/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $65/ MWh
Electricity congestion revenue rights	48	(6)	42	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $10/ MWh
Other (g)	27	(12)	15
Total	$106	$(31)	$75

December 31, 2016
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$32	$—	$32	Valuation Model	Hourly price curve shape (c)	$0 to $35/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$30 to $70/ MWh
Electricity congestion revenue rights	42	(6)	36	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $10/ MWh
Other (g)	24	(9)	15
Total	$98	$(15)	$83
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

(g)
Other includes contracts for ancillary services, natural gas, electricity options, weather options, coal and coal options. Electricity option contracts consist of physical electricity options and spread options.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2017 and 2016. See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2017 and 2016.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2017 and 2016.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net asset balance at beginning of period	$107	$25	$83	$37
Total unrealized valuation gains (losses)	(32)	1	8	(4)
Purchases, issuances and settlements (a):
Purchases	26	12	35	26
Issuances	(3)	(4)	(14)	(16)
Settlements	(23)	(17)	(42)	(27)
Transfers into Level 3 (b)	—	1	3	1
Transfers out of Level 3 (b)	—	—	2	1
Net liabilities assumed in the Lamar and Forney Acquisition (Note 3)	—	(27)	—	(27)
Net change (c)	(32)	(34)	(8)	(46)
Net asset (liability) balance at end of period	$75	$(9)	$75	$(9)
Unrealized valuation gains (losses) relating to instruments held at end of period	$(31)	$(5)	$6	$(8)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)	Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in value of commodity contracts (excluding net liabilities assumed in the Lamar and Forney Acquisition) are reported as operating revenues in our condensed statements of consolidated income (loss). Activity excludes change in fair value in the month positions settle.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	June 30, 2017
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$198	$—	$9	$—	$207
Noncurrent assets	27	10	4	—	41
Current liabilities	(1)	(9)	(96)	(12)	(118)
Noncurrent liabilities	(11)	—	(24)	(6)	(41)
Net assets (liabilities)	$213	$1	$(107)	$(18)	$89

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$350	$—	$—	$—	$350
Noncurrent assets	46	17	—	1	64
Current liabilities	—	(12)	(330)	(17)	(359)
Noncurrent liabilities	—	—	(2)	—	(2)
Net assets (liabilities)	$396	$5	$(332)	$(16)	$53

At June 30, 2017 and December 31, 2016, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Successor	Predecessor	Successor	Predecessor
Derivative (condensed statements of consolidated income (loss) presentation)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Commodity contracts (Operating revenues) (a)	$(8)	$—	$166	$—
Commodity contracts (Fuel, purchased power costs and delivery fees) (a)	(1)	—	(5)	—
Commodity contracts (Net loss from commodity hedging and trading activities) (a)	—	(100)	—	(45)
Interest rate swaps (Interest expense and related charges) (b)	(23)	—	(20)	—
Net gain (loss)	$(32)	$(100)	$141	$(45)
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

In conjunction with fresh start reporting, the balances in accumulated other comprehensive income were eliminated from our condensed consolidated balance sheet on the Effective Date. The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges by the Predecessor was immaterial in the three and six months ended June 30, 2016. There were no amounts recognized in OCI for the three and six months ended June 30, 2017.

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2017				December 31, 2016
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$213	$(78)	$—	$135	$396	$(193)	$(20)	$183
Interest rate swaps	1	—	—	1	5	—	—	5
Total derivative assets	214	(78)	—	136	401	(193)	(20)	188
Derivative liabilities:
Commodity contracts	(107)	78	14	(15)	(332)	193	136	(3)
Interest rate swaps	(18)	—	—	(18)	(16)	—	—	(16)
Total derivative liabilities	(125)	78	14	(33)	(348)	193	136	(19)
Net amounts	$89	$—	$14	$103	$53	$—	$116	$169
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,415	1,282	Million MMBtu
Electricity	84,424	75,322	GWh
Congestion Revenue Rights (b)	114,289	126,573	GWh
Coal	6	12	Million US tons
Fuel oil	19	34	Million gallons
Uranium	450	25	Thousand pounds
Interest rate swaps – floating/fixed (c)	$3,000	$3,000	Million US dollars
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

(c)	Includes notional amounts of interest rate swaps that became effective in January 2017 and have maturity dates through July 2023.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2017	December 31, 2016
Fair value of derivative contract liabilities (a)	$(58)	$(31)
Offsetting fair value under netting arrangements (b)	37	13
Cash collateral and letters of credit	1	1
Liquidity exposure	$(20)	$(17)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2017, total credit risk exposure to all counterparties related to derivative contracts totaled $349 million (including associated accounts receivable). The net exposure to those counterparties totaled $244 million at June 30, 2017 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $78 million. At June 30, 2017, the credit risk exposure to the banking and financial sector represented 35% of the total credit risk exposure and 30% of the net exposure.

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three and six months ended June 30, 2017.

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

•
Our retail operations (and prior to the Effective Date, our Predecessor) pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $216 million and $436 million for the three and six months ended June 30, 2016, respectively.

•
A former subsidiary of EFH Corp. billed our Predecessor's subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are largely settled in cash and primarily reported in SG&A expenses, totaled $46 million and $106 million for the three and six months ended June 30, 2016, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to Vistra Energy (and prior to the Effective Date, our Predecessor) for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in asset retirement obligations in our condensed consolidated balance sheets. The delivery fee surcharges remitted to our Predecessor totaled $4 million and $8 million for the three and six months ended June 30, 2016, respectively. Income and expenses associated with the trust fund and the decommissioning liability incurred by Vistra Energy (and prior to the Effective Date, our Predecessor) are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that included our results prior to the Effective Date; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., were recorded as if our Predecessor filed its own corporate income tax return. For the six months ended June 30, 2016, our Predecessor made income tax payments totaling $14 million to EFH Corp.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Operating revenues (a)
Wholesale Generation	$584	$1,555
Retail Electricity	986	1,850
Eliminations	(274)	(752)
Consolidated operating revenues	$1,296	$2,653
Depreciation and amortization
Wholesale Generation	$54	$107
Retail Electricity	108	214
Corporate and Other	10	20
Consolidated depreciation and amortization	$172	$341
Operating income (loss)
Wholesale Generation	$(104)	$182
Retail Electricity	176	57
Corporate and Other	(19)	(32)
Consolidated operating income	$53	$207
Net income (loss)
Wholesale Generation	$(105)	$184
Retail Electricity	183	70
Corporate and Other	(104)	(202)
Consolidated net income (loss)	$(26)	$52
____________

(a)
For the three and six months ended June 30, 2017, includes third-party unrealized net gains/(losses) from mark-to-market valuations of commodity positions of $(59) million and $66 million, respectively, recorded to the Wholesale Generation segment and $1 million and $9 million, respectively, recorded to the Retail Electricity segment. In addition, for the three and six months ended June 30, 2017, unrealized net gains/(losses) with affiliate of $(88) million and $82 million, respectively, were recorded to operating revenues for the Wholesale Generation segment and corresponding unrealized net gains/(losses) with affiliate of $88 million and $(82) million, respectively, were recorded to fuel, purchased power costs and delivery fees for the Retail Electricity segment, with no impact to consolidated results.

	June 30, 2017	December 31, 2016
Total assets
Wholesale Generation	$7,052	$6,952
Retail Electricity	5,861	5,753
Corporate and Other and Eliminations	1,871	2,462
Consolidated total assets	$14,784	$15,167

16.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Other income:
Office space sublease rental income (a)	$3	$—	$6	$—
Insurance settlement	—	9	—	9
Mineral rights royalty income (b)	1	1	2	2
Sale of land (b)	1	—	3	—
Interest income	4	1	5	2
All other	—	—	2	1
Total other income	$9	$11	$18	$14
Other deductions:
Write-off of generation equipment (b)	$2	$21	$2	$41
All other	3	5	3	6
Total other deductions	$5	$26	$5	$47
____________

(a)	Reported in Corporate and Other non-segment (Successor period only).

(b)	Reported in Wholesale Generation segment (Successor period only).

Restricted Cash

	June 30, 2017		December 31, 2016
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the Vistra Operations Credit Facilities (Note 9)	$—	$650	$—	$650
Amounts related to restructuring escrow accounts	64	—	90	—
Other	—	—	5	—
Total restricted cash	$64	$650	$95	$650

Trade Accounts Receivable

	June 30, 2017	December 31, 2016
Wholesale and retail trade accounts receivable	$660	$622
Allowance for uncollectible accounts	(9)	(10)
Trade accounts receivable — net	$651	$612

Gross trade accounts receivable at June 30, 2017 and December 31, 2016 included unbilled retail revenues of $251 million and $225 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Allowance for uncollectible accounts receivable at beginning of period	$10	$9
Increase for bad debt expense	16	10
Decrease for account write-offs	(17)	(12)
Allowance for uncollectible accounts receivable at end of period	$9	$7

Inventories by Major Category

	June 30, 2017	December 31, 2016
Materials and supplies	$170	$173
Fuel stock	118	88
Natural gas in storage	22	24
Total inventories	$310	$285

Other Investments

	June 30, 2017	December 31, 2016
Nuclear plant decommissioning trust	$1,091	$1,012
Land	49	49
Miscellaneous other	3	3
Total other investments	$1,143	$1,064

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by Vistra Energy (and prior to the Effective Date, a subsidiary of TCEH) in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a receivable reported in noncurrent assets) that will ultimately be settled through changes in Oncor's delivery fees rates. The nuclear decommissioning trust fund was not a debtor in the Chapter 11 Cases. A summary of investments in the fund follows:

	June 30, 2017
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$345	$13	$(1)	$357
Equity securities (c)	317	422	(5)	734
Total	$662	$435	$(6)	$1,091

	December 31, 2016
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$333	$10	$(3)	$340
Equity securities (c)	309	368	(5)	672
Total	$642	$378	$(8)	$1,012
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.52% and 3.56% at June 30, 2017 and December 31, 2016, respectively, and an average maturity of 9 years at both June 30, 2017 and December 31, 2016.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2017 mature as follows: $104 million in one to 5 years, $95 million in five to 10 years and $158 million after 10 years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Realized gains	$1	$(1)	$2	$—
Realized losses	$—	$1	$(2)	$—
Proceeds from sales of securities	$19	$88	$98	$155
Investments in securities	$(23)	$(92)	$(107)	$(163)

Property, Plant and Equipment

At June 30, 2017 and December 31, 2016, property, plant and equipment of $4.392 billion and $4.443 billion, respectively, is stated net of accumulated depreciation and amortization of $239 million and $85 million, respectively.

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

At June 30, 2017, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.215 billion, which exceeds the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $124 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported in other current liabilities and asset retirement obligations in our condensed consolidated balance sheets, for the six months ended June 30, 2017:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2016	$1,200	$375	$151	$1,726
Additions:
Accretion	15	10	4	29
Reductions:
Payments	—	(15)	—	(15)
Liability at June 30, 2017	1,215	370	155	1,740
Less amounts due currently	—	(50)	(1)	(51)
Noncurrent liability at June 30, 2017	$1,215	$320	$154	$1,689

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2017	December 31, 2016
Unfavorable purchase and sales contracts	$41	$46
Other, including retirement and other employee benefits	194	174
Total other noncurrent liabilities and deferred credits	$235	$220

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $2 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $5 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2017	$9
2018	$11
2019	$11
2020	$9
2021	$1

Fair Value of Debt

	June 30, 2017		December 31, 2016
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities (Note 9)	$4,473	$4,463	$4,515	$4,552
Other long-term debt, excluding capital lease obligations (Note 9)	32	29	36	32
Mandatorily redeemable subsidiary preferred stock (Note 9)	70	70	70	70

We determine fair value in accordance with accounting standards as discussed in Note 12, and at June 30, 2017, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash payments related to:
Interest paid (a)	$142	$682
Capitalized interest	(4)	(6)
Interest paid (net of capitalized interest) (a)	$138	$676
Income taxes	$43	$14
Reorganization items (b)	$—	$56
Noncash investing and financing activities:
Construction expenditures (c)	$21	$65
Debt extinguishment gain (Note 9)	$(21)	$—
____________

(a)	Predecessor period includes amounts paid for adequate protection.

(b)
Represents cash payments made by our Predecessor for legal and other consulting services, including amounts paid on behalf of third parties pursuant to contractual obligations approved by the Bankruptcy Court.

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

The following discussion and analysis of our financial condition and results of operations for the Successor three and six months ended June 30, 2017 and the Predecessor three and six months ended June 30, 2016 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of fresh start reporting, the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

Significant Activities and Events and Items Influencing Future Performance

CCGT Plant Acquisition — In July 2017, La Frontera Holdings, LLC (La Frontera), an indirect wholly owned subsidiary of Vistra Energy, entered into an asset purchase agreement with Odessa-Ector Power Partners, L.P., an indirect wholly owned subsidiary of Koch Ag & Energy Solutions, LLC (the Odessa Transaction), to acquire a 1,054 MW CCGT natural gas fueled generation plant (and other related assets and liabilities) located in Odessa, Texas (the Odessa Facility). On August 1, 2017, the Odessa Transaction closed and La Frontera acquired the Odessa Facility. La Frontera paid an aggregate purchase price of approximately $350 million, subject to a customary working capital adjustment, plus a five-year earn-out provision, to acquire the Odessa Facility. The purchase price was funded by cash on hand. Vistra Operations Company LLC has guaranteed the obligations of La Frontera under the agreement and Koch Resources, LLC has guaranteed the obligations of the seller under the agreement.

Solar Development — In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas. As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. For the three months ended June 30, 2017, we have spent approximately $96 million related to this project primarily for progress payments under the engineering, procurement and construction agreement and the acquisition of the development rights. We currently estimate that the facility will begin operations in the summer of 2018.

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

Natural Gas Price and Market Heat Rate Exposure — Taking together forward wholesale, retail electricity sales and other retail customer considerations and all other hedging positions, at June 30, 2017, we had effectively hedged an estimated 100% and 66% of the natural gas price exposure related to our overall business for 2017 and 2018, respectively. Additionally, taking into consideration our overall heat rate exposure and related hedging positions at June 30, 2017, we had effectively hedged 92% and 51% of the heat rate exposure to our overall business for 2017 and 2018, respectively.

The following sensitivity table provides approximate estimates of the potential impact of movements in natural gas prices and market heat rates on realized pretax earnings (in millions) taking into account the hedge positions noted in the paragraph above for the periods presented. The estimates related to price sensitivity are based on our expected generation and retail positions, related hedges and forward prices as of June 30, 2017.

	Balance 2017 (a)	2018
$0.50/MMBtu increase in natural gas price (b)(c)	$ ~5	$ ~100
$0.50/MMBtu decrease in natural gas price (b)(c)	$ ~—	$ ~(90)
1.0/MMBtu/MWh increase in market heat rate (d)	$ ~20	$ ~115
1.0/MMBtu/MWh decrease in market heat rate (d)	$ ~(10)	$ ~(110)
___________

(a)	Balance of 2017 is from August 1, 2017 through December 31, 2017.

(b)	Assumes conversion of generation positions based on market heat rates and an estimate of natural gas generally being on the margin 70% to 90% of the time in the ERCOT market.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2017.

(d)	Based on ERCOT North Hub around-the-clock heat rates at June 30, 2017.

Environmental Matters — See Note 10 to Financial Statements for a discussion of greenhouse gas emissions, the Cross-State Air Pollution Rule, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Vistra Energy Consolidated Financial Results — Three Months Ended June 30, 2017

	Successor
	Three Months Ended June 30, 2017
	Wholesale Generation	Retail Electricity	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$584	$986	$(274)	$1,296
Fuel, purchased power costs and delivery fees	(406)	(596)	273	(729)
Operating costs	(192)	(3)	—	(195)
Depreciation and amortization	(54)	(108)	(10)	(172)
Selling, general and administrative expenses	(36)	(103)	(8)	(147)
Operating income (loss)	(104)	176	(19)	53
Other income	6	7	(4)	9
Other deductions	(3)	—	(2)	(5)
Interest expense and related charges	(4)	—	(65)	(69)
Impacts of Tax Receivables Agreement	—	—	(22)	(22)
Income (loss) before income taxes	$(105)	$183	(112)	(34)
Income tax benefit			8	8
Net loss			$(104)	$(26)

Consolidated operating income totaled $53 million for the three months ended June 30, 2017. Results were driven by:

•
Our Wholesale Generation segment had an operating loss of $104 million for the period which was primarily driven by unrealized mark-to-market losses on commodity risk management activities totaling $155 million for the period (including $88 million of unrealized losses on positions with the Retail Electricity segment). The unrealized losses were driven by reversal of previously recorded unrealized gains on settled positions and the impacts of an increase in forward power prices on existing hedges. Additionally, operating income includes a $26 million unfavorable impact due to an unplanned outage at one of our nuclear generation units that began in June 2017 ($19 million of lower earnings due to lost generation and $7 million of additional operating costs). The outage required repairs to the plant's steam turbine generator, a standard component in all power stations that is completely unrelated to Comanche Peak's nuclear reactor, which was not impacted by the outage. We expect that unit to return to service in August 2017. Please see the discussion of Wholesale Generation below for further details.

•
Our Retail Electricity segment had operating income of $176 million for the period which was primarily driven by favorable profit margins, including $88 million of unrealized gains in purchased power costs on positions with the Wholesale Generation segment. Please see the discussion of Retail Electricity below for further details.

•
Net operating expense related to Eliminations and Corporate and Other activities totaled $19 million and primarily reflected amortization of software and other technology-related assets (see Note 4 to the Financial Statements).

Interest expense and related charges totaled $69 million and included $52 million of interest expense incurred and $15 million of unrealized mark-to-market losses on interest rate swaps. See Note 7 to the Financial Statements.

See Note 6 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

Income tax benefit totaled $8 million. The effective tax rate was 23.5%. See Note 5 to the Financial Statements for reconciliation of this effective rate to the US federal statutory rate.

Vistra Energy Consolidated Financial Results — Six Months Ended June 30, 2017

	Successor
	Six Months Ended June 30, 2017
	Wholesale Generation	Retail Electricity	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,555	$1,850	$(752)	$2,653
Fuel, purchased power costs and delivery fees	(796)	(1,368)	753	(1,411)
Operating costs	(402)	(7)	—	(409)
Depreciation and amortization	(107)	(214)	(20)	(341)
Selling, general and administrative expenses	(68)	(204)	(13)	(285)
Operating income (loss)	182	57	(32)	207
Other income	11	13	(6)	18
Other deductions	(4)	—	(1)	(5)
Interest expense and related charges	(5)	—	(88)	(93)
Impacts of Tax Receivables Agreement	—	—	(42)	(42)
Income (loss) before income taxes	$184	$70	(169)	85
Income tax expense			(33)	(33)
Net income			$(202)	$52

Consolidated operating income totaled $207 million for the six months ended June 30, 2017. Results were driven by:

•
Our Wholesale Generation segment had operating income of $182 million for the period which was primarily driven by unrealized mark-to-market gains on commodity risk management activities totaling $127 million for the period (including $82 million of unrealized gains on positions with the Retail Electricity segment and $21 million of unrealized losses on hedging activities for fuel and purchased power costs). The unrealized gains were driven by decreases in forward natural gas prices on existing positions during the period, partially offset by a reversal of previously recorded unrealized gains on settled positions. Additionally, operating income includes a $26 million unfavorable impact due to an unplanned outage at one of our nuclear generation units that began in June 2017 ($19 million of lower earnings due to lost generation and $7 million of additional operating costs). The outage required repairs to the plant's steam turbine generator, a standard component in all power stations that is completely unrelated to Comanche Peak's nuclear reactor, which was not impacted by the outage. We expect that unit to return to service in August 2017. Please see the discussion of Wholesale Generation below for further details.

•
Our Retail Electricity segment had an operating income of $57 million for the period which was primarily driven by favorable profit margins, partially offset by $82 million of unrealized losses in purchased power costs on positions with the Wholesale Generation segment. Please see the discussion of Retail Electricity below for further details.

•
Net operating expense related to Eliminations and Corporate and Other activities totaled $32 million and primarily reflected amortization of software and other technology-related assets (see Note 4 to the Financial Statements).

Interest expense and related charges totaled $93 million and included $105 million of interest expense incurred and $6 million of unrealized mark-to-market losses on interest rate swaps, partially offset by $21 million in income from the recognition of a debt extinguishment gain resulting from the February 2017 repricing of the Vistra Operations Credit Facilities. See Note 7 to the Financial Statements.

See Note 6 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

Income tax expense totaled $33 million. The effective tax rate was 38.8%. See Note 5 to the Financial Statements for reconciliation of this effective rate to the US federal statutory rate.

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

Operating Statistics — Three and Six Months Ended June 30, 2017

	Successor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Sales volumes (GWh):
Retail electricity sales volumes:
Residential	5,090	9,112
Business markets	4,621	8,749
Total retail electricity sales volumes	9,711	17,861
Wholesale electricity sales volumes (a)	11,165	22,815
Production volumes (GWh):
Nuclear facilities	3,457	8,710
Lignite and coal facilities	13,159	23,732
Natural gas facilities	3,952	7,470
Capacity factors:
Nuclear facilities	68.8%	87.2%
Lignite and coal facilities	75.2%	68.2%
CCGT facilities	59.5%	56.9%
Market pricing:
Average ERCOT North power price ($/MWh)	$24.05	$22.63
Weather (North Texas average) - percent of normal (b):
Cooling degree days	93.0%	101.4%
Heating degree days	42.2%	60.2%
____________

(a)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(b)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2006 to 2015.

Wholesale Generation Segment Financial Results — Three and Six Months Ended June 30, 2017

For the three months ended June 30, 2017, wholesale electricity revenues totaled $584 million and included:

•
$301 million in third-party wholesale electricity sales, which included $360 million in electricity sales to third parties and $59 million in unrealized losses from hedging activities reflecting the reversal of previously recorded unrealized gains on settled positions and the impacts of an increase in forward power prices on existing positions, and

•
$273 million in affiliated sales to the Retail Electricity segment, which included $361 million in sales for the period and $88 million in unrealized losses on affiliate positions reflecting an increase in forward power prices and the reversal of previously recorded unrealized gains on settled positions.

For the six months ended June 30, 2017, wholesale electricity revenues totaled $1.555 billion and included:

•
$790 million in third-party wholesale electricity sales, which included $724 million in electricity sales to third parties and $66 million in unrealized gains from hedging activities reflecting a decrease in forward natural gas prices on existing positions partially offset by the reversal of previously recorded unrealized gains on settled positions, and

•
$751 million in affiliated sales to the Retail Electricity segment, which included $669 million in sales for the period and $82 million in unrealized gains on affiliate positions due to a decrease in forward power prices on existing positions partially offset by the reversal of previously recorded unrealized gains on settled positions.

For both the three and six months ended June 30, 2017, wholesale electricity sales and operating costs include a $26 million unfavorable impact due to an unplanned outage at one of our nuclear generation units that began in June 2017.

	Successor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Wholesale electricity sales	$360	$724
Unrealized net gains/(losses) on hedging activities	(59)	66
Sales to affiliates	361	669
Unrealized net gains/(losses) with affiliates	(88)	82
Other revenues	10	14
Total wholesale electricity revenues	$584	$1,555

For the three and six months ended June 30, 2017, fuel, purchased power costs and delivery fees totaled $406 million and $796 million, respectively, and reflected $398 million and $775 million, respectively, in fuel and purchased power costs and ancillary and other costs. For the three and six months ended June 30, 2017, fuel and purchased power costs also included $8 million and $21 million, respectively, in unrealized losses from hedging activities reflecting reversal of previously recorded unrealized gains on settled positions. For the six months ended June 30, 2017, unrealized losses from hedging activities also reflected decreases in forward diesel and coal prices.

	Successor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Fuel for nuclear facilities	$17	$47
Fuel for lignite and coal facilities	203	380
Fuel for natural gas facilities and purchased power costs	154	299
Unrealized losses from hedging activities	8	21
Ancillary and other costs	24	49
Total fuel and purchased power costs	$406	$796

Operating costs totaled $192 million and $402 million for the three and six months ended June 30, 2017, respectively, and reflected operations and maintenance expenses for power generation facilities and salaries and benefits for facilities personnel.

For the three and six months ended June 30, 2017, depreciation and amortization expenses totaled $54 million and $107 million, respectively, and primarily reflected depreciation on power generation and mining property, plant and equipment.

For the three and six months ended June 30, 2017, SG&A totaled $36 million and $68 million, respectively, and reflected functional group service costs allocated from Corporate and Other activities totaling $32 million and $63 million, respectively.

Retail Electricity Segment Financial Results — Three and Six Months Ended June 30, 2017

For the three months ended June 30, 2017, retail electricity revenues totaled $986 million and included $964 million related to 9,711 GWh in sales volumes. During the period, revenues were unfavorably impacted by slightly milder than normal weather.

For the six months ended June 30, 2017, retail electricity revenues totaled $1.850 billion and included $1.796 billion related to 17,861 GWh in sales volumes. During the period, revenues were unfavorably impacted by mild weather.

	Successor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Retail electricity sales	$964	$1,796
Amortization expense of identifiable intangible assets related to retail contracts (see Note 4 to the Financial Statements)	(20)	(44)
Other revenues	42	98
Total retail electricity revenues	$986	$1,850

Purchased power costs, delivery fees and other costs totaled $596 million and $1.368 billion for the three and six months ended June 30, 2017, respectively, and reflected the following:

	Successor
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Purchases from affiliates	$361	$669
Unrealized net (gains) losses with affiliates	(88)	82
Delivery fees	321	615
Other costs	2	2
Total purchased power costs and delivery fees	$596	$1,368

Depreciation and amortization expenses totaled $108 million and $214 million for the three and six months ended June 30, 2017, respectively, and primarily reflected the impacts of amortization expense related to the retail customer relationship intangible asset established in fresh start reporting (see Note 4 to the Financial Statements).

SG&A totaled $103 million and $204 million for the three and six months ended June 30, 2017, respectively, and reflected employee compensation and benefit costs (including functional group costs allocated from Corporate and Other), marketing and operation expenses and bad debt expense.

Predecessor Consolidated Financial Results — Three and Six Months Ended June 30, 2016

	Predecessor
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Operating revenues	$1,233	$2,283
Fuel, purchased power costs and delivery fees	(654)	(1,208)
Net loss from commodity hedging and trading activities	(118)	(53)
Operating costs	(255)	(474)
Depreciation and amortization	(164)	(302)
Selling, general and administrative expenses	(154)	(318)
Operating loss	(112)	(72)
Other income	11	14
Other deductions	(26)	(47)
Interest expense and related charges	(343)	(679)
Reorganization items	(30)	(52)
Loss before income taxes	(500)	(836)
Income tax (expense) benefit	1	(6)
Net loss	$(499)	$(842)

Predecessor — Operating Statistics — Three and Six Months Ended June 30, 2016

	Predecessor
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Operating revenues:
Retail electricity revenues	$978	$1,855
Wholesale electricity revenues and other operating revenues (a)(b)	255	428
Total operating revenues	$1,233	$2,283
Fuel, purchased power costs and delivery fees:
Fuel for nuclear facilities	$26	$61
Fuel for lignite and coal facilities	171	312
Fuel for natural gas facilities and purchased power costs (a)	112	159
Other costs	32	68
Delivery fees	313	608
Total	$654	$1,208
Sales volumes:
Retail electricity sales volumes (GWh):
Residential	5,033	9,261
Business markets	4,748	8,969
Total retail electricity	9,781	18,230
Wholesale electricity sales volumes (b)	8,049	13,504
Production volumes (GWh):
Nuclear facilities	4,373	9,695
Lignite and coal facilities (c)	9,253	17,235
Natural gas facilities	4,059	4,086
Capacity factors:
Nuclear facilities	87.1%	96.5%
Lignite and coal facilities (c)	52.8%	49.2%
Market pricing:
Average ERCOT North power price ($/MWh)	$18.82	$17.87
Weather (North Texas average) - percent of normal (d):
Cooling degree days	95.0%	96.1%
Heating degree days	87.9%	81.9%
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

(c)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 5,310 GWh and 12,030 GWh for the three and six months ended June 30, 2016, respectively.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

Predecessor Financial Results — Three and Six Months Ended June 30, 2016

For the three and six months ended June 30, 2016, loss before income taxes totaled $500 million and $836 million, respectively, and primarily reflected interest expense for adequate protection on pre-petition debt totaling $324 million and $646 million, respectively, and the effects of milder than normal winter weather and declining average electricity prices on operating revenues in both periods.

Operating revenues totaled $1.233 billion and $2.283 billion for the three and six months ended June 30, 2016, respectively.

•
For the three and six months ended June 30, 2016, retail electricity revenues totaling $978 million and $1.855 billion, respectively, were negatively impacted by reduced electricity usage reflecting milder than normal winter weather in 2016 and declining average prices.

•
For the three and six months ended June 30, 2016, wholesale revenues totaling $204 million and $323 million, respectively, increased due to additional sales from the Lamar and Forney generation assets acquired in April 2016. For the six months ended June 30, 2017, wholesale volumes were also negatively impacted by lower average wholesale electricity prices.

Following is an analysis of amounts reported as net losses from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Predecessor
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized net gains	$95	$200
Unrealized net losses	(213)	(253)
Total	$(118)	$(53)

For both periods presented, the negative impacts of declining average prices on wholesale operating revenues were partially offset by realized net gains reflecting settled gains on derivatives due to declining market prices. These gains were primarily related to natural gas positions.

Net unrealized gains (losses) were primarily impacted by reversals of previously recorded unrealized net gains on settled positions.

Fuel, purchased power costs and delivery fees totaled $654 million and $1.208 billion for the three and six months ended June 30, 2016, respectively, and reflected the impact of declining electricity prices on purchased power costs during 2016.

Operating costs totaled $255 million and $474 million for the three and six months ended June 30, 2016, respectively, and primarily reflect maintenance expense for our generation assets, including the scope and timing of maintenance costs at lignite/coal fueled generation facilities.

Depreciation and amortization expenses totaled $164 million and $302 million for the three and six months ended June 30, 2016, respectively, and reflected the effect of noncash impairments of certain long-lived assets recorded in 2015.

SG&A expenses totaled $154 million and $318 million for the three and six months ended June 30, 2016, respectively, and reflected administrative and general salaries, employee benefits, marketing costs related to retail electricity activity and other administrative costs.

For the three and six months ended June 30, 2016, results for the period also include $16 million and $25 million, respectively, of severance expense, primarily reported in fuel, purchased power costs and delivery fees and operating costs, associated with certain actions taken to reduce costs related to mining and lignite/coal generation operations.

For the three and six months ended June 30, 2016, interest expense and related charges totaled $343 million and $679 million, respectively, and included adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors totaling $324 million and $646 million, respectively, and interest expense on debtor-in-possession financing totaling $22 million and $38 million, respectively.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2017 and 2016. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $54 million in unrealized net gains for the six months ended June 30, 2017 and $253 million in unrealized net losses for the six months ended June 30, 2016 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Commodity contract net asset at beginning of period	$64	$271
Settlements/termination of positions (a)	(107)	(208)
Changes in fair value of positions in the portfolio (b)	161	(45)
Other activity (c)	(12)	(26)
Commodity contract net asset (liability) at end of period	$106	$(8)
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). Includes reversal of $49 million of previously recorded unrealized gains related to Vistra Energy beginning balances. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at June 30, 2017, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Successor
	Maturity dates of unrealized commodity contract net asset at June 30, 2017
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(14)	$1	$(1)	$—	$(14)
Prices provided by other external sources	42	3	—	—	45
Prices based on models	81	1	(9)	2	75
Total	$109	$5	$(10)	$2	$106

FINANCIAL CONDITION

Cash Flows

Successor — Six Months Ended June 30, 2017 — Cash provided by operating activities totaled $333 million in 2017 and was primarily driven by cash from operations of approximately $542 million after taking into consideration depreciation and amortization, impacts of the Tax Receivable Agreement and unrealized mark-to-market gains on derivatives, offset by a net use of cash of approximately $209 million in changes in operating assets and liabilities primarily driven by incentive plan payments, tax payments and interest, partially offset by decreases in cash utilized in margin postings related to derivative contracts.

Cash used in financing activities totaled $27 million in 2017 and reflected the repayment of debt.

Cash used in investing activities totaled $163 million in 2017 and reflected capital expenditures (including nuclear fuel purchases) totaling $98 million and solar development expenditures totaling $96 million related to the facility currently under construction in Upton County, Texas. We have funded our investment in the solar development project using cash on hand.

Predecessor — Six Months Ended June 30, 2016 — Cash used in operating activities totaled $412 million in 2016 and reflected cash interest payments of $682 million, partially offset by cash from operations.

Cash provided by financing activities totaled $1.111 billion and reflected $1.115 billion in net borrowings under the DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements).

Cash used in investing activities totaled $1.534 billion and reflected payments of $1.343 billion related to the Lamar and Forney Acquisition net of cash acquired (see Note 3 to the Financial Statements) and capital expenditures (including nuclear fuel purchases) totaling $179 million.

Debt Activity

See Note 9 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2017:

	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents (a)	$986	$843	$143
Vistra Operations Credit Facilities — Revolving Credit Facility	860	860	—
Vistra Operations Credit Facilities — Term Loan C Facility (b)	175	131	44
Total liquidity	$2,021	$1,834	$187
___________

(a)	Cash and cash equivalents excludes $650 million of restricted cash held for letter of credit support at both June 30, 2017 and December 31, 2016 (see Note 16 to the Financial Statements).

(b)
The Term Loan C Facility is used for issuing letters of credit for general corporate purposes. Borrowing totaling $650 million under this facility were funded to collateral accounts that are reported as restricted cash in our condensed consolidated balance sheets. The June 30, 2017 restricted cash balance represents borrowings under the Term Loan C Facility held in a collateral account that supports $475 million in letters of credit outstanding, leaving $175 million in available letter of credit capacity (see Note 9).

The increase in available liquidity to $2.021 billion in the six months ended June 30, 2017 compared to December 31, 2016 was primarily driven by increased available cash from operations and reduced letter of credit postings.

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

At June 30, 2017, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$26 million in cash has been posted with counterparties as compared to $213 million posted at December 31, 2016;

•	$1 million in cash has been received from counterparties as compared to $41 million received at December 31, 2016;

•	$346 million in letters of credit have been posted with counterparties as compared to $363 million posted at December 31, 2016, and

•	$1 million in letters of credit have been received from counterparties as compared to $10 million received at December 31, 2016.

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

Income Tax Payments — In the next twelve months, we expect to make federal income tax payments of approximately $12 million, which represents our remaining estimated 2017 federal income tax liability. We also expect to make Texas margin tax payments of approximately $19 million in the next twelve months. Income tax payments totaled $43 million and $14 million for the six months ended June 30, 2017 and 2016, respectively.

Financial Covenants

The agreement governing the Vistra Operations Credit Facilities includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $100 million) exceed 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio not exceed 4.25 to 1.00. Although we had no borrowings under the Revolving Credit Facility as of June 30, 2017, we would have been in compliance with this financial covenant if it was required to be tested at such date.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2017, Vistra Energy has posted letters of credit in the amount of $55 million with the PUCT, which is subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, Vistra Energy has posted collateral support, in the form of letters of credit, totaling $110 million at June 30, 2017 (which is subject to daily adjustments based on settlement activity with ERCOT).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $4.5 billion at June 30, 2017) under such facilities.

Each of Vistra Operations' (or its subsidiaries') commodity hedging agreements and interest rate swap agreements that are secured with a lien on its assets on a pari passu basis with the Vistra Operations Credit Facilities lenders contains a cross default provision. An event of a default by Vistra Operations or any of its subsidiaries relating to indebtedness in excess of $300 million that results in the acceleration of such debt, would give each counterparty under these hedging agreements the right to terminate its hedge or interest rate swap agreement with Vistra Operations (or its applicable subsidiary) and require all outstanding obligations under such agreement to be settled.

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

VaR for Underlying Generation Assets and Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all underlying generation assets and contracts marked-to-market in net income (through the end of 2018), based on a 95% confidence level and an assumed holding period of 60 days.

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Month-end average VaR:	$100	$65
Month-end high VaR:	$140	$119
Month-end low VaR:	$80	$30

The increase in the month-end high VaR risk measure in 2017 reflected increased natural gas volatility.

Interest Rate Risk

At June 30, 2017, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $15 million, taking into account the interest rate swaps discussed in Note 9 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $726 million at June 30, 2017.

At June 30, 2017, Retail Electricity segment credit exposure totaled $484 million, including $475 million of trade accounts receivable and $9 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $48 million, resulting in a net exposure of $436 million. We believe the risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At June 30, 2017, Wholesale Generation segment credit exposure totaled $242 million including $126 million of trade accounts receivable and $116 million related to derivative assets, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Wholesale Generation segment exposure was $230 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at June 30, 2017. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$238	$10	$228
Below investment grade or no rating	4	2	2
Totals	$242	$12	$230

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $136 million, or 59%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "may," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion under Risk Factors in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act in May 2017 (as supplemented to date) and under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements:

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

◦	clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, fuel oil and other refined products;

•	changes in the ability of vendors to provide or deliver commodities as needed;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the attractiveness of the cost and other terms of such capital and the success of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to maintain prudent financial leverage;

•	our ability to generate sufficient cash flow to make principal and interest payments in respect of, or refinance, our debt obligations:

•	competition for new energy development and other business opportunities;

•	our ability to successfully complete our solar generation project in a timely and cost efficient manner or at all;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology (including large scale electricity storage) used by and services offered by us;

•	changes in electricity transmission that allow additional power generation to compete with our generation assets;

•	our ability to attract and retain qualified employees;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

There have been no material changes from the risk factors discussed in Risk Factors in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act in May 2017 (as supplemented to date) except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in such prospectus. The risks described in such reports are not the only risks facing our company.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2(a)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	2.1	—	Order of the United States Bankruptcy Court for the District of Delaware Confirming the Third Amended Joint Plan of Reorganization

(3(i))	Articles of Incorporation

3(a)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.1	—	Certification of Incorporation of TCEH Corp.

3(b)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.2	—	Certificate of Amendment of Certificate of Incorporation of TCEH Corp.

(3(ii))	By-laws

3(c)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.3	—	Restated Bylaws of Vistra Energy Corp.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	4.1	—	Registration Rights Agreement, dated October 3, 2016

(10)	Material Contracts

10(a)	001-38086 Form 8-K (filed July 7, 2017)	10(a)	—	Asset Purchase Agreement, dated as of July 5, 2017, by and among Odessa-Ector Power Partners, L.P., La Frontera Holdings, LLC, Vistra Operations Company LLC, Koch Resources, LLC

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31(a)			—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)			—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32(a)			—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

Exhibits	Previously Filed With File Number*	As Exhibit
XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vistra Energy Corp.

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 3, 2017