Form 10-Q
period 2018-03-31
Vistra Energy Corp.
filed 2018-05-04
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

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

As of May 1, 2018, there were 522,955,994 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2017 Form 10-K	Vistra Energy's Annual Report on Form 10-K for the year ended December 31, 2017

CCGT	combined cycle gas turbine

CME	Chicago Mercantile Exchange

CO2	carbon dioxide

Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code

Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly-formed company, Vistra Energy, on the Effective Date

EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

FERC	U.S. Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	IntercontinentalExchange

IRS	U.S. Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

load	demand for electricity

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

Merger	the merger of Dynegy with and into Vistra Energy, with Vistra Energy as the surviving corporation

Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy and Dynegy, as it may be amended or modified from time to time

Merger Date	April 9, 2018, the date Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement

MMBtu	million British thermal units

MW	megawatts

MWh	megawatt-hours

NRC	U.S. Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange

ii

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

Plan of Reorganization
Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our Predecessor

PrefCo	Vistra Preferred Inc.

PrefCo Preferred Stock Sale
as part of the Spin-Off, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share

PUCT	Public Utility Commission of Texas

REP	retail electric provider

RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings (a credit rating agency)

SEC	U.S. Securities and Exchange Commission

SG&A	selling, general and administrative

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy.

TCEQ	Texas Commission on Environmental Quality

TDSP	transmission and distribution service provider

TRA
Tax Receivables Agreement, containing certain rights (TRA Rights) to receive payments from Vistra Energy related to certain tax benefits, including those it realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TXU Energy
TXU Energy Retail Company LLC, an indirect, wholly owned subsidiary of Vistra Energy that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

U.S.	United States of America

Vistra Energy	Vistra Energy Corp. and/or its subsidiaries, depending on context

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $5.162 billion senior secured financing facilities (see Note 10 to the Financial Statements).

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2018	2017
Operating revenues (Note 5)	$765	$1,357
Fuel, purchased power costs and delivery fees	(650)	(683)
Operating costs	(194)	(214)
Depreciation and amortization	(153)	(170)
Selling, general and administrative expenses	(162)	(135)
Operating income (loss)	(394)	155
Other income (Note 17)	10	9
Other deductions (Note 17)	(2)	—
Interest expense and related charges (Note 17)	9	(24)
Impacts of Tax Receivable Agreement (Note 8)	(18)	(21)
Income (loss) before income taxes	(395)	119
Income tax benefit (expense) (Note 7)	89	(41)
Net income (loss)	$(306)	$78
Weighted average shares of common stock outstanding:
Basic	428,450,384	427,583,339
Diluted	428,450,384	427,800,350
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(0.71)	$0.18
Diluted	$(0.71)	$0.18

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(306)	$78
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $— in all periods)	1	—
Total other comprehensive income	1	—
Comprehensive income (loss)	$(305)	$78

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2018	2017

Cash flows — operating activities:
Net income (loss)	$(306)	$78
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	180	226
Deferred income tax (benefit) expense, net	(83)	42
Unrealized net (gain) loss from mark-to-market valuations of derivatives	356	(129)
Accretion expense	19	14
Impacts of Tax Receivable Agreement (Note 8)	18	21
Stock-based compensation	6	4
Other, net	7	(13)
Changes in operating assets and liabilities:
Margin deposits, net	(64)	113
Accrued interest	(11)	(31)
Accrued taxes	(69)	(73)
Accrued incentive plan	(50)	(73)
Other operating assets and liabilities	(25)	(38)
Cash (used in) provided by operating activities	(22)	141
Cash flows — financing activities:
Repayments/repurchases of debt (Note 10)	(10)	(13)
Other, net	1	(5)
Cash used in financing activities	(9)	(18)
Cash flows — investing activities:
Capital expenditures	(39)	(31)
Nuclear fuel purchases	(11)	(12)
Solar development expenditures (Note 3)	(21)	—
Proceeds from sales of nuclear decommissioning trust fund securities (Note 17)	46	79
Investments in nuclear decommissioning trust fund securities (Note 17)	(51)	(84)
Other, net	(1)	(3)
Cash used in investing activities	(77)	(51)

Net change in cash, cash equivalents and restricted cash	(108)	72
Cash, cash equivalents and restricted cash — beginning balance	2,046	1,588
Cash, cash equivalents and restricted cash — ending balance	$1,938	$1,660

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,379	$1,487
Restricted cash (Note 17)	59	59
Trade accounts receivable — net (Note 17)	463	582
Inventories (Note 17)	226	253
Commodity and other derivative contractual assets (Note 14)	404	190
Margin deposits related to commodity contracts	93	30
Prepaid expense and other current assets	75	72
Total current assets	2,699	2,673
Restricted cash (Note 17)	500	500
Investments (Note 17)	1,232	1,240
Property, plant and equipment — net (Note 17)	4,850	4,820
Goodwill (Note 6)	1,907	1,907
Identifiable intangible assets — net (Note 6)	2,437	2,530
Commodity and other derivative contractual assets (Note 14)	169	58
Accumulated deferred income taxes	793	710
Other noncurrent assets	189	162
Total assets	$14,776	$14,600
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently (Note 10)	$44	$44
Trade accounts payable	421	473
Commodity and other derivative contractual liabilities (Note 14)	595	224
Margin deposits related to commodity contracts	3	4
Accrued taxes	58	58
Accrued taxes other than income	59	136
Accrued interest	3	16
Asset retirement obligations (Note 17)	126	99
Other current liabilities	248	297
Total current liabilities	1,557	1,351
Long-term debt, less amounts due currently (Note 10)	4,366	4,379
Commodity and other derivative contractual liabilities (Note 14)	386	102
Tax Receivable Agreement obligation (Note 8)	351	333
Asset retirement obligations (Note 17)	1,817	1,837
Other noncurrent liabilities and deferred credits (Note 17)	239	256
Total liabilities	8,716	8,258

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	March 31, 2018	December 31, 2017
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2018 — 428,506,325; December 31, 2017 — 428,398,802)	4	4
Additional paid-in-capital	7,772	7,765
Retained deficit	(1,700)	(1,410)
Accumulated other comprehensive income	(16)	(17)
Total equity	6,060	6,342
Total liabilities and equity	$14,776	$14,600

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

Vistra Energy has three reportable segments: (i) our Wholesale Generation segment, consisting largely of Luminant; (ii) our Retail Electricity segment, consisting largely of TXU Energy, and (iii) our Asset Closure segment, consisting of financial results associated with retired plants and mines. The Asset Closure segment was established as of January 1, 2018, and we have recast information from prior periods to reflect this change in reportable segments. See Note 16 for further information concerning reportable business segments.

Merger Transaction

On the Merger Date, Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement entered into in October 2017. Pursuant to the Merger Agreement, Dynegy merged with and into Vistra Energy, with Vistra Energy continuing as the surviving corporation. Because the Merger occurred after March 31, 2018, Vistra Energy's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Dynegy in any of the periods presented herein or otherwise take into account the closing of the Merger or the effects of the Merger or any transactions related thereto. See Note 2 for a summary of the Merger and related transactions.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2017 Form 10-K, with the exception of the change in reporting segments as detailed above. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2017 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Adoption of New Accounting Standards

Revenue from Contracts with Customers — On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments (new revenue standard) using the modified retrospective method for all contracts outstanding at the time of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis and our retail electricity and wholesale generation revenues will continue to be recognized when electricity and other services are delivered to our customers. The impact of adopting the new revenue standard primarily relates to the deferral of acquisition costs associated with retail contracts with customers that were previously expensed as incurred. Under the new revenue standard, these amounts will be capitalized and amortized over the expected life of the customer.

As of January 1, 2018, the cumulative effect of the changes made to our condensed consolidated balance sheet for the adoption of the new revenue standard was as follows:

	December 31, 2017	Adoption of New Revenue Standard	January 1, 2018
Impact on condensed consolidated balance sheet:
Assets
Prepaid expense and other current assets	$72	$5	$77
Accumulated deferred income taxes	$710	$(4)	$706
Other noncurrent assets	$162	$16	$178
Equity
Retained deficit	$(1,410)	$17	$(1,393)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed statement of consolidated income (loss) and condensed consolidated balance sheet was as follows:

	Three Months Ended March 31, 2018
	As Reported	Amount Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed statement of consolidated income (loss):
Operating revenues	$765	$764	$1
Selling, general and administrative expenses	$(162)	$(165)	$3
Net income (loss)	(306)	(309)	3

	March 31, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed consolidated balance sheet:
Assets
Prepaid expense and other current assets	$75	$69	$6
Accumulated deferred income taxes	$793	$797	$(4)
Other noncurrent assets	$189	$169	$20
Equity
Retained deficit	$(1,700)	$(1,720)	$20

See Note 5 for the disclosures required by the new revenue standard.

Statement of Cash Flows — In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash to be included in the cash and cash equivalents and a reconciliation between the change in cash and cash equivalents and the amounts presented on the balance sheet (see Note 17). We adopted the standard on January 1, 2018. The ASU modified our presentation of our condensed statements of consolidated cash flows, and retrospective application to comparative periods presented was required. For the three months ended March 31, 2017, our condensed statement of consolidated cash flows previously reflected a source of cash of $1 million reported as changes in restricted cash that is now reported in net change in cash, cash equivalents and restricted cash. See the condensed statements of consolidated cash flows and Note 17 for disclosures related to the adoption of this accounting standard.

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 (ASU 2016-02), Leases. The ASU amends previous GAAP to require the recognition of lease assets and liabilities for operating leases. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Retrospective application to comparative periods presented will be required in the year of adoption. We are currently evaluating the impact of this ASU on our financial statements.

2.    MERGER TRANSACTION

Merger Summary

On the Merger Date, Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement entered into in October 2017. Pursuant to the Merger Agreement, Dynegy merged with and into Vistra Energy, with Vistra Energy continuing as the surviving corporation. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code, as amended, so that none of Vistra Energy, Dynegy or any of the Dynegy stockholders will recognize any gain or loss in the transaction, except that Dynegy stockholders could recognize a gain or loss with respect to cash received in lieu of fractional shares of Vistra Energy's common stock. Vistra Energy is the acquirer for both federal tax and accounting purposes.

At the closing of the Merger, each issued and outstanding share of Dynegy common stock, par value $0.01 per share, other than shares owned by Vistra Energy or its subsidiaries, held in treasury by Dynegy or held by a subsidiary of Dynegy, was automatically converted into 0.652 shares of common stock, par value $0.01 per share, of Vistra Energy (the Exchange Ratio), except that cash was paid in lieu of fractional shares, which resulted in Vistra Energy issuing 94,409,573 shares of Vistra Energy common stock to the former Dynegy stockholders. The total number of Vistra Energy shares outstanding at the close of the Merger was 522,932,453 shares. Dynegy stock options and equity-based awards outstanding immediately prior to the Effective Time were generally automatically converted upon completion of the Merger into stock options and equity-based awards, respectively, with respect to Vistra Energy's common stock, after giving effect to the Exchange Ratio.

Following is a list of events that took place in connection with the completion of the Merger.

Warrants — The Company entered into an agreement whereby holders of each outstanding warrant previously issued by Dynegy will be entitled to receive, upon exercise, the equity securities to which the holder would have been entitled to receive of Dynegy common stock converted into shares of Vistra Energy common stock at the Exchange Ratio. As of the Merger Date, nine million warrants expiring in 2024 with an exercise price of $35.00 were outstanding, each of which can be redeemed for 0.652 share of Vistra Energy common stock.

Credit Agreement — The Company assumed the obligations under Dynegy's $3.563 billion credit agreement consisting of a $2.018 billion senior secured term loan facility due 2024 and a $1.545 billion senior secured revolving credit facility. As of the Merger Date, there were no cash borrowings and $656 million of letters of credit outstanding under the senior secured revolving credit facility. On April 23, 2018, $70 million of the senior secured revolving credit facility matured.

Senior Notes — The Company and certain of the Company's wholly-owned subsidiaries that guarantee obligations under the Dynegy credit agreement assumed the following obligations of Dynegy:

•
$850 million of outstanding 6.75% Senior Notes due 2019, which were redeemed on May 1, 2018 at a redemption price of 101.688%, plus accrued and unpaid interest to but not including the date of redemption;

•	$1.750 billion of 7.375% Senior Notes due 2022;

•	$500 million of 5.875% Senior Notes due 2023;

•	$1.250 billion of 7.625% Senior Notes due 2024;

•	$188 million of 8.034% Senior Notes due 2024;

•	$750 million of 8.000% Senior Notes due 2025, and

•	$850 million of 8.125% Senior Notes due 2026.

Tangible Equity Units — The Company assumed the obligations of Dynegy's 4,600,000 7.00% tangible equity units, each with a stated amount of $100.00 and each comprised of (i) a prepaid stock purchase contract that will deliver to the holder, not later than July 1, 2019, unless earlier redeemed or settled, not more than 4.0421 shares of Vistra Energy common stock and not less than 3.2731 shares of Vistra Energy common stock per contract based upon the applicable fixed settlement rate in the contract and (ii) a senior amortizing note with an outstanding principal amount of $45 million that pays an equal quarterly cash installment of $1.7500 per amortizing note. In the aggregate, the annual quarterly cash installments will be equivalent to a 7.00% cash payment per year with respect to each $100.00 stated amount of tangible equity units.

Business Combination

The Merger is anticipated to provide a number of significant potential strategic benefits and opportunities to Vistra Energy, including increased scale and market diversification, rebalanced asset portfolio and improved earnings and cash flow. The Merger is being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Merger Date. Due to the limited time between the Merger Date and this filing, our purchase price allocation for the assets acquired and the liabilities assumed in the Merger has not been completed. The results of operations of Dynegy will be reported in our consolidated financial statements beginning as of the Merger Date.

Based on the opening price of Vistra Energy common stock on the Merger Date, the preliminary purchase price was approximately $2.3 billion. Our initial accounting of the purchase price allocation for the assets acquired and the liabilities assumed in the Merger and the supplemental pro forma financial results is currently underway and will be presented no later than the second quarter of 2018.

3.	ACQUISITION AND DEVELOPMENT OF GENERATION FACILITIES

Odessa Acquisition

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

The Odessa Acquisition was accounted for as an asset acquisition. Substantially all of the approximately $355 million purchase price was assigned to property, plant and equipment in our consolidated balance sheet. Additionally, the initial fair value associated with an earn-out provision of approximately $16 million was included as consideration in the overall purchase price. The earn-out provision requires cash payments to be made to Koch if spark-spreads related to the pricing point of the Odessa Facility exceed certain thresholds. Subsequent to the acquisition, the earn-out provision has been accounted for as a derivative in our consolidated financial statements, and a partial buyback of the earn-out provision was settled in February 2018.

Upton Solar Development

In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas (Upton). As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. For the three months ended March 31, 2018, we have spent approximately $21 million related to this project primarily for progress payments under the engineering, procurement and construction agreement. The facility began test operations in March 2018 and is expected to begin commercial operations in May 2018.

4.	RETIREMENT OF GENERATION FACILITIES

In January and February 2018, we retired three power plants with a total installed nameplate generation capacity of 4,167 MW. Luminant decided to retire these units because they were projected to be uneconomic based on current market conditions and would have faced significant environmental costs associated with operating such units. In the case of the Sandow units, the decision also reflected the execution of a contract termination agreement pursuant to which the Company and Alcoa agreed to an early settlement of a long-standing power and mining agreement. The following table details the units retired.

Name	Location (all in the state of Texas)	Fuel Type	Installed Nameplate Generation Capacity (MW)	Number of Units	Date Units Taken Offline
Monticello	Titus County	Lignite/Coal	1,880	3	January 4, 2018
Sandow	Milam County	Lignite	1,137	2	January 11, 2018
Big Brown	Freestone County	Lignite/Coal	1,150	2	February 12, 2018
Total			4,167	7

5.	REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2018
	Retail Electricity	Wholesale Generation	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Revenue from Oncor service area	$662	$—	$—	$—	$662
Revenue from other TDSP service areas	287	—	—	—	287
Wholesale generation revenue from ERCOT	—	174	36	—	210
Revenue from non-affiliated REPs	—	19	—	—	19
Revenue from other wholesale contracts	—	34	—	—	34
Total revenue from contracts with customers	949	227	36	—	1,212
Other revenues:
Retail contract amortization	(12)	—	—	—	(12)
Hedging and other revenues	35	(462)	(8)	—	(435)
Affiliate sales	—	(298)	—	298	—
Total other revenues	23	(760)	(8)	298	(447)
Total revenues	$972	$(533)	$28	$298	$765

Energy Charges

Revenue is recognized when electricity is delivered to our customers in an amount that we expect to invoice for volumes delivered or services provided. Sales tax is excluded from revenue. Residential invoices are due within 20 days from invoice date and business customer payment terms vary from 15 to 45 days from invoice date. Revenue is recognized over-time using the output method based on kilowatt hours delivered. Energy charges are delivered as a series of distinct services and are accounted for as a single performance obligation.

Wholesale Generation Revenue from ERCOT

Revenue is recognized when volumes are delivered to ERCOT. Cash settlement occurs within 10 business days after delivery. Revenue is recognized over-time using the output method based on kilowatt hours delivered. Luminant operates as a market participant within ERCOT and expects to continue to remain in a contract agreement with ERCOT indefinitely. Wholesale generation revenues are delivered as a series of distinct services and are accounted for as a single performance obligation.

Revenue from Nonaffiliated Retail Electric Providers

Revenue is recognized when volumes are delivered to the non-affiliated retail electric provider. Cash settlement occurs within 20 days following the month of delivery. Revenue is recognized over-time using the output method based on kilowatt hours delivered. Revenue from non-affiliated retail electric providers are delivered as a series of distinct services and are accounted for as a single performance obligation.

Revenue from Other Wholesale Contracts

Other wholesale contracts include other revenue activity with ERCOT, such as ancillary services, auction revenue and ERCOT neutrality revenue. Revenue is recognized when the service is performed. Cash settlement occurs within 10 business days after invoicing. Revenue is recognized over-time using the output method based on kilowatt hours delivered or other applicable measurements. Luminant operates as a market participant within ERCOT and expects to continue to remain in a contract agreement with ERCOT indefinitely. Other wholesale contracts are delivered as a series of distinct services and are accounted for as a single performance obligation.

Contract and Other Customer Acquisition Costs

We defer costs to acquire residential and business retail contracts and amortize these costs over the expected life of the contract. The expected life of a retail contract is calculated using historical attrition rates, which we believe to be an accurate indicator of future attrition rates. The deferred acquisition and contract cost balance as of March 31, 2018 and January 1, 2018 was $27 million and $22 million, respectively. The amortization expense related to these costs during the three months ended March 31, 2018 totaled $3 million and was recorded as selling, general and administrative expenses and $1 million was recorded to operating costs in the condensed statement of consolidated income (loss).

Practical Expedients

The vast majority of revenues are recognized under the right to invoice practical expedient, which allows us to recognize revenue in the same amount that we invoice our customers. We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue using the right to invoice practical expedient. We use the portfolio approach to categorize similar customer contracts into single performance obligations. Sales taxes are not included in revenue.

Accounts Receivable

The following table presents trade accounts receivable relating to both contracts with customers and other activities:

March 31, 2018
Trade accounts receivable from contracts with customers — net	$415
Other trade accounts receivable — net	48
Total trade accounts receivable — net	$463

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill totaled $1.907 billion at both March 31, 2018 and December 31, 2017. The goodwill arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to the Retail Electricity reporting unit (see Note 1). Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets

Identifiable intangible assets are comprised of the following:

	March 31, 2018			December 31, 2017
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$1,648	$645	$1,003	$1,648	$572	$1,076
Software and other technology-related assets	186	57	129	183	47	136
Retail and wholesale contracts	154	99	55	154	87	67
Other identifiable intangible assets (a)	33	11	22	33	11	22
Total identifiable intangible assets subject to amortization	$2,021	$812	1,209	$2,018	$717	1,301
Retail trade names (not subject to amortization)			1,225			1,225
Mineral interests (not currently subject to amortization)			3			4
Total identifiable intangible assets			$2,437			$2,530
____________

(a)	Includes mining development costs and environmental allowances and credits.

Amortization expense related to finite-lived identifiable intangible assets (including the classification in the condensed statements of consolidated income (loss)) consisted of:

Identifiable Intangible Asset	Condensed Statements of Consolidated Income (Loss) Line	Three Months Ended March 31,
		2018	2017
Retail customer relationship	Depreciation and amortization	$73	$105
Software and other technology-related assets	Depreciation and amortization	10	8
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	12	28
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	2	4
Total amortization expense (a)		$97	$145
____________

(a)	Amounts recorded in depreciation and amortization totaled $85 million and $115 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated Amortization of Identifiable Intangible Assets

As of March 31, 2018, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2018	$368
2019	$268
2020	$192
2021	$142
2022	$89

7.	INCOME TAXES

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2018	2017
Income (loss) before income taxes	$(395)	$119
Income tax benefit (expense)	$89	$(41)
Effective tax rate	22.5%	34.5%

For the three months ended March 31, 2018, the effective tax rate of 22.5% related to our income tax expense was higher than the U.S. Federal statutory rate of 21% due primarily to nondeductible TRA accretion and the Texas margin tax, net of federal benefit, offset by the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized losses.

For the three months ended March 31, 2017, the effective tax rate of 34.5% related to our income tax expense was lower than the U.S. Federal statutory rate of 35% due primarily to the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized gains, offset by deductible TRA accretion and the Texas margin tax, net of federal benefit.

Liability for Uncertain Tax Positions

Vistra Energy and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra Energy has limited operational history and filed its first federal tax return in October 2017. Vistra Energy is not currently under audit for any period, and we had no uncertain tax positions at both March 31, 2018 and December 31, 2017.

8.	TAX RECEIVABLE AGREEMENT OBLIGATION

On the Effective Date, Vistra Energy entered into a tax receivable agreement (the TRA) with a transfer agent on behalf of certain former first lien creditors of our predecessor. The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we realize in periods after Emergence as a result of (a) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (b) the tax basis of all assets acquired in connection with the acquisition of two CCGT natural gas fueled generation facilities in April 2016 and (c) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are subject to various transfer restrictions described in the TRA and are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 15).

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
TRA obligation at the beginning of the period	$357	$596
Accretion expense	18	21
TRA obligation at the end of the period	375	617
Less amounts due currently	(24)	(16)
Noncurrent TRA obligation at the end of the period	$351	$601

As of March 31, 2018, the estimated carrying value of the TRA obligation totaled $375 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21% and (b) estimates of our taxable income in the current and future years. Our taxable income takes into consideration the current federal tax code and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. The aggregate amount of undiscounted payments under the TRA is estimated to be approximately $1.2 billion, with more than half of such amount expected to be attributable to the first 15 tax years following Emergence, and the final payment expected to be made approximately 40 years following Emergence (assuming that the TRA is not terminated earlier pursuant to its terms).

The carrying value of the obligation is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of TRA payments are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation. During the three months ended March 31, 2018 and 2017, the Impacts of Tax Receivable Agreement on the condensed statements of consolidated income (loss) totaled $18 million and $21 million, respectively, which represents accretion expense for the period.

9.	EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income (loss) available for common stock — basic	$(306)	428,450,384	$(0.71)	$78	427,583,339	$0.18
Dilutive securities:
Stock-based incentive compensation plan	—	—	—	—	217,011	—
Net income (loss) available for common stock — diluted	$(306)	428,450,384	$(0.71)	$78	427,800,350	$0.18

For the three months ended March 31, 2018 and 2017, stock-based incentive compensation plan awards totaling 2,863,872 and 602,403 shares, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

10.	LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	March 31, 2018	December 31, 2017
Vistra Operations Credit Facilities (a)	$4,313	$4,323
Mandatorily redeemable subsidiary preferred stock (b)	70	70
8.82% Building Financing due semiannually through February 11, 2022 (c)	27	30
Total long-term debt including amounts due currently	4,410	4,423
Less amounts due currently	(44)	(44)
Total long-term debt less amounts due currently	$4,366	$4,379
____________

(a)
At March 31, 2018, borrowings under the Vistra Operations Credit Facilities in our condensed consolidated balance sheet include debt premiums of $19 million, debt discounts of $2 million and debt issuance costs of $6 million. At December 31, 2017, borrowings under the Vistra Operations Credit Facilities in our condensed consolidated balance sheet include debt premiums of $21 million, debt discounts of $2 million and debt issuance costs of $7 million.

(b)
Shares of mandatorily redeemable preferred stock in PrefCo issued as part of the Spin-Off (see Note 1). This subsidiary preferred stock is accounted for as a debt instrument under relevant accounting guidance.

(c)
Obligation related to a corporate office space capital lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.

Vistra Operations Credit Facilities — At March 31, 2018, the Vistra Operations Credit Facilities consisted of up to $5.162 billion in senior secured, first lien revolving credit commitments and outstanding term loans, consisting of revolving credit commitments of up to $860 million, including a $715 million letter of credit sub-facility (Revolving Credit Facility), initial term loans totaling $2.814 billion (Initial Term Loan B Facility), incremental term loans totaling $988 million (Incremental Term Loan B Facility, and together with the Initial Term Loan B Facility, the Term Loan B Facility) and letter of credit term loans totaling $500 million (Term Loan C Facility).

The Vistra Operations Credit Facilities and related available capacity at March 31, 2018 are presented below.

		March 31, 2018
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	August 4, 2021	$860	$—	$584
Initial Term Loan B Facility (b)	August 4, 2023	2,814	2,814	—
Incremental Term Loan B Facility (b)	December 14, 2023	988	988	—
Term Loan C Facility (c)	August 4, 2023	500	500	18
Total Vistra Operations Credit Facilities		$5,162	$4,302	$602
___________

(a)	Facility to be used for general corporate purposes. Facility includes a $715 million letter of credit sub-facility, of which $276 million of letters of credit were outstanding at March 31, 2018.

(b)
Cash borrowings under the Term Loan B Facility reflect required scheduled quarterly payment in annual amount equal to 1% of the original principal amount with the balance paid at maturity. Principal amounts paid cannot be reborrowed.

(c)
Facility used for issuing letters of credit for general corporate purposes. Borrowings under this facility were funded to collateral accounts that are reported as restricted cash in our condensed consolidated balance sheets. At March 31, 2018, the restricted cash supported $482 million in letters of credit outstanding (see Note 17), leaving $18 million in available letter of credit capacity.

In February 2018, certain pricing terms for the Vistra Operations Credit Facility were amended. We accounted for this transaction as a modification of debt. At March 31, 2018, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 2.25%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 2.25%. Amounts borrowed under the Initial Term Loan B Facility and the Term Loan C Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus a fixed spread of 2.50%. Amounts borrowed under the Incremental Term Loan B Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.25%. At March 31, 2018, the weighted average interest rate before taking into consideration interest rate swaps on outstanding borrowings was 4.38%, 4.07% and 4.38% under the Initial Term Loan B Facility, the Incremental Term Loan B Facility and the Term Loan C Facility, respectively. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available Vistra Operations Credit Facilities.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $100 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the facilities, not to exceed 4.25 to 1.00. Although the period ended March 31, 2018 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Effective January 2017, we entered into $3.0 billion notional amount of interest rate swaps to hedge a portion of our exposure to our variable rate debt. The interest rate swaps expire in July 2023 and effectively fix the interest rates between 4.38% and 4.50% on $3.0 billion of our variable rate debt. The interest rate swaps are secured by a first lien secured interest on a pari-passu basis with the Vistra Operations Credit Facilities.

11.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of March 31, 2018, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees.

Letters of Credit

At March 31, 2018, we had outstanding letters of credit under the Vistra Operations Credit Facilities totaling $758 million as follows:

•
$634 million to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ERCOT;

•	$36 million to support executory contracts and insurance agreements;

•	$55 million to support our REP financial requirements with the PUCT, and

•	$33 million for other credit support requirements.

Litigation

Litigation Related to EPA Reviews — In August 2013, the U.S. Department of Justice (DOJ), acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant in federal district court in Dallas, alleging violations of the Clean Air Act (CAA), including its New Source Review standards, at our Big Brown and Martin Lake generation facilities. In August 2015, the district court granted Luminant's motion to dismiss seven of the nine claims asserted by the EPA in the lawsuit.

In January 2017, the EPA dismissed its two remaining claims with prejudice and the district court entered final judgment in Luminant's favor. In March 2017, the EPA and the Sierra Club appealed the final judgment to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). After the parties filed their respective briefs in the Fifth Circuit Court, the appeal was argued before the Fifth Circuit Court in March 2018. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests (i) the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and (ii) injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time or retirement of the remaining plant at issue, Martin Lake, and could possibly require the payment of substantial penalties. The recent retirement of the Big Brown plant should have a favorable impact on this litigation. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas emissions from new, modified and reconstructed and existing electricity generation units, referred to as the Clean Power Plan, including rules for existing facilities that would establish state-specific emissions rate goals to reduce nationwide CO2 emissions. Various parties (including Luminant) filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) and subsequently, in January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the U.S. Supreme Court (Supreme Court) asking that the Supreme Court stay the rule while the D.C. Circuit Court reviews the legality of the rule for existing plants. In February 2016, the Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule was heard in September 2016 before the entire D.C. Circuit Court.

Following a March 2017 Executive Order entitled Promoting Energy Independence and Economic Growth issued by President Trump covering a number of matters, including the Clean Power Plan (Order), in April 2017, in accordance with the Order, the EPA published its intent to review the Clean Power Plan. In October 2017, the EPA issued a proposed rule that would repeal the Clean Power Plan, with the proposed repeal focusing on what the EPA believes to be the unlawful nature of the Clean Power Plan and asking for public comment on the EPA's interpretations of its authority under the Clean Air Act. In December 2017, the EPA published an advance notice of proposed rulemaking (ANPR) soliciting information from the public as the EPA considers proposing a future rule. Vistra Energy submitted comments on the ANPR in February 2018. Vistra Energy submitted comments to the proposed repeal in April 2018. While we cannot predict the outcome of these rulemakings and related legal proceedings, or estimate a range of reasonably probable costs, if the rules are ultimately implemented or upheld as they were issued, they could have a material impact on our results of operations, liquidity or financial condition.

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would have required significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOX) emissions from our fossil fueled generation units. After certain EPA revisions to the rule, the CSAPR became effective January 1, 2015. With respect to Texas's SO2 and annual NOX emission budgets, in November 2016, the EPA proposed to withdraw the CSAPR Federal Implementation Plan (FIP) addressing SO2 and annual NOX for Texas and in September 2017, the EPA finalized its proposal to remove Texas from these annual CSAPR programs. The Sierra Club and the National Parks Conservation Association filed a petition for review in the D.C. Circuit Court challenging that final rule and Luminant intervened on behalf of the EPA. On April 10, 2018, the D.C. Circuit Court granted the EPA's and petitioners' motion to hold the case in abeyance pending the EPA's consideration of a pending petition for administrative reconsideration. As a result of the EPA's action, Texas electric generating units are no longer subject to the CSAPR annual SO2 and NOX limits, but remain subject to the CSAPR's ozone season NOX requirements. While we cannot predict the outcome of future proceedings related to the CSAPR, based upon our current operating plans, including the recent retirements of our Monticello, Big Brown and Sandow 4 plants (see Note 3), we do not believe that the CSAPR in its current form will cause any material operational, financial or compliance issues to our business or require us to incur any material compliance costs.

Regional Haze — Reasonable Progress and Long-Term Strategies

The Regional Haze Program of the CAA establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory class I federal areas which impairment results from man-made pollution." In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the Clean Air Interstate Rule (CAIR) instead of the EPA's replacement CSAPR program. The EPA finalized the limited disapproval of Texas's Regional Haze SIP in June 2012 and, on March 20, 2018, the D.C. Circuit Court issued a decision upholding the EPA's actions and denying all of Luminant's petitions for review.

In January 2016, the EPA issued a final rule approving in part and disapproving in part Texas' SIP addressing the reasonable progress component of the Regional Haze program and issuing a FIP. The EPA's emission limits in the FIP assume additional control equipment for specific lignite/coal-fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven electricity generating units and upgrades to existing scrubbers at seven generation units. Specifically, for Luminant, the EPA's FIP is based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Under the terms of the rule, subject to the legal proceedings described in the following paragraph, the scrubber upgrades would be required by February 2019, and the new scrubbers would be required by February 2021.

In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the Fifth Circuit Court challenging the FIP's Texas requirements. Luminant and other parties also filed motions to stay the FIP while the court reviews the legality of the EPA's action. In July 2016, the Fifth Circuit Court denied the EPA's motion to dismiss Luminant's challenge to the FIP and granted the motions to stay filed by Luminant and the other parties pending final review of the petitions for review. The case was abated until the end of November 2016 in order to allow the parties to pursue settlement discussions. Settlement discussions were unsuccessful, and in December 2016 the EPA filed a motion seeking a voluntary remand of the rule back to the EPA for further consideration of Luminant's pending request for administrative reconsideration. In March 2017, the Fifth Circuit Court remanded the rule back to the EPA for reconsideration in light of the Court's prior determination that we and the other petitioners demonstrated a substantial likelihood that the EPA exceeded its statutory authority and acted arbitrarily and capriciously, but the Court denied all of the other pending motions. The stay of the rule (and the emission control requirements) remains in effect, and the EPA is required to file status reports of its reconsideration every 60 days. The recent retirements of our Monticello, Big Brown and Sandow 4 plants should have a favorable impact on this rulemaking and litigation. While we cannot predict the outcome of the rulemaking and legal proceedings, or estimate a range of reasonably possible costs, the result may have a material impact on our results of operations, liquidity or financial condition.

Regional Haze — Best Available Retrofit Technology (BART)

In September 2017, the EPA signed the final BART FIP for Texas, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule creates an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Stryker 2 and Graham 2 plants). The compliance obligations in the program will start on January 1, 2019 and the identified units will receive an annual allowance allocation that is equal to their most recent annual CSAPR SO2 allocation. Luminant's units covered by the program are allocated 91,222 allowances annually. Under the rule, a unit that is listed that does not operate for two consecutive years starting after 2018 would no longer receive allowances after the fifth year of non-operation. We believe the recent retirements of our Monticello, Big Brown and Sandow 4 plants will enhance our ability to comply with this BART rule for SO2. For NOX, the rule adopts the CSAPR's ozone program as BART and for particulate matter, the rule approves Texas's SIP that determines that no electric generating units are subject to BART for particulate matter. The National Parks Conservation Association, the Sierra Club and the Environmental Defense Fund filed a petition challenging the rule in the Fifth Circuit Court as well as a petition for reconsideration filed with the EPA. In March 2018, the Fifth Circuit Court granted a joint motion filed by the EPA and the environmental groups involved to abate the Fifth Circuit Court proceedings until the EPA has taken action on the reconsideration petition and concludes the reconsideration process. While we cannot predict the outcome of the rulemaking and legal proceedings, we believe the rule, if ultimately implemented or upheld as issued, will not have a material impact on our results of operation, liquidity or financial condition.

Affirmative Defenses During Malfunctions

In February 2013, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP that was found to be lawful by the Fifth Circuit Court in 2013. In May 2015, the EPA finalized its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In June 2015, the State of Texas and various industry parties (including Luminant) filed petitions for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Before the originally scheduled oral argument was held, in April 2017, the court granted the EPA's motion to continue oral argument and ordered that the case be held in abeyance with the EPA to provide status reports to the court on the EPA's review of the action at 90-day intervals. We cannot predict the timing or outcome of this proceeding, or estimate a range of reasonably possible costs, but implementation of the rule as finalized may have a material impact on our results of operations, liquidity or financial condition.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance in light of the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In addition, with respect to Monticello and Big Brown, the retirement of those plants should favorably impact our legal challenge to the nonattainment designations in that the nonattainment designation for Freestone County and Titus County are based solely on the Sierra Club modeling, which we dispute, of alleged SO2 emissions from Monticello and Big Brown. Regardless, considering these retirements, the nonattainment designation for those counties are no longer supported. While we cannot predict the outcome of this matter, or estimate a range of reasonably possible costs, the result may have a material impact on our results of operations, liquidity or financial condition.

Litigation Related to the Merger

In January 2018, a purported Dynegy stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern Division of Texas, Houston Division, alleging that Dynegy, each member of the Dynegy board of directors and Vistra Energy violated federal securities laws by filing a Form S-4 Registration Statement in connection with the Merger that omitted purportedly material information. The lawsuit sought to enjoin the Merger and to have Dynegy and Vistra Energy issue an amended Form S-4 or, alternatively, damages if the Merger closed without an amended Form S-4 having been filed. Two other related lawsuits were also filed but neither of those named Vistra Energy. In February 2018, Vistra Energy and Dynegy filed supplemental disclosures to the Registration Statement and the plaintiffs agreed to forego any further effort to enjoin the Merger, dismiss the individual claims with prejudice, and dismissed without prejudice claims of the putative class following the stockholder vote on March 2, 2018.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.	EQUITY

Vistra Energy did not declare or pay any dividends during the three months ended March 31, 2018 and 2017. The agreement governing the Vistra Operations Credit Facilities (the Credit Facilities Agreement) generally restricts the ability of Vistra Operations Company LLC (Vistra Operations) to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2018, Vistra Operations can distribute approximately $975 million to Vistra Energy Corp. (the Parent) under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to the Parent was partially reduced by distributions made by Vistra Operations to the Parent during the year ended December 31, 2017 of approximately $1.1 billion. There were no distributions made by Vistra Operations to the Parent during the three months ended March 31, 2018. Additionally, Vistra Operations may make distributions to the Parent in amounts sufficient for the Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of the Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2018, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to the Parent totaled approximately $3.6 billion.

Under applicable Delaware General Corporate Law, we are prohibited from paying any distribution to the extent that such distribution exceeds the value of our "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock).

The following table presents the changes to shareholder's equity for the three months ended March 31, 2018:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2017	$4	$7,765	$(1,410)	$(17)	$6,342
Net loss	—	—	(306)	—	(306)
Adoption of accounting standard (Note 1)	—	—	17	—	17
Effects of stock-based incentive compensation plans	—	7	—	—	7
Change in unrecognized losses related to pension and OPEB plans	—	—	—	1	1
Other	—	—	(1)	—	(1)
Balance at March 31, 2018	$4	$7,772	$(1,700)	$(16)	$6,060
________________

(a)	Authorized shares totaled 1,800,000,000 at March 31, 2018. Outstanding shares totaled 428,506,325 and 428,398,802 at March 31, 2018 and December 31, 2017, respectively.

The following table presents the changes to shareholder's equity for the three months ended March 31, 2017:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	$4	$7,742	$(1,155)	$6	$6,597
Net income	—	—	78	—	78
Effects of stock-based incentive compensation plans	—	4	—	—	4
Other	—	—	1	—	1
Balance at March 31, 2017	$4	$7,746	$(1,076)	$6	$6,680
________________

(a)	Authorized shares totaled 1,800,000,000 at March 31, 2017. Outstanding shares totaled 427,587,401 and 427,580,232 at March 31, 2017 and December 31, 2016, respectively.

13.	FAIR VALUE MEASUREMENTS

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

Fair value measurements of derivative assets and liabilities incorporate an adjustment for credit-related nonperformance risk. These nonperformance risk adjustments take into consideration master netting arrangements, credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 14 for additional information regarding credit risk associated with our derivatives). We utilize credit ratings and default rate factors in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

March 31, 2018
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$40	$286	$163	$7	$496
Interest rate swaps	—	77	—	—	77
Nuclear decommissioning trust – equity securities (c)	465	—	—	—	465
Nuclear decommissioning trust – debt securities (c)	—	427	—	—	427
Sub-total	$505	$790	$163	$7	1,465
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					288
Total assets					$1,753
Liabilities:
Commodity contracts	$82	$505	$387	$7	$981
Total liabilities	$82	$505	$387	$7	$981

December 31, 2017
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$47	$98	$75	$2	$222
Interest rate swaps	—	18	—	8	26
Nuclear decommissioning trust – equity securities (c)	468	—	—	—	468
Nuclear decommissioning trust – debt securities (c)	—	430	—	—	430
Sub-total	$515	$546	$75	$10	1,146
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					290
Total assets					$1,436
Liabilities:
Commodity contracts	$45	$143	$128	$2	$318
Interest rate swaps	—	—	—	8	8
Total liabilities	$45	$143	$128	$10	$326
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in our condensed consolidated balance sheets. See Note 17.

(d)
The fair value amounts presented in this line are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our condensed consolidated balance sheets. Certain investments measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Commodity contracts consist primarily of natural gas, electricity, coal, fuel oil and uranium agreements and include financial instruments entered into for economic hedging purposes as well as physical contracts that have not been designated as normal purchases or sales. Interest rate swaps are used to reduce exposure to interest rate changes by converting floating-rate interest to fixed rates. See Note 14 for further discussion regarding derivative instruments.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facility. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2018 and December 31, 2017:

March 31, 2018
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$41	$(149)	$(108)	Valuation Model	Hourly price curve shape (c)	$0 to $60/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $90/ MWh
Electricity and weather options	41	(232)	(191)	Option Pricing Model	Gas to power correlation (e)	40% to 100%
					Power volatility (e)	5% to 195%
Electricity congestion revenue rights	66	(6)	60	Market Approach (f)	Illiquid price differences between settlement points (g)	$0 to $15/ MWh
Other (h)	15	—	15
Total	$163	$(387)	$(224)

December 31, 2017
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$12	$(33)	$(21)	Valuation Model	Hourly price curve shape (c)	$0 to $40/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $70/ MWh
Electricity and weather options	10	(91)	(81)	Option Pricing Model	Gas to power correlation (e)	30% to 100%
					Power volatility (e)	5% to 180%
Electricity congestion revenue rights	45	(4)	41	Market Approach (f)	Illiquid price differences between settlement points (g)	$0 to $15/ MWh
Other (h)	8	—	8
Total	$75	$(128)	$(53)
____________

(a)
Electricity purchase and sales contracts include power and heat rate positions in ERCOT regions. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Electricity options consist of physical electricity options and spread options.

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Based on the historical range of forward average hourly ERCOT North Hub prices.

(d)	Based on historical forward ERCOT power price and heat rate variability.

(e)	Based on historical forward correlation and volatility within ERCOT.

(f)	While we use the market approach, there is insufficient market data to consider the valuation liquid.

(g)	Based on the historical price differences between settlement points within ERCOT hubs and load zones.

(h)	Other includes contracts for natural gas and coal options.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2018 and 2017. See the table below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2018 and 2017.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net asset (liability) balance at beginning of period	$(53)	$83
Total unrealized valuation gains (losses)	(213)	40
Purchases, issuances and settlements (a):
Purchases	29	10
Issuances	(4)	(12)
Settlements	17	(19)
Transfers into Level 3 (b)	—	3
Transfers out of Level 3 (b)	—	2
Net change (c)	(171)	24
Net asset (liability) balance at end of period	$(224)	$107
Unrealized valuation gains (losses) relating to instruments held at end of period	$(206)	$36
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)	Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Activity excludes change in fair value in the month positions settle. Substantially all changes in value of commodity contracts are reported as operating revenues in our condensed statements of consolidated income (loss).

14.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price and interest rate risk. See Note 13 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — We utilize natural gas and electricity derivatives to reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets. We also utilize short-term electricity, natural gas, coal, fuel oil and uranium derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in our condensed statements of consolidated income (loss) in operating revenues and fuel, purchased power costs and delivery fees.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	March 31, 2018
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$397	$3	$4	$—	$404
Noncurrent assets	95	74	—	—	169
Current liabilities	(2)	—	(593)	—	(595)
Noncurrent liabilities	(1)	—	(385)	—	(386)
Net assets (liabilities)	$489	$77	$(974)	$—	$(408)

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$190	$—	$—	$—	$190
Noncurrent assets	30	22	2	4	58
Current liabilities	—	(4)	(216)	(4)	(224)
Noncurrent liabilities	—	—	(102)	—	(102)
Net assets (liabilities)	$220	$18	$(316)	$—	$(78)

At March 31, 2018 and December 31, 2017, there were no derivative positions accounted for as cash flow or fair value hedges. There were no amounts recognized in OCI for both the three months ended March 31, 2018 and 2017.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed statements of consolidated income (loss) presentation)	Three Months Ended March 31,
	2018	2017
Commodity contracts (Operating revenues)	$(446)	$175
Commodity contracts (Fuel, purchased power costs and delivery fees)	(1)	(5)
Interest rate swaps (Interest expense and related charges)	56	3
Net gain (loss)	$(391)	$173

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

Generally, margin deposits that contractually offset these derivative instruments are reported separately in our condensed consolidated balance sheets, with the exception of certain margin amounts related to changes in fair value on certain CME transactions that are legally characterized as settlement of forward exposure rather than collateral. Margin deposits received from counterparties are primarily used for working capital or other general corporate purposes.

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2018				December 31, 2017
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$489	$(277)	$(1)	$211	$220	$(113)	$(1)	$106
Interest rate swaps	77	—	—	77	18	—	—	18
Total derivative assets	566	(277)	(1)	288	238	(113)	(1)	124
Derivative liabilities:
Commodity contracts	(974)	277	85	(612)	(316)	113	1	(202)
Interest rate swaps	—	—	—	—	—	—	—	—
Total derivative liabilities	(974)	277	85	(612)	(316)	113	1	(202)
Net amounts	$(408)	$—	$84	$(324)	$(78)	$—	$—	$(78)
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,423	1,259	Million MMBtu
Electricity	102,316	114,129	GWh
Congestion Revenue Rights (b)	142,560	110,913	GWh
Coal	2	2	Million U.S. tons
Fuel oil	22	5	Million gallons
Uranium	125	325	Thousand pounds
Interest rate swaps – floating/fixed (c)	$3,000	$3,000	Million U.S. dollars
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

(c)	Includes notional amounts of interest rate swaps with maturity dates through July 2023.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2018	December 31, 2017
Fair value of derivative contract liabilities (a)	$(758)	$(204)
Offsetting fair value under netting arrangements (b)	215	103
Cash collateral and letters of credit	336	41
Liquidity exposure	$(207)	$(60)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2018, total credit risk exposure to all counterparties related to derivative contracts totaled $634 million (including associated accounts receivable). The net exposure to those counterparties totaled $293 million at March 31, 2018 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $77 million. At March 31, 2018, the credit risk exposure to the banking and financial sector represented 29% of the total credit risk exposure and 29% of the net exposure.

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

15.	RELATED PARTY TRANSACTIONS

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

In December 2016, we filed a Form S-1 registration statement with the SEC to register for resale the shares of Vistra Energy common stock held by certain significant stockholders pursuant to the Registration Rights Agreement, which was declared effective by the SEC in May 2017. The registration statement was amended in March 2018. Among other things, under the terms of the Registration Rights Agreement:

•
we will be required to use reasonable best efforts to convert the Form S-1 registration statement into a registration statement on Form S-3 as soon as reasonably practicable after we become eligible to do so and to have such Form S-3 declared effective as promptly as practicable (but in no event more than 30 days after it is filed with the SEC);

•
if we propose to file certain types of registration statements under the Securities Act of 1933, as amended, with respect to an offering of equity securities, we will be required to use our reasonable best efforts to offer the other parties to the Registration Rights Agreement the opportunity to register all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement; and

•
the selling stockholders received the right, subject to certain conditions and exceptions, to request that we file registration statements or amend or supplement registration statements, with the SEC for an underwritten offering of all or part of their respective shares of Vistra Energy common stock (a Demand Registration), and the Company is required to cause any such registration statement or amendment or supplement (a) to be filed with the SEC promptly and, in any event, on or before the date that is 45 days, in the case of a registration statement on Form S-1, or 30 days, in the case of a registration statement on Form S-3, after we receive the written request from the relevant selling stockholders to effectuate the Demand Registration and (b) to become effective as promptly as reasonably practicable and in any event no later than 120 days after it is initially filed.

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three months ended March 31, 2018 and 2017.

Tax Receivable Agreement

On the Effective Date, Vistra Energy entered into the TRA with a transfer agent on behalf of certain former first lien creditors of TCEH. See Note 8 for discussion of the TRA.

16.	SEGMENT INFORMATION

The operations of Vistra Energy are aligned into three reportable business segments: Wholesale Generation, Retail Electricity and Asset Closure. Our chief operating decision maker reviews the results of these three segments separately and allocates resources to the respective segments as part of our strategic operations. The Wholesale Generation and Retail Electricity businesses offer different products or services and involve different risks.

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

As discussed in Note 1, the Asset Closure segment was established effective January 1, 2018. The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines. Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra Energy's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have recast information from prior periods to reflect this change in reportable segments. We have not allocated any unrealized gains or losses to the Asset Closure segment for the generation plants that were retired in January and February 2018.

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes and other expenses related to our support functions that provide shared services to our Wholesale Generation, Retail Electricity and Asset Closure segments.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2017 Form 10-K. Our chief operating decision maker uses more than one measure to assess segment performance, including segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Certain shared services costs are allocated to the segments.

	Three Months Ended March 31,
	2018	2017
Operating revenues (a)
Wholesale Generation	$(533)	$785
Retail Electricity	972	865
Asset Closure	28	186
Corporate and Other	—	(1)
Eliminations	298	(478)
Consolidated operating revenues	$765	$1,357
Depreciation and amortization
Wholesale Generation	$(64)	$(53)
Retail Electricity	(76)	$(106)
Corporate and Other	(12)	$(11)
Eliminations	$(1)	$—
Consolidated depreciation and amortization	$(153)	$(170)
Operating income (loss)
Wholesale Generation	$(1,087)	$300
Retail Electricity	757	$(118)
Asset Closure	(23)	$(15)
Corporate and Other	(40)	$(12)
Eliminations	$(1)	$—
Consolidated operating income (loss)	$(394)	$155
Net income (loss)
Wholesale Generation	$(1,086)	$303
Retail Electricity	771	(113)
Asset Closure	(22)	(13)
Corporate and Other	31	(99)
Consolidated net income (loss)	$(306)	$78
____________

(a)
For the three months ended March 31, 2018 and 2017, includes third-party unrealized net gains (losses) from mark-to-market valuations of commodity positions of $(426) million and $126 million, respectively, recorded to the Wholesale Generation segment and $12 million and $8 million, respectively, recorded to the Retail Electricity segment. In addition, for the three months ended March 31, 2018 and 2017, unrealized net gains (losses) with affiliate of $(643) million and $170 million, respectively, were recorded to operating revenues for the Wholesale Generation segment and corresponding unrealized net gains (losses) with affiliate of $643 million and $(170) million, respectively, were recorded to fuel, purchased power costs and delivery fees for the Retail Electricity segment, with no impact to consolidated results.

	March 31, 2018	December 31, 2017
Total assets
Wholesale Generation	$7,048	$6,834
Retail Electricity	6,890	6,156
Asset Closure	235	235
Corporate and Other and Eliminations	603	1,375
Consolidated total assets	$14,776	$14,600

17.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2018	2017
Interest paid/accrued	$50	$54
Unrealized mark-to-market net gains on interest rate swaps	(59)	(9)
Debt extinguishment gain	—	(21)
Capitalized interest	(3)	(3)
Other	3	3
Total interest expense and related charges	$(9)	$24

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 4.43% at March 31, 2018.

Other Income and Deductions

	Three Months Ended March 31,
	2018	2017
Other income:
Office space sublease rental income (a)	$2	$3
Mineral rights royalty income (b)	—	1
Sale of land (b)	1	2
Interest income	6	1
All other	1	2
Total other income	$10	$9
Other deductions:
All other	$2	$—
Total other deductions	$2	$—
____________

(a)	Reported in Corporate and Other non-segment.

(b)	Reported in Wholesale Generation segment.

Restricted Cash

	March 31, 2018		December 31, 2017
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the Vistra Operations Credit Facilities (Note 10)	$—	$500	$—	$500
Amounts related to restructuring escrow accounts	59	—	59	—
Total restricted cash	$59	$500	$59	$500

Trade Accounts Receivable

	March 31, 2018	December 31, 2017
Wholesale and retail trade accounts receivable	$477	$596
Allowance for uncollectible accounts	(14)	(14)
Trade accounts receivable — net	$463	$582

Gross trade accounts receivable at March 31, 2018 and December 31, 2017 included unbilled retail revenues of $187 million and $251 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2018	2017
Allowance for uncollectible accounts receivable at beginning of period	$14	$10
Increase for bad debt expense	11	7
Decrease for account write-offs	(11)	(9)
Allowance for uncollectible accounts receivable at end of period	$14	$8

Inventories by Major Category

	March 31, 2018	December 31, 2017
Materials and supplies	$149	$149
Fuel stock	62	83
Natural gas in storage	15	21
Total inventories	$226	$253

Other Investments

	March 31, 2018	December 31, 2017
Nuclear plant decommissioning trust	$1,180	$1,188
Land	49	49
Miscellaneous other	3	3
Total other investments	$1,232	$1,240

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by Vistra Energy in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a receivable reported in noncurrent assets) that will ultimately be settled through changes in Oncor's delivery fees rates. A summary of investments in the fund follows:

	March 31, 2018
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$425	$8	$(6)	$427
Equity securities (c)	268	487	(2)	753
Total	$693	$495	$(8)	$1,180

	December 31, 2017
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$418	$14	$(2)	$430
Equity securities (c)	265	495	(2)	758
Total	$683	$509	$(4)	$1,188
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.45% and 3.55% at March 31, 2018 and December 31, 2017, respectively, and an average maturity of nine years at both March 31, 2018 and December 31, 2017.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2018 mature as follows: $133 million in one to five years, $91 million in five to 10 years and $203 million after 10 years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2018	2017
Realized gains	$—	$1
Realized losses	$(2)	$(2)
Proceeds from sales of securities	$46	$79
Investments in securities	$(51)	$(84)

Property, Plant and Equipment

At March 31, 2018 and December 31, 2017, property, plant and equipment of $4.850 billion and $4.820 billion, respectively, is stated net of accumulated depreciation and amortization of $480 million and $393 million, respectively.

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

At March 31, 2018, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.244 billion, which exceeds the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $64 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as asset retirement obligations (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the three months ended March 31, 2018:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2017	$1,233	$438	$265	$1,936
Additions:
Accretion	11	5	3	19
Adjustment for change in estimates	—	4	—	4
Reductions:
Payments	—	(16)	—	(16)
Liability at March 31, 2018	1,244	431	268	1,943
Less amounts due currently	—	(117)	(9)	(126)
Noncurrent liability at March 31, 2018	$1,244	$314	$259	$1,817

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2018	December 31, 2017
Unfavorable purchase and sales contracts	$32	$36
Other, including retirement and other employee benefits	207	220
Total other noncurrent liabilities and deferred credits	$239	$256

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $4 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. See Note 6 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2018	$11
2019	$9
2020	$9
2021	$1
2022	$3

Fair Value of Debt

	March 31, 2018		December 31, 2017
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities (Note 10)	$4,313	$4,328	$4,323	$4,334
Other long-term debt, excluding capital lease obligations (Note 10)	27	24	30	27
Mandatorily redeemable subsidiary preferred stock (Note 10)	70	70	70	70

We determine fair value in accordance with accounting standards as discussed in Note 13, and at March 31, 2018, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed statements of consolidated cash flows to the amounts reported in our condensed balance sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,379	$1,487
Restricted cash included in current assets	59	59
Restricted cash included in noncurrent assets	500	500
Total cash, cash equivalents and restricted cash	$1,938	$2,046

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash payments related to:
Interest paid	$65	$89
Capitalized interest	(3)	(3)
Interest paid (net of capitalized interest)	$62	$86
Noncash investing and financing activities:
Construction expenditures (a)	$26	$1
____________

(a)	Represents end-of-period accruals for ongoing construction projects.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Operating Segments

Vistra Energy has three reportable segments: (i) our Wholesale Generation segment, consisting largely of Luminant; (ii) our Retail Electricity segment, consisting largely of TXU Energy, and (iii) our Asset Closure segment, consisting of financial results of retired plants and mines. See Note 16 to the Financial Statements for further information concerning reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Merger Transaction — On the Merger Date, Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement entered into in October 2017. Pursuant to the Merger Agreement, Dynegy merged with and into Vistra Energy, with Vistra Energy continuing as the surviving corporation.

At the closing of the Merger, each issued and outstanding share of Dynegy common stock, par value $0.01 per share, other than shares owned by Vistra Energy or its subsidiaries, held in treasury by Dynegy or held by a subsidiary of Dynegy, was automatically converted into 0.652 shares of common stock, par value $0.01 per share, of Vistra Energy, except that cash was paid in lieu of fractional shares, which resulted in Vistra Energy's stockholders and Dynegy's stockholders owning approximately 79% and 21%, respectively, of the combined company.

Because the Merger occurred after March 31, 2018, Vistra Energy's condensed consolidated financial statements and the notes related thereto and the discussion of the Company's financial condition, results of operations, liquidity, capital and other requirements, tax payments and other financial and business-related information included herein do not include or take into account the closing of the Merger and the effects of the Merger or any transactions related thereto. See Note 2 to the Financial Statements for a list of events that took place in connection with the completion of the Merger.

Retirement of Generation Plants — In January and February 2018, we retired three power plants with a total installed nameplate generation capacity of 4,167 MW. Luminant decided to retire these units because they were projected to be uneconomic based on current market conditions and would have faced significant environmental costs associated with operating such units. In the case of the Sandow units, the decision also reflected the execution of a contract termination agreement pursuant to which the Company and Alcoa agreed to an early settlement of a long-standing power and mining agreement.

CCGT Plant Acquisition — In July 2017, La Frontera Holdings, LLC (La Frontera), an indirect wholly owned subsidiary of Vistra Energy, entered into an asset purchase agreement with Odessa-Ector Power Partners, L.P., an indirect wholly owned subsidiary of Koch Ag & Energy Solutions, LLC (the Odessa Acquisition), to acquire a 1,054 MW CCGT natural gas fueled generation plant (and other related assets and liabilities) located in Odessa, Texas (the Odessa Facility). On August 1, 2017, the Odessa Acquisition closed and La Frontera acquired the Odessa Facility. La Frontera paid an aggregate purchase price of approximately $355 million, plus a five-year earn-out provision, to acquire the Odessa Facility. The purchase price was funded by cash on hand. Subsequent to the acquisition, the earn-out provision has been accounted for as a derivative in our consolidated financial statements, and a partial buyback of the earn-out provision was settled in February 2018.

Upton Solar Development — In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas. As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. The facility began test operations in March 2018 and is expected to begin commercial operations in May 2018.

Repricing of Vistra Operations Credit Facilities — In February, August and December 2017 and February 2018, certain pricing terms for the Vistra Operations Credit Facility were amended. Any amounts borrowed under the Revolving Credit Facility will bear interest based on applicable LIBOR rates plus 2.25%. Amounts borrowed under the Initial Term Loan B Facility and the Term Loan C Facility will bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 2.50%. The Incremental Term Loan B Facility will bear interest based on applicable LIBOR rates plus 2.25%. In connection with a repricing amendment in December 2017, the Revolving Credit Facility letter of credit sub-facility was increased from $600 million to $715 million and the Term Loan C Facility was reduced from $650 million to $500 million. See Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities.

Natural Gas Price and Market Heat Rate Exposure — Taking together forward wholesale, retail electricity sales and other retail customer considerations and all other hedging positions, at March 31, 2018 we had effectively hedged an estimated 91% and 24% of the natural gas price exposure related to our overall business for 2018 and 2019, respectively. Additionally, taking into consideration our overall heat rate exposure and related hedging positions at March 31, 2018, we had effectively hedged 81% and 44% of the heat rate exposure to our overall business for 2018 and 2019, respectively.

The following sensitivity table provides approximate estimates of the potential impact of movements in natural gas prices and market heat rates on realized pretax earnings (in millions) taking into account the hedge positions noted in the paragraph above for the periods presented. The estimates related to price sensitivity are based on our expected generation and retail positions, related hedges and forward prices as of March 31, 2018.

	Balance 2018 (a)	2019
$0.50/MMBtu increase in natural gas price (b)(c)	$ ~75	$ ~175
$0.50/MMBtu decrease in natural gas price (b)(c)	$ ~(65)	$ ~(165)
1.0/MMBtu/MWh increase in market heat rate (d)	$ ~50	$ ~100
1.0/MMBtu/MWh decrease in market heat rate (d)	$ ~(50)	$ ~(95)
___________

(a)	Balance of 2018 is from May 1, 2018 through December 31, 2018.

(b)	Assumes conversion of generation positions based on market heat rates and an estimate of natural gas generally being on the margin 70% to 90% of the time in the ERCOT market.

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2018.

(d)	Based on ERCOT North Hub around-the-clock heat rates at March 31, 2018.

Environmental Matters — See Note 11 to Financial Statements for a discussion of greenhouse gas emissions, the Cross-State Air Pollution Rule, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2018	2017
Operating revenues	$765	$1,357	$(592)
Fuel, purchased power costs and delivery fees	(650)	(683)	33
Operating costs	(194)	(214)	20
Depreciation and amortization	(153)	(170)	17
Selling, general and administrative expenses	(162)	(135)	(27)
Operating income (loss)	(394)	155	(549)
Other income	10	9	1
Other deductions	(2)	—	(2)
Interest expense and related charges	9	(24)	33
Impacts of Tax Receivable Agreement	(18)	(21)	3
Income (loss) before income taxes	(395)	119	(514)
Income tax (expense) benefit	89	(41)	130
Net income (loss)	$(306)	$78	$(384)

	Three Months Ended March 31, 2018
	Wholesale Generation	Retail Electricity	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$(533)	$972	$28	$298	$765
Fuel, purchased power costs and delivery fees	(290)	(36)	(27)	(297)	(650)
Operating costs	(165)	(4)	(24)	(1)	(194)
Depreciation and amortization	(64)	(76)	—	(13)	(153)
Selling, general and administrative expenses	(35)	(99)	—	(28)	(162)
Operating income (loss)	(1,087)	757	(23)	(41)	(394)
Other income	11	14	1	(16)	10
Other deductions	(2)	—	—	—	(2)
Interest expense and related charges	(8)	—	—	17	9
Impacts of Tax Receivable Agreement	—	—	—	(18)	(18)
Income (loss) before income taxes	(1,086)	771	(22)	(58)	(395)
Income tax benefit	—	—	—	89	89
Net income (loss)	$(1,086)	$771	$(22)	$31	$(306)

	Three Months Ended March 31, 2017
	Wholesale Generation	Retail Electricity	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$785	$865	$186	$(479)	$1,357
Fuel, purchased power costs and delivery fees	(250)	(772)	(139)	478	(683)
Operating costs	(154)	(3)	(57)	—	(214)
Depreciation and amortization	(53)	(106)	—	(11)	(170)
Selling, general and administrative expenses	(28)	(102)	(5)	—	(135)
Operating income (loss)	$300	$(118)	$(15)	$(12)	$155
Other income	4	5	2	(2)	9
Other deductions	—	—	—	—	—
Interest expense and related charges	(1)	—	—	(23)	(24)
Impacts of Tax Receivable Agreement	—	—	—	(21)	(21)
Income (loss) before income taxes	303	(113)	(13)	(58)	119
Income tax expense	—	—	—	(41)	(41)
Net income (loss)	$303	$(113)	$(13)	$(99)	$78

For the three months ended March 31, 2018, consolidated results reflected strong operating performance in our Wholesale Generation and Retail Electricity segments despite unrealized mark-to-market losses on commodity risk management activity reflecting higher forward power prices principally driven by higher market heat rates. Consolidated results decreased $384 million to a net loss of $306 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Results were driven by:

•
Wholesale Generation segment results reflected strong operating performance from our generation fleet, including increased generation from CCGT driven by the Odessa Acquisition. Results for the segment decreased $1.389 billion to net loss of $1.086 billion primarily driven by unrealized losses from hedging activities in 2018 reflecting an increase in forward power prices principally driven by higher market heat rates. Please see the discussion of Wholesale Generation below for further details.

•
Retail Electricity segment results reflected increased sales volumes primarily driven by colder weather. Net income increased $884 million to $771 million primarily driven by unrealized net gains on hedging activities with affiliates in 2018 reflecting increases in forward prices principally driven by higher market heat rates and higher sales volumes. Please see the discussion of Retail Electricity below for further details.

•	Asset Closure segment net loss decreased $9 million to $22 million. Please see the discussion of Asset Closure below for further details.

Interest expense and related charges decreased $33 million to a credit of $9 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and reflected a $50 million increase in unrealized mark-to-market gains on interest rate swaps and a $4 million decrease in interest expense incurred, partially offset by a $21 million debt extinguishment gain recorded in 2017. See Note 17 to the Financial Statements.

The Impacts of the Tax Receivable Agreement reflected $18 million and $21 million in accretion expense for the three months ended March 31, 2018 and 2017, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended March 31, 2018, income tax benefit totaled $89 million and the effective tax rate was 22.5%. For the three months ended March 31, 2017, income tax expense totaled $41 million and the effective tax rate was 34.5%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Net Income (Loss)

We evaluate our segment performance using net income (loss) as an earnings metric. We believe net income (loss) is useful in evaluating our core business activities and is one of the metrics used by our chief operating decision maker and leadership to evaluate segment results.

Wholesale Generation Segment — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2018	2017
Wholesale electricity sales	$191	$178	$13
Sales to affiliates	345	308	37
Rolloff of unrealized net gains (losses) representing positions settled in the current period	35	(41)	76
Unrealized net gains (losses) from changes in fair value	(461)	167	(628)
Unrealized net gains (losses) on hedging activities with affiliates	(643)	170	(813)
Other revenues	—	3	(3)
Operating revenues	(533)	785	(1,318)
Fuel for generation facilities and purchased power costs	(255)	(213)	(42)
Unrealized losses from hedging activities	(1)	(13)	12
Ancillary and other costs	(34)	(24)	(10)
Fuel, purchased power costs and delivery fees	(290)	(250)	(40)
Operating costs	(165)	(154)	(11)
Depreciation and amortization	(64)	(53)	(11)
Selling, general and administrative expenses	(35)	(28)	(7)
Operating income (loss)	(1,087)	300	(1,387)
Other income	11	4	7
Other deductions	(2)	—	(2)
Interest expense and related charges	(8)	(1)	(7)
Net income (loss)	$(1,086)	$303	$(1,389)
Sales volumes (GWh):
Wholesale electricity sales volumes (a)	7,409	6,819	590
Production volumes (GWh):
Nuclear facilities	5,268	5,253	15
Lignite and coal facilities	5,436	5,713	(277)
Natural gas facilities	6,391	3,518	2,873
Capacity factors:
Nuclear facilities	103.8%	105.8%
Lignite and coal facilities	64.0%	67.2%
CCGT facilities	95.6%	54.2%
Market pricing:
Average ERCOT North power price ($/MWh)	$25.40	$21.19	$4.21
____________

(a)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

Wholesale electricity sales and sales to affiliates increased $50 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven by the increased production from the CCGT facilities related to the Odessa Acquisition (see Note 3 to the Financial Statements), net of a partial buyback of the Odessa earn-out provision, and the increased demand from the Retail Electricity segment.

Unrealized revenues decreased $1.365 billion to negative revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflecting an increase in forward power prices principally driven by market heat rates.

Fuel, purchased power costs and delivery fees increased $40 million to $290 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflecting incremental fuel costs related to the Odessa Acquisition.

Operating costs increased $11 million to $165 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflecting incremental operating costs related to the Odessa Acquisition.

Depreciation and amortization expenses increased $11 million to $64 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflecting incremental depreciation expense related to the Odessa Acquisition.

SG&A increased $7 million to $35 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflecting higher employee compensation and benefit costs (including functional group costs allocated from Corporate and Other).

Retail Electricity Segment — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2018	2017
Revenue from Oncor service area	$662	$594	$68
Revenue from other TDSP service areas	287	261	26
Amortization expense of identifiable intangible assets related to retail contracts (see Note 6 to the Financial Statements)	(12)	(24)	12
Other revenues	35	34	1
Operating revenues	972	865	107
Purchases from affiliates	(345)	(308)	(37)
Unrealized net (gains) losses on hedging activities with affiliates	643	(170)	813
Delivery fees	(333)	(294)	(39)
Other costs	(1)	—	(1)
Fuel, purchased power costs and delivery fees	(36)	(772)	736
Operating costs	(4)	(3)	(1)
Depreciation and amortization	(76)	(106)	30
Selling, general and administrative expenses	(99)	(102)	3
Operating income (loss)	757	(118)	875
Other income	14	5	9
Net income (loss)	$771	$(113)	$884
Sales volumes (GWh):
Retail electricity sales volumes	9,193	8,150	1,043
Weather (North Texas average) - percent of normal (a):
Heating degree days	95.5%	61.4%
____________

(a)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the U.S. Department of Commerce). For the three months ended March 31, 2018, normal is defined as the average over the 10-year period from 2007 to 2016. For the three months ended March 31, 2017, normal is defined as the average over the 10-year period from 2006 to 2015.

Retail electricity revenues increased $107 million to $972 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Retail electricity sales were favorably impacted by 1,043 GWh in higher sales volumes in 2018 primarily driven by colder weather.

Purchased power costs, delivery fees and other costs decreased $736 million to $36 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Purchased power and delivery fees were favorably impacted by unrealized net gains on hedging activities with affiliates reflecting increases in forward prices in 2018, partially offset by higher purchases from affiliates and delivery fees reflecting higher sales volumes.

Depreciation and amortization expenses decreased $30 million to $76 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflecting lower amortization expense related to the retail customer relationship intangible asset (see Note 6 to the Financial Statements).

SG&A decreased $3 million to $99 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflecting the deferral of commissions from retail contracts with customers in 2018 that were previously expensed as incurred and lower employee compensation and benefit costs (including functional group costs allocated from Corporate and Other), partially offset by higher bad debt expense.

Asset Closure Segment — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2018	2017
Operating revenues	$28	$186	$(158)
Fuel, purchased power costs and delivery fees	(27)	(139)	112
Operating costs	(24)	(57)	33
Depreciation and amortization	—	—	—
Selling, general and administrative expenses	—	(5)	5
Operating loss	(23)	(15)	(8)
Other income	1	2	(1)
Net income (loss)	$(22)	$(13)	$(9)
Production volumes (GWh):
Lignite and coal facilities	1,070	4,860	(3,790)

Results for the Asset Closure segment reflect the retirement of the Monticello, Sandow and Big Brown plants in January and February 2018 (see Note 4 to the Financial Statements) and a corresponding 78% decrease in volume in 2018. Operating costs for the three months ended March 31, 2018 included ongoing costs associated with closing those plants.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2018 and 2017. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $415 million in unrealized net losses for the three months ended March 31, 2018 and $120 million in unrealized net gains for the three months ended March 31, 2017 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
	2018	2017
Commodity contract net asset (liability) at beginning of period	$(96)	$64
Settlements/termination of positions (a)	32	(50)
Changes in fair value of positions in the portfolio (b)	(447)	170
Other activity (c)	26	10
Commodity contract net asset (liability) at end of period	$(485)	$194
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The three months ended March 31, 2018 and 2017 includes reversal of $10 million and $63 million, respectively, of previously recorded unrealized gains related to Vistra Energy beginning balances. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at March 31, 2018, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset (liability) at March 31, 2018
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(13)	$(29)	$—	$—	$(42)
Prices provided by other external sources	(80)	(139)	—	—	(219)
Prices based on models	(72)	(126)	(21)	(5)	(224)
Total	$(165)	$(294)	$(21)	$(5)	$(485)

FINANCIAL CONDITION

Cash Flows

Three Months Ended March 31, 2018 Compared to Three Months ended March 31, 2017 — Cash used in operating activities totaled $22 million in the three months ended March 31, 2018 compared to cash provided by operating activities of $141 million in the three months ended March 31, 2017. The unfavorable change of $162 million was primarily driven by an increase in cash used for margin deposits related to derivative contracts.

Depreciation and amortization expense reported as a reconciling adjustment in the statements of condensed consolidated cash flows exceeds the amount reported in the statements of condensed consolidated income (loss) by $27 million and $56 million for the three months ended March 31, 2018 and 2017, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statements of consolidated income (loss) consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other statements of condensed consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $9 million and $18 million in the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in financing activities was driven by lower repayments of debt in 2018 and debt financing fees incurred in 2017.

Cash used in investing activities totaled $77 million and $51 million in the three months ended March 31, 2018 and 2017, respectively. Capital expenditures (including nuclear fuel purchases) totaled $50 million and $43 million in the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in investing activities reflected Upton solar development expenditures totaling $21 million in 2018. The Upton solar development was funded using cash on hand.

Debt Activity

See Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents (a)	$1,379	$1,487	$(108)
Vistra Operations Credit Facilities — Revolving Credit Facility	584	834	(250)
Vistra Operations Credit Facilities — Term Loan C Facility (b)	18	7	11
Total available liquidity	$1,981	$2,328	$(347)
___________

(a)	Cash and cash equivalents excludes $500 million of restricted cash held for letter of credit support at both March 31, 2018 and December 31, 2017 (see Note 17 to the Financial Statements).

(b)
The Term Loan C Facility is used for issuing letters of credit for general corporate purposes. Borrowings totaling $500 million under this facility were held in collateral accounts at both March 31, 2018 and December 31, 2017, and are reported as restricted cash in our condensed consolidated balance sheets. The March 31, 2018 restricted cash balance represents borrowings under the Term Loan C Facility held in collateral accounts that support $482 million in letters of credit outstanding, leaving $18 million in available letter of credit capacity (see Note 10 to the Financial Statements).

The decrease in available liquidity to $1.981 billion in the three months ended March 31, 2018 was primarily driven by increased letter of credit postings and decreased available cash from operations reflecting an increase in cash used for margin deposits.

Based upon our current internal financial forecasts, we believe that we will have sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 10 to the Financial Statements for discussion of the Vistra Operations Credit Facilities.

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

At March 31, 2018, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$93 million in cash has been posted with counterparties as compared to $30 million posted at December 31, 2017;

•	$3 million in cash has been received from counterparties as compared to $4 million received at December 31, 2017;

•	$634 million in letters of credit have been posted with counterparties as compared to $390 million posted at December 31, 2017, and

•	$10 million in letters of credit have been received from counterparties as compared to $3 million received at December 31, 2017.

Income Tax Payments

In the next twelve months, we expect to make federal income tax payments of approximately $45 million, which represents Vistra Energy's remaining estimated 2017 federal income tax liability. We also expect to make Texas margin tax payments of approximately $19 million and TRA payments of approximately $24 million in the next twelve months. There were no income tax payments for the three months ended March 31, 2018 and 2017.

Financial Covenants

The agreement governing the Vistra Operations Credit Facilities includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $100 million) exceed 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended March 31, 2018 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

See Note 10 to the Financial Statements for discussion of other covenants related to the Vistra Operations Credit Facilities.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2018, Vistra Energy has posted letters of credit in the amount of $55 million with the PUCT, which is subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, Vistra Energy has posted collateral support, in the form of letters of credit, totaling $110 million at March 31, 2018 (which is subject to daily adjustments based on settlement activity with ERCOT).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $4.3 billion at March 31, 2018) under such facilities.

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

Guarantees

See Note 11 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

See Note 11 to the Financial Statements for discussion of commitments and contingencies.

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

VaR for Underlying Generation Assets and Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all underlying generation assets and contracts marked-to-market in net income (through the end of 2019), based on a 95% confidence level and an assumed holding period of 60 days.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Month-end average VaR:	$100	$92
Month-end high VaR:	$121	$140
Month-end low VaR:	$65	$62

The decrease in the month-end high VaR risk measure in 2018 reflected higher seasonal natural gas to power correlations and decreased natural gas volatility.

Interest Rate Risk

At March 31, 2018, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $13 million, taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

Credit Risk
Credit risk relates to the risk of loss associated with nonperformance by counterparties. We minimize credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial condition, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 14 to the Financial Statements for further discussion of this exposure.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $620 million at March 31, 2018.

At March 31, 2018, Retail Electricity segment credit exposure totaled $424 million, including $392 million of trade accounts receivable and $32 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $42 million, resulting in a net exposure of $382 million. We believe the risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At March 31, 2018, Wholesale Generation segment credit exposure totaled $196 million including $180 million related to derivative assets and $16 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Wholesale Generation segment exposure was $181 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at March 31, 2018. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$179	$5	$174
Below investment grade or no rating	17	10	7
Totals	$196	$15	$181

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $137 million, or 76%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

At March 31, 2018, interest rate swap exposure in the Corporate and Other non-segment totaled $77 million. There are no collateral offsets. The counterparty credit rating is investment grade.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "may," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion under Part I, Item 1A. Risk Factors in our 2017 Form 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements:

•	the actions and decisions of regulatory authorities;

•	prohibitions and other restrictions on our operations due to the terms of our agreements;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the U.S. Congress, the FERC, the North American Electric Reliability Corporation, the Texas Reliability Entity, Inc., the PUCT, the RCT, the NRC, the EPA, the TCEQ, the U.S. Mine Safety and Health Administration and the U.S. Commodity Futures Trading Commission, with respect to, among other things:

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

◦
changes in and compliance with environmental and safety laws and policies, including National Ambient Air Quality Standards, the Cross-State Air Pollution Rule, the Mercury and Air Toxics Standard, regional haze program implementation and greenhouse gas and other climate change initiatives, and

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

•
changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and other postretirement employee benefits, and future funding requirements related thereto, including joint and several liability exposure under ERISA;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	the impact of our obligations under the TRA;

•	our ability to successfully integrate the businesses of Vistra Energy and Dynegy and our ability to successfully capture any projected synergies relating to the Merger, and

•	actions by credit rating agencies.

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

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our 2017 Form 10-K except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in such prospectus. The risks described in such reports are not the only risks facing our company. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Vistra Energy currently owns and operates, or is in the process of reclaiming, 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. These mining operations are regulated by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects U.S. mines, including Vistra Energy's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2(a)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	2.1	—	Order of the United States Bankruptcy Court for the District of Delaware Confirming the Third Amended Joint Plan of Reorganization

2(b)	001-38086 Form 8-K (filed October 31, 2017)	2.1	—	Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy Corp. and Dynegy Inc.

(3(i))	Articles of Incorporation

3(a)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.1		Certification of Incorporation of TCEH Corp.

3(b)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.2	—	Certificate of Amendment of Certificate of Incorporation of TCEH Corp.

(3(ii))	By-laws

3(c)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	3.3	—	Restated Bylaws of Vistra Energy Corp.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	001-33443 Form 8-K (filed on October 30, 2014)	4.7	—	2019 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(b)	001-33443 Form 8-K (filed on April 7, 2015)	4.8	—	First Supplemental Indenture to the 2019 Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(c)	001-33443 Form 8-K (filed on April 7, 2015).	4.9	—	Second Supplemental Indenture to the 2019 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors (as defined therein), and the Trustee

4(d)	001-33443 Form 8-K (filed on April 8, 2015)	4.13	—	Third Supplemental Indenture to the 2019 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors

4(e)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.1	—	Fourth Supplemental Indenture to the 2019 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(f)	001-33443 Form 10-Q (Quarter ended September 30, 2015)(filed on November 5, 2015)	4.1	—	Fifth Supplemental Indenture to the 2019 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors

4(g)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.16	—	Sixth Supplemental Indenture to the 2019 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors

Exhibits	Previously Filed With File Number*	As Exhibit
4(h)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.17	—	Seventh Supplemental Indenture to the 2019 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors

4(i)	001-38086 Form 8-K (filed on April 9, 2018)	4.9	—	Eighth Supplemental Indenture to the 2019 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(j)	001-33443 Form 8-K (filed on October 30, 2014)	4.7	—	Form of 6.75% Senior Note due 2019

4(k)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	2022 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(l)	001-33443 Form 8-K (filed on April7, 2015)	4.11	—	First Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(m)	001-33443 Form 8-K (filed on on April 7, 2015)	4.12	—	Second Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors

4(n)	001-33443 Form 8-K (filed on on April 8, 2015)	4.17	—	Third Supplemental Indenture to the 2022 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors

4(o)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.2	—	Fourth Supplemental Indenture to the 2022 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(p)	001-33443 Form 10-Q (Quarter ended September 30, 2015)(filed on November 5, 2015)	4.2	—	Fifth Supplemental Indenture to the 2022 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors

4(q)	001-33443 Form 10-K(Year ended December 31, 2016) (filed on February 24, 2017)	4.24	—	Sixth Supplemental Indenture to the 2022 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors

4(r)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.25	—	Seventh Supplemental Indenture to the 2022 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors

4(s)	001-38086 Form 8-K (filed on April 9, 2018)	4.19	—	Eighth Supplemental Indenture to the 2022 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(t)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	Form of 7.375% Senior Note due 2022

Exhibits	Previously Filed With File Number*	As Exhibit
4(u)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	2023 Notes Indenture, dated May 20, 2013, among Dynegy, the Subsidiary Guarantors

4(v)	001-33443 Form 10-K (Year ended December 31, 2013) (filed on February 27, 2014)	4.3	—	First Supplemental Indenture to the 2023 Notes Indenture, dated as of December 5, 2014, among Dynegy, the Subsidiary Guarantors

4(w)	001-33443 Form 8-K (filed on April 7, 2015)	4.20	—	Second Supplemental Indenture to the 2023 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors

4(x)	001-33443 Form 8-K (filed on April 8, 2015)	4.28	—	Third Supplemental Indenture to the 2023 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors

4(y)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.4	—	Fourth Supplemental Indenture to the 2023 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(z)	001-33443 Form 10-Q (Quarter ended September 30, 2015)(filed on November 5, 2015)	4.4	—	Fifth Supplemental Indenture to the 2023 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors

4(aa)	001-33443 Form10-K(Year ended December 31, 2016) (filed on February 24, 2017)	4.7	—	Sixth Supplemental Indenture to the 2023 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors

4(bb)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.8	—	Seventh Supplemental Indenture to the 2023 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors

4(cc)	001-38086 Form 8-K (filed on April 9, 2018)	4.29	—	Eighth Supplemental Indenture to the 2023 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(dd)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	Form of 5.875% Senior Note due 2023

4(ee)	001-33443 Form 8-K (filed on October 30, 2014)	4.9	—	2024 7.625% Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(ff)	001-33443 Form 8-K (filed on April 7, 2015)	4.14	—	First Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(gg)	001-33443 Form 8-K (filed on April 7, 2015)	4.15	—	Second Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors

4(hh)	001-33443 Form 8-K (filed on April 8, 2015)	4.21	—	Third Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors

Exhibits	Previously Filed With File Number*	As Exhibit
4(ii)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.3	—	Fourth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(jj)	001-33443 Form 10-Q (Quarter ended September 30, 2015)(filed on November 5, 2015)	4.3	—	Fifth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors

4(kk)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.32	—	Sixth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors

4(ll)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.33	—	Seventh Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors

4(mm)	001-38086 Form 8-K (filed on April 9, 2018)	4.39	—	Eighth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(nn)	001-33443 Form of 8-K (filed on October 30, 2014)	4.9	—	Form of 7.625% Senior Note due 2024

4(oo)	001-33443 Form 8-K (filed on February 7, 2017)	4.2	—	2024 8.034% Notes Indenture, dated February 2, 2017, by and among Dynegy, the guarantors party thereto and the Trustee

4(pp)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.41	—	First Supplemental Indenture to the 2024 8.034% Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors

4(qq)	001-38086 Form 8-K (filed on April 9, 2018)	4.43	—	Second Supplemental Indenture to the 2024 8.034% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(rr)	001-33443 Form of 8-K (filed on February 7, 2017)	4.2	—	Form of 8.034% Senior Note due 2024

4(ss)	001-33443Form 8-K (filed on October 11, 2016)	4.1	—	2025 Notes Indenture, dated October 11, 2016, between Dynegy and the Trustee

4(tt)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.35	—	First Supplemental Indenture to the 2025 Notes Indenture, dated February 2, 2017, between Dynegy, the Subsidiary Guarantors

4(uu)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.36	—	Second Supplemental Indenture to the 2025 Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors

Exhibits	Previously Filed With File Number*	As Exhibit
4(vv)	001-38086 Form 8-K (filed on April 9, 2018)	4.48	—	Third Supplemental Indenture to the 2025 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(ww)	001-33443 Form 8-K (filed on October 11, 2016)	4.1	—	Form of 8.000% Senior Note due 2025

4(xx)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	2026 Notes Indenture, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors

4(yy)	001-33443 Form 8-K (filed on August 21, 2017)	4.2	—	Registration Rights Agreement, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors

4(zz)	001-38086 Form 8-K (filed on April 9, 2018)	4.52	—	First Supplemental Indenture to the 2026 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors

4(aaa)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	Form of 8.125% Senior Note due 2026

4(bbb)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Purchase Contract Agreement, dated June 21, 2016, between Dynegy and the Trustee

4(ccc)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.5	—	First Supplement to the Purchase Contract Agreement, dated April 9, 2018, between the Company, the Purchase Contract Agent and the Trustee

4(ddd)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Unit

4(eee)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Purchase Contract

4(fff)	001-33443 Form 8-K (filed on June 21, 2016)	4.1	—	Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(ggg)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	First Supplemental Indenture to the Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(hhh)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.3	—	Second Supplemental Indenture to the Amortizing Notes Indenture, dated April 9, 2018, between the Company and the Trustee

4(iii)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	Form of Amortizing Note

4(jjj)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Warrant Agreement, dated February 2, 2017, by and among Dynegy, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent

4(kkk)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.2	—	Supplemental Warrant Agreement, dated as of April 9, 2018 among the Company and the Warrant Agent

Exhibits	Previously Filed With File Number*	As Exhibit
4(lll)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Form of Warrant

4(mmm)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	4.1	—	Registration Rights Agreement, dated October 3, 2016

(10)	Material Contracts

10(a)	001-38086 Form 8-K (filed February 22, 2018)	10.1	—
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

Vistra Energy Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: May 4, 2018