Form 10-Q
period 2018-06-30
Vistra Energy Corp.
filed 2018-08-06
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 2, 2018, there were 518,617,157 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of Vistra Energy and its subsidiaries occasionally make references to Vistra Energy (or "we," "our," "us" or "the Company"), Luminant, TXU Energy, Value Based Brands LLC, Dynegy Energy Services or Homefield Energy when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2017 Form 10-K
Vistra Energy's annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018, except for Part II, Items 7 and 8, which were amended in Vistra Energy's current report on Form 8-K filed with the SEC on June 15, 2018

ARO	asset retirement and mining reclamation obligation

CAA	Clean Air Act

CAISO	The California Independent System Operator

CCGT	combined cycle gas turbine

CFTC	U.S. Commodity Futures Trading Commission

CME	Chicago Mercantile Exchange

CO2	carbon dioxide

Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code

Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra Energy, on the Effective Date

EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc.

FERC	U.S. Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	IntercontinentalExchange

IRS	U.S. Internal Revenue Service

ISO	Independent System Operator

ISO-NE	Independent System Operator New England

kW	kilowatt

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

load	demand for electricity

Luminant	subsidiaries of Vistra Energy engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

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

Merger	the merger of Dynegy with and into Vistra Energy, with Vistra Energy as the surviving corporation

Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy and Dynegy, as it may be amended or modified from time to time

ii

Merger Date	April 9, 2018, the date Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	million British thermal units

MW	megawatts

MWh	megawatt-hours

NERC	North American Electricity Reliability Corporation

NRC	U.S. Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange

NYISO	New York Independent System Operator

PJM	PJM Interconnection, LLC

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

PUCT	Public Utility Commission of Texas

REP	retail electric provider

RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings (a credit rating agency)

SEC	U.S. Securities and Exchange Commission

SG&A	selling, general and administrative

Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
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

TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra Energy related to certain tax benefits, including those it realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TXU Energy
TXU Energy Retail Company LLC, an indirect, wholly owned subsidiary of Vistra Energy that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

U.S.	United States of America

Vistra Energy	Vistra Energy Corp. and/or its subsidiaries, depending on context

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $8.342 billion senior secured financing facilities (see Note 10 to the Financial Statements).

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues (Note 5)	$2,574	$1,296	$3,338	$2,653
Fuel, purchased power costs and delivery fees	(1,216)	(729)	(1,866)	(1,411)
Operating costs	(386)	(195)	(580)	(409)
Depreciation and amortization	(389)	(172)	(542)	(341)
Selling, general and administrative expenses	(352)	(147)	(514)	(285)
Operating income (loss)	231	53	(164)	207
Other income (Note 19)	7	9	18	18
Other deductions (Note 19)	(1)	(5)	(3)	(5)
Interest expense and related charges (Note 19)	(146)	(69)	(137)	(93)
Impacts of Tax Receivable Agreement (Note 8)	(64)	(22)	(82)	(42)
Equity in earnings of unconsolidated investment	4	—	4	—
Income (loss) before income taxes	31	(34)	(364)	85
Income tax benefit (expense) (Note 7)	74	8	163	(33)
Net income (loss)	$105	$(26)	$(201)	$52
Less: Net loss attributable to noncontrolling interest	(3)	—	(3)	—
Net income (loss) attributable to Vistra Energy	$108	$(26)	$(198)	$52
Weighted average shares of common stock outstanding:
Basic	526,332,862	427,587,401	477,662,016	427,585,381
Diluted	533,786,824	427,587,401	477,662,016	427,846,563
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.21	$(0.06)	$(0.41)	$0.12
Diluted	$0.20	$(0.06)	$(0.41)	$0.12

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$105	$(26)	$(201)	$52
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations (net of tax benefit of $— in all periods)	—	—	1	—
Total other comprehensive income	—	—	1	—
Comprehensive income (loss)	$105	$(26)	$(200)	$52
Less: Comprehensive loss attributable to noncontrolling interest	(3)	—	(3)	—
Comprehensive income (loss) attributable to Vistra Energy	$108	$(26)	$(197)	$52

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited) (Millions of Dollars)

	Six Months Ended June 30,
	2018	2017

Cash flows — operating activities:
Net income (loss)	$(201)	$52
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	619	437
Deferred income tax (benefit) expense, net	(159)	29
Unrealized net (gain) loss from mark-to-market valuations of commodities	199	(54)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(86)	6
Accretion expense	44	29
Impacts of Tax Receivable Agreement (Note 8)	82	42
Stock-based compensation (Note 16)	59	8
Other, net	(6)	(7)
Changes in operating assets and liabilities:
Margin deposits, net	(61)	147
Accrued interest	(74)	(29)
Accrued taxes	(112)	(73)
Accrued incentive plan	(31)	(60)
Other operating assets and liabilities	(302)	(194)
Cash provided by (used in) operating activities	(29)	333
Cash flows — financing activities:
Repayments/repurchases of debt (Note 10)	(1,338)	(24)
Stock repurchase	(63)	—
Debt financing fee (Note 10)	(46)	(3)
Other, net	4	—
Cash used in financing activities	(1,443)	(27)
Cash flows — investing activities:
Capital expenditures	(153)	(63)
Nuclear fuel purchases	(28)	(35)
Cash acquired in the Merger	445	—
Solar development expenditures (Note 3)	(21)	(96)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 19)	93	98
Investments in nuclear decommissioning trust fund securities (Note 19)	(103)	(107)
Other, net	9	9
Cash provided by (used in) investing activities	242	(194)

Net change in cash, cash equivalents and restricted cash	(1,230)	112
Cash, cash equivalents and restricted cash — beginning balance	2,046	1,588
Cash, cash equivalents and restricted cash — ending balance	$816	$1,700

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$757	$1,487
Restricted cash (Note 19)	59	59
Trade accounts receivable — net (Note 19)	1,149	582
Income taxes receivable	11	—
Inventories (Note 19)	465	253
Commodity and other derivative contractual assets (Note 14)	598	190
Margin deposits related to commodity contracts	200	30
Prepaid expense and other current assets	135	72
Total current assets	3,374	2,673
Restricted cash (Note 19)	—	500
Investments (Note 19)	1,290	1,240
Investment in unconsolidated subsidiary (Note 19)	135	—
Property, plant and equipment — net (Note 19)	14,981	4,820
Goodwill (Note 6)	1,907	1,907
Identifiable intangible assets — net (Note 6)	2,698	2,530
Commodity and other derivative contractual assets (Note 14)	244	58
Accumulated deferred income taxes	1,260	710
Other noncurrent assets	581	162
Total assets	$26,470	$14,600
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently (Note 10)	$156	$44
Trade accounts payable	795	473
Commodity and other derivative contractual liabilities (Note 14)	883	224
Margin deposits related to commodity contracts	3	4
Accrued income taxes	—	58
Accrued taxes other than income	143	136
Accrued interest	108	16
Asset retirement obligations (Note 19)	171	99
Other current liabilities	387	297
Total current liabilities	2,646	1,351
Long-term debt, less amounts due currently (Note 10)	11,807	4,379
Commodity and other derivative contractual liabilities (Note 14)	495	102
Accumulated deferred income taxes	5	—
Tax Receivable Agreement obligation (Note 8)	414	333
Asset retirement obligations (Note 19)	2,151	1,837
Identifiable intangible liabilities — net (Note 6)	187	36
Other noncurrent liabilities and deferred credits (Note 19)	345	220
Total liabilities	18,050	8,258

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	June 30, 2018	December 31, 2017
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2018 — 521,214,879; December 31, 2017 — 428,398,802)	5	4
Additional paid-in-capital	10,015	7,765
Retained deficit	(1,591)	(1,410)
Accumulated other comprehensive income	(16)	(17)
Stockholders' equity	8,413	6,342
Noncontrolling interest in subsidiary	7	—
Total equity	8,420	6,342
Total liabilities and equity	$26,470	$14,600

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the Company" are to Vistra Energy and/or its subsidiaries, as apparent in the context. See Glossary for defined terms.

Vistra Energy is a holding company operating an integrated retail and generation business in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive electricity market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity to end users.

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. The Asset Closure segment was established as of January 1, 2018, and we have recast prior period information to reflect this change in reportable segments. See Note 18 for further information concerning reportable business segments.

Merger Transaction

On the Merger Date, Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement entered into in October 2017. Pursuant to the Merger Agreement, Dynegy merged with and into Vistra Energy, with Vistra Energy continuing as the surviving corporation. Because the Merger closed on April 9, 2018, Vistra Energy's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Dynegy prior to April 9, 2018. See Note 2 for a summary of the Merger transaction and business combination accounting.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2017 Form 10-K, with the exception of the changes in reportable segments as detailed above. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2017 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Unconsolidated Investments

We use the equity method of accounting for investments in affiliates over which we exercise significant influence. Our share of net income (loss) from these affiliates is recorded to equity in earnings (loss) of unconsolidated investment in the condensed statements of consolidated net income (loss). We use the cost method of accounting where we do not exercise significant influence. See Note 19.

Noncontrolling Interest

Noncontrolling interest is comprised of the 20% of Electric Energy, Inc. (EEI) that we do not own. EEI is our consolidated subsidiary that owns a coal facility in Joppa, Illinois. This noncontrolling interest is classified as a component of equity separate from stockholders' equity in the condensed consolidated balance sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock, which is presented in our condensed consolidated balance sheets as a reduction to additional paid-in capital. See Note 12.

Adoption of New Accounting Standards

Revenue from Contracts with Customers — On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments (new revenue standard) using the modified retrospective method for all contracts outstanding at the time of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new revenue standard was immaterial and we expect the adoption to continue to be immaterial to our net income on an ongoing basis. Our retail energy charges and wholesale generation, capacity and contract revenues will continue to be recognized when electricity and other services are delivered to our customers. The impact of adopting the new revenue standard primarily relates to the deferral of acquisition costs associated with retail contracts with customers that were previously expensed as incurred. Under the new revenue standard, these amounts will be capitalized and amortized over the expected life of the customer.

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

The disclosure of the impact of adoption on our condensed statement of consolidated income (loss) and condensed consolidated balance sheet was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Amount Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)	As Reported	Amount Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed statement of consolidated income (loss):
Operating revenues	$2,574	$2,573	$1	$3,338	$3,336	$2
Selling, general and administrative expenses	(352)	(355)	3	(514)	(520)	6
Net income (loss)	105	102	3	(201)	(207)	6

	June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed consolidated balance sheet:
Assets
Prepaid expense and other current assets	$135	$129	$6
Accumulated deferred income taxes	1,260	1,264	(4)
Other noncurrent assets	581	558	23
Equity
Retained deficit	$(1,591)	$(1,614)	$23

See Note 5 for the disclosures required by the new revenue standard.

Statement of Cash Flows — In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash to be included in the cash and cash equivalents and a reconciliation between the change in cash and cash equivalents and the amounts presented on the balance sheet (see Note 19). We adopted the standard on January 1, 2018. The ASU modified our presentation of our condensed statements of consolidated cash flows, and retrospective application to comparative periods presented was required. For the six months ended June 30, 2017, our condensed statement of consolidated cash flows previously reflected a source of cash of $31 million reported as changes in restricted cash that is now reported in net change in cash, cash equivalents and restricted cash. See the condensed statements of consolidated cash flows and Note 19 for disclosures related to the adoption of this accounting standard.

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. The ASU amends previous GAAP to require the recognition of lease assets and liabilities for operating leases. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Retrospective application to comparative periods presented will be required in the year of adoption. We have identified the contracts that are within the scope of this ASU and are currently evaluating the impact of this ASU on our financial statements.

2.    MERGER TRANSACTION AND BUSINESS COMBINATION ACCOUNTING

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

At the closing of the Merger, each issued and outstanding share of Dynegy common stock, par value $0.01 per share, other than shares owned by Vistra Energy or its subsidiaries, held in treasury by Dynegy or held by a subsidiary of Dynegy, was automatically converted into 0.652 shares of common stock, par value $0.01 per share, of Vistra Energy (the Exchange Ratio), except that cash was paid in lieu of fractional shares, which resulted in Vistra Energy issuing 94,409,573 shares of Vistra Energy common stock to the former Dynegy stockholders, as well as converting stock options, equity-based awards, tangible equity units and warrants. The total number of Vistra Energy shares outstanding at the close of the Merger was 522,932,453 shares. Dynegy stock options and equity-based awards outstanding immediately prior to the Merger Date were generally automatically converted upon completion of the Merger into stock options and equity-based awards, respectively, with respect to Vistra Energy's common stock, after giving effect to the Exchange Ratio.

Business Combination Accounting

We believe the Merger provides a number of significant potential strategic benefits and opportunities to Vistra Energy, including increased scale and market diversification, rebalanced asset portfolio and improved earnings and cash flow. The Merger is being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Merger Date. The combined results of operations are reported in our consolidated financial statements beginning as of the Merger Date. A summary of the techniques used to estimate the preliminary fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 13), is listed below:

•	Working capital was valued using available market information (Level 2).

•
Acquired property, plant and equipment was valued using a combination of an income approach and a market approach. The income approach utilized a discounted cash flow analysis based upon a debt-free, free cash flow model (Level 3).

•	Acquired derivatives were valued using the methods described in Note 13 (Level 1, Level 2 or Level 3).

•
Contracts with terms that were not at current market prices were also valued using a discounted cash flow analysis (Level 3). The cash flows generated by the contracts were compared with their cash flows based on current market prices with the resulting difference recorded as either an intangible asset or liability.

•	Long-term debt was valued using a market approach (Level 2).

•	AROs were recorded in accordance with ASC 410, Asset Retirement and Environmental Obligations (Level 3).

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Merger as of the Merger Date. Based on the opening price of Vistra Energy common stock on the Merger Date, the preliminary purchase price was approximately $2.3 billion. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. The preliminary values included below represent our current best estimates for property plant and equipment, identifiable intangible assets and liabilities, inventories, asset retirement obligations and deferred taxes. The purchase price allocation is preliminary and each of these may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. We currently expect the final purchase price allocation will be completed no later than the second quarter of 2019.

Dynegy shares outstanding as of April 9, 2018 (in millions)	173
Exchange Ratio	0.652
Vistra Energy shares issued for Dynegy shares outstanding (in millions)	113
Opening price of Vistra Energy common stock on April 9, 2018	$19.87
Purchase price for common stock	$2,245
Fair value of outstanding stock compensation awards attributable to pre-combination service	$26
Fair value of outstanding warrants	$2
Total purchase price	$2,273

Preliminary Purchase Price Allocation
Cash and cash equivalents	$445
Trade accounts receivables, inventories, prepaid expenses and other current assets	863
Property, plant and equipment	10,362
Accumulated deferred income taxes	391
Identifiable intangible assets	387
Other noncurrent assets	532
Total assets acquired	12,980
Trade accounts payable and other current liabilities	644
Commodity and other derivative contractual assets and liabilities, net	422
Asset retirement obligations, including amounts due currently	419
Long-term debt, including amounts due currently	8,920
Other noncurrent liabilities	292
Total liabilities assumed	10,697
Identifiable net assets acquired	2,283
Noncontrolling interest in subsidiary	10
Total purchase price	$2,273

Acquisition costs incurred in the Merger totaled $50 million and $52 million for the three and six months ended June 30, 2018, respectively For the period from the Merger Date through June 30, 2018, our condensed statements of consolidated income (loss) include revenues and net income (loss) acquired in the Merger totaling $1.248 billion and $97 million, respectively.

Unaudited Pro Forma Financial Information — The following unaudited pro forma financial information for the six months ended June 30, 2018 and 2017 assumes that the Merger occurred on January 1, 2017. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Merger been completed on January 1, 2017, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Six Months Ended June 30,
	2018	2017
Revenues	$4,789	$5,213
Net income (loss)	$(439)	$18
Net income (loss) attributable to Vistra Energy	$(435)	$7
Net income (loss) attributable to Vistra Energy per weighted average share of common stock outstanding — basic	$(0.83)	$0.01
Net income (loss) attributable to Vistra Energy per weighted average share of common stock outstanding — diluted	$(0.83)	$0.01

The unaudited pro forma financial information presented above includes adjustments for incremental depreciation and amortization as a result of the fair value determination of the net assets acquired, interest expense on debt assumed in the Merger, effects of the Merger on tax expense (benefit), changes in the expected impacts of the tax receivable agreement due to the Merger, and other related adjustments.

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

The Odessa Acquisition was accounted for as an asset acquisition. Substantially all of the approximately $355 million purchase price was assigned to property, plant and equipment in our consolidated balance sheet. Additionally, the initial fair value associated with an earn-out provision of approximately $16 million was included as consideration in the overall purchase price. The earn-out provision requires cash payments to be made to Koch if spark-spreads related to the pricing point of the Odessa Facility exceed certain thresholds. Subsequent to the acquisition, the earn-out provision has been accounted for as a derivative in our consolidated financial statements, and partial buybacks of the earn-out provision were settled in February and May 2018.

Upton Solar Development

In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas (Upton). As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. For the six months ended June 30, 2018, we have spent approximately $21 million related to this project primarily for progress payments under the engineering, procurement and construction agreement. The facility began test operations in March 2018 and commercial operations began in June 2018.

Battery Energy Storage Project

In June 2018, we announced that, subject to approval by the California Public Utilities Commission (CPUC), we will enter into a 20-year resource adequacy contract with Pacific Gas and Electric Company (PG&E) to develop a 300 MW battery energy storage project at our Moss Landing Power Plant site in California. In late June 2018, PG&E filed its application with the CPUC to approve the contract, and a decision is expected within 90 days of the filing. Pending the receipt of CPUC approval, we anticipate the battery storage project will enter commercial operations by the fourth quarter of 2020.

4.	RETIREMENT OF GENERATION FACILITIES

Two of our non-operated, jointly held power plants acquired in the Merger for which our proportional generation capacity was 883 MW, were retired in May 2018. These units were retired as previously scheduled. No gain or loss was recorded in conjunction with the retirement of these units, and the operational results of these facilities are included in our Asset Closure segment. The following table details the units retired.

Name	Location	Fuel Type	Net Generation Capacity (MW)	Ownership Interest	Date Units Taken Offline
Killen	Manchester, Ohio	Coal	204	33%	May 31, 2018
Stuart	Aberdeen, Ohio	Coal	679	39%	May 24, 2018
Total			883

In January and February 2018, we retired three power plants with a total installed nameplate generation capacity of 4,167 MW. Luminant decided to retire these units because they were projected to be uneconomic based on then current market conditions and would have faced significant environmental costs associated with operating such units. In the case of the Sandow units, the decision also reflected the execution of a contract termination agreement pursuant to which the Company and Alcoa agreed to an early settlement of a long-standing power and mining agreement. Expected retirement expenses were accrued in the third and fourth quarter of 2017 and, as a result, no retirement expenses were recorded related to these facilities in both the three and six months ended June 30, 2018. The operational results of these facilities are included in our Asset Closure segment. The following table details the units retired.

Name	Location (all in the state of Texas)	Fuel Type	Installed Nameplate Generation Capacity (MW)	Number of Units	Date Units Taken Offline
Monticello	Titus County	Lignite/Coal	1,880	3	January 4, 2018
Sandow	Milam County	Lignite	1,137	2	January 11, 2018
Big Brown	Freestone County	Lignite/Coal	1,150	2	February 12, 2018
Total			4,167	7

5.	REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Retail energy charge in Northeast/Midwest	336	—	—	—	—	—	—	336
Wholesale generation revenue from ISO	—	208	367	118	180	15	13	901
Capacity revenue	—	—	119	82	29	10	11	251
Revenue from other wholesale contracts	—	50	8	6	12	—	2	78
Total revenue from contracts with customers	1,447	258	494	206	221	25	26	2,677
Other revenues:
Intangible amortization	(15)	—	—	(2)	(6)	—	—	(23)
Hedging and other revenues	22	229	(161)	(29)	(121)	(25)	5	(80)
Affiliate sales	—	840	152	12	163	21	(1,188)	—
Total other revenues	7	1,069	(9)	(19)	36	(4)	(1,183)	(103)
Total revenues	$1,454	$1,327	$485	$187	$257	$21	$(1,157)	$2,574

	Six Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,059	$—	$—	$—	$—	$—	$—	$2,059
Retail energy charge in Northeast/Midwest	336	—	—	—	—	—	—	336
Wholesale generation revenue from ISO	—	383	367	118	180	51	13	1,112
Capacity revenue	—	—	119	82	29	10	11	251
Revenue from other wholesale contracts	—	102	8	6	12	1	2	131
Total revenue from contracts with customers	2,395	485	494	206	221	62	26	3,889
Other revenues:
Retail contract amortization	(27)	(1)	—	(2)	(6)	—	—	(36)
Hedging and other revenues	58	(233)	(161)	(29)	(121)	(34)	5	(515)
Affiliate sales	—	543	152	12	163	21	(891)	—
Total other revenues	31	309	(9)	(19)	36	(13)	(886)	(551)
Total revenues	$2,426	$794	$485	$187	$257	$49	$(860)	$3,338

Retail Energy Charges

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

Wholesale Generation Revenue from ISOs

Revenue is recognized when volumes are delivered to the ISO. Revenue is recognized over time using the output method based on kilowatt hours delivered and cash is settled within 10 days of invoicing. Vistra Energy operates as a market participant within ERCOT, PJM, NYISO, ISO-NE, MISO and CAISO and expects to continue to remain under contract with each ISO indefinitely. Wholesale generation revenues are delivered as a series of distinct services and are accounted for as a single performance obligation.

Capacity Revenue

Revenues are recognized when the performance obligation is satisfied ratably over time in accordance with the contracts as our power generation facilities stand ready to deliver power to the customer. We provide capacity to customers through participation in capacity auctions held by the ISO or through bilateral sales. Generation facilities are awarded auction volumes through the ISO auction and bilateral sales are based on executed contracts with customers.

Revenue from Other Wholesale Contracts

Other wholesale contracts include other revenue activity with the ISOs, such as ancillary services, auction revenue, neutrality revenue and revenue from nonaffiliated retail electric providers. Revenue is recognized when the service is performed. Revenue is recognized over time using the output method based on kilowatt hours delivered or other applicable measurements, and cash settles as invoiced. Vistra Energy operates as a market participant within ERCOT, PJM, NYISO, ISO-NE, MISO and CAISO and expects to continue to remain under contract with each ISO indefinitely. Other wholesale contracts are delivered as a series of distinct services and are accounted for as a single performance obligation.

Contract and Other Customer Acquisition Costs

We defer costs to acquire retail contracts and amortize these costs over the expected life of the contract. The expected life of a retail contract is calculated using historical attrition rates, which we believe to be an accurate indicator of future attrition rates. The deferred acquisition and contract cost balance as of June 30, 2018 and January 1, 2018 was $31 million and $22 million, respectively. The amortization related to these costs during the three and six months ended June 30, 2018 totaled $3 million and $6 million, respectively, recorded as a reduction to selling, general and administrative expenses, and $1 million and $2 million, respectively, recorded as operating revenues in the condensed statement of consolidated income (loss).

Practical Expedients

The vast majority of revenues are recognized under the right to invoice practical expedient, which allows us to recognize revenue in the same amount that we invoice our customers. We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue using the right to invoice practical expedient. We use the portfolio approach in evaluating similar customer contracts with similar performance obligations. Sales taxes are not included in revenue.

Performance Obligations

	Performance Obligations as of June 30, 2018
	2018	2019	2020	2021	2022	Thereafter (a)
Total capacity sold (MW)	17,829	17,429	14,826	13,619	5,947	338
Average price per kW-month	$5.66	$4.99	$4.22	$4.46	$4.76	$4.39
____________

(a)	Average of performance obligations from 2023-2027.

The table above includes future performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. Our performance obligations relate to capacity auction volumes awarded through capacity auctions held by the ISO or through bilateral sales. Therefore, an obligation exists as of the date of the results of the respective ISO capacity auction, or the contract execution date for bilateral customers. The transaction price is also set by the results of the capacity auction or executed contract.

Accounts Receivable

The following table presents trade accounts receivable relating to both contracts with customers and other activities:

June 30, 2018
Trade accounts receivable from contracts with customers — net	$1,044
Other trade accounts receivable — net	105
Total trade accounts receivable — net	$1,149

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying value of goodwill totaling $1.907 billion at both June 30, 2018 and December 31, 2017 arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to our ERCOT Retail reporting unit. Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets and liabilities are comprised of the following:

	June 30, 2018			December 31, 2017
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$1,678	$722	$956	$1,648	$572	$1,076
Software and other technology-related assets	227	76	151	183	47	136
Retail and wholesale contracts	445	126	319	154	87	67
Other identifiable intangible assets (a)	34	11	23	33	11	22
Total identifiable intangible assets subject to amortization	$2,384	$935	1,449	$2,018	$717	1,301
Retail trade names (not subject to amortization)			1,245			1,225
Mineral interests (not currently subject to amortization)			4			4
Total identifiable intangible assets			$2,698			$2,530
Identifiable Intangible Liability
Contractual service agreements	$139	$—	$139	$—	$—	$—
Purchase and sales contracts	69	21	48	49	13	36
Total identifiable intangible liabilities	$208	$21	$187	$49	$13	$36
____________

(a)	Includes mining development costs and environmental allowances and credits.

Amortization expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed statements of consolidated income (loss)) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Statements of Consolidated Income (Loss) Line	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Retail customer relationship	Depreciation and amortization	$77	$105	$150	$210
Software and other technology-related assets	Depreciation and amortization	19	9	30	17
Retail and wholesale contracts/purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	23	21	32	45
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	2	4	3	8
Total amortization expense (a)		$121	$139	$215	$280
____________

(a)
Amounts recorded in depreciation and amortization totaled $97 million and $116 million for the three months ended June 30, 2018 and 2017, respectively, and $182 million and $231 million for the six months ended June 30, 2018 and 2017, respectively.

Following is a description of the separately identifiable intangible assets and liabilities recorded in connection with the Merger (see Note 2). As part of purchase accounting, the intangible assets were adjusted based on their estimated fair value as of the Merger Date, based on observable prices or estimates of fair value using valuation models. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed.

•
Retail customer relationship – The acquired retail customer relationship intangible asset represents the estimated fair value of our non-contracted Northeast/Midwest retail customer base, including residential and business customers, and is being amortized using an accelerated method based on historical customer attrition rates and reflecting the expected pattern in which economic benefits are realized over their estimated useful life.

•
Retail trade names – Our acquired retail trade name intangible asset represents the fair value of the Homefield and Dynegy Energy Services trade names and was determined to be an indefinite-lived asset not subject to amortization. This intangible asset will be evaluated for impairment at least annually in accordance with accounting guidance related to goodwill and other indefinite-lived intangible assets.

•
Retail and wholesale contracts/purchase and sales contracts – Our acquired retail and wholesale contracts and purchase and sales contracts represent various types of customer and supplier contracts, including municipal supplier contracts, capacity contracts, gas transportation contracts, and other contracts. The contracts were identified as either assets or liabilities based on the respective fair values at the time of the Merger utilizing prevailing market prices for commodities or services compared to fixed prices contained in these agreements. The intangible assets and liabilities are being amortized in relation to the economic terms of the related contracts.

•
Contractual service agreements – Our acquired contractual service agreements represent the estimated fair value of unfavorable contract obligations with respect to long-term plant maintenance agreements and are being amortized based on the expected usage of the service agreements over the contract terms.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of June 30, 2018, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2018	$401
2019	$321
2020	$245
2021	$175
2022	$109

7.	INCOME TAXES

Income Tax Expense (Benefit)

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$31	$(34)	$(364)	$85
Income tax benefit (expense)	$74	$8	$163	$(33)
Effective tax rate	(238.7)%	23.5%	44.8%	38.8%

For the three months ended June 30, 2018, the effective tax rate of (238.7)% related to our income tax benefit was lower than the U.S. federal statutory rate of 21% due primarily to (a) Vistra Energy's expanded state tax footprint requiring a one-time remeasurement of historical Vistra Energy deferred tax balances and (b) the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized gains, partially offset by an increase in state tax expense. For the six months ended June 30, 2018, the effective tax rate of 44.8% related to our income tax benefit was higher than the U.S. federal statutory rate of 21% due primarily to Vistra Energy's expanded state tax footprint requiring a one-time remeasurement of historical Vistra Energy deferred tax balances and an increase in state tax expense.

For the three months ended June 30, 2017, the effective tax rate of 23.5% related to our income tax expense was lower than the U.S. federal statutory rate of 35% due primarily to the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized losses, offset by nondeductible TRA accretion and the Texas margin tax, net of federal benefit. For the six months ended June 30, 2017, the effective tax rate of 38.8% related to our income tax expense was higher than the U.S. federal statutory rate of 35% due primarily to nondeductible TRA accretion and the Texas margin tax, net of federal benefit, offset by the difference in the forecasted effective tax rate and the statutory tax rate applied to mark-to-market unrealized gains.

Liability for Uncertain Tax Positions

Vistra Energy and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra Energy has limited operational history and filed its first federal tax return in October 2017. Vistra Energy is not currently under audit for any period. Uncertain tax positions totaling $41 million at June 30, 2018 arose in connection with the Merger and our assessment of the assumed liabilities is not complete as discussed in Note 2. We had no uncertain tax positions at December 31, 2017.

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

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are subject to various transfer restrictions described in the TRA and are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 17).

During the three months ended June 30, 2018, we recorded an increase to the carrying value of the TRA obligation totaling approximately $46 million related to changes in the timing of estimated payments and new multistate tax impacts resulting from the Merger.

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
TRA obligation at the beginning of the period	$357	$596
Accretion expense	36	42
Changes in tax assumptions impacting timing of payments	46	—
TRA obligation at the end of the period	439	638
Less amounts due currently	(25)	(16)
Noncurrent TRA obligation at the end of the period	$414	$622

As of June 30, 2018, the estimated carrying value of the TRA obligation totaled $439 million, which represents the discounted amount of projected payments under the TRA. The primary driver of the change in the obligation for the three months ended June 30, 2018 is the Merger and the addition of estimated multistate tax benefit payments. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra Energy now operates in, its relevant tax rate and apportionment factor. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. The aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be attributable to the first 15 tax years following Emergence, and the final payment expected to be made approximately 40 years following Emergence (assuming that the TRA is not terminated earlier pursuant to its terms).

The carrying value of the obligation is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of TRA payments are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation. During the three and six months ended June 30, 2018, the Impacts of Tax Receivable Agreement on the condensed statements of consolidated income (loss) totaled expense of $64 million and $82 million, respectively, which represents an increase to the carrying value of the TRA obligation discussed above and accretion expense totaling $18 million and $36 million, respectively. During the three and six months ended June 30, 2017, the Impacts of Tax Receivable Agreement on the condensed statements of consolidated income (loss) totaled $22 million and $42 million, respectively, which represents accretion expense for the period.

9.	EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net income (loss) available for common stock — basic (a)	$108	526,332,862	$0.21	$(26)	427,587,401	$(0.06)
Dilutive securities:
Stock-based incentive compensation plan	—	7,453,962	0.01	—	—	—
Net income (loss) available for common stock — diluted	$108	533,786,824	$0.20	$(26)	427,587,401	$(0.06)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income (loss) available for common stock — basic (a)	$(198)	477,662,016	$(0.41)	$52	427,585,381	$0.12
Dilutive securities:
Stock-based incentive compensation plan	—	—	—	—	261,182	—
Net income (loss) available for common stock — diluted	$(198)	477,662,016	$(0.41)	$52	427,846,563	$0.12
____________

(a)	The minimum settlement amount of tangible equity units, or 15,056,260 shares, are considered to be outstanding and are included in the computation of basic net income (loss) per share (see Note 12).

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 8,064,657 and 1,088,670 shares in the three months ended June 30, 2018 and 2017, respectively, and 18,392,470 and 692,860 shares in the six months ended June 30, 2018 and 2017, respectively.

10.	LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	June 30, 2018	December 31, 2017
Vistra Operations Credit Facilities	$5,842	$4,311
Senior Notes:
7.375% Senior Notes, due November 1, 2022	1,750	—
5.875% Senior Notes, due June 1, 2023	500	—
7.625% Senior Notes, due November 1, 2024	1,250	—
8.034% Senior Notes, due February 2, 2024	188	—
8.000% Senior Notes, due January 15, 2025	750	—
8.125% Senior Notes, due January 30, 2026	850	—
Total Senior Notes	5,288	—
Other:
7.000% Amortizing Notes, due July 1, 2019	38	—
Forward Capacity Agreements	241	—
Equipment Financing Agreements	138	—
Mandatorily redeemable subsidiary preferred stock (a)	70	70
8.82% Building Financing due semiannually through February 11, 2022 (b)	24	27
Total other long-term debt	511	97
Unamortized debt premiums, discounts and issuance costs	322	15
Total long-term debt including amounts due currently	11,963	4,423
Less amounts due currently	(156)	(44)
Total long-term debt less amounts due currently	$11,807	$4,379
____________

(a)
Shares of mandatorily redeemable preferred stock in PrefCo issued as part of the Plan of Reorganization. This subsidiary preferred stock is accounted for as a debt instrument under relevant accounting guidance.

(b)
Obligation related to a corporate office space capital lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.

Vistra Operations Credit Facilities

At June 30, 2018, the Vistra Operations Credit Facilities consisted of up to $8.342 billion in senior secured, first lien revolving credit commitments and outstanding term loans, consisting of revolving credit commitments of up to $2.5 billion, including a $2.3 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.807 billion (Term Loan B-1 Facility), $985 million (Term Loan B-2 Facility) and $2.050 billion (Term Loan B-3 Facility, and together with the Term Loan B-1 Facility and the Term Loan B-2 Facility, the Term Loan B Facility).

These amounts reflect an amendment to the Vistra Operations Credit Facilities in June 2018 whereby we incurred $2.050 billion of borrowings under the new Term Loan B-3 Facility and obtained $1.640 billion of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $1.585 billion. The maturity date of the Revolving Credit Facility was extended from August 4, 2021 to June 14, 2023. As discussed below, the proceeds from the Term Loan B-3 Facility were used to repay borrowings under the credit agreement that Vistra Energy assumed from Dynegy in connection with the Merger. Additionally, letter of credit term loans totaling $500 million (Term Loan C Facility) were repaid using $500 million of cash from collateral accounts used to backstop letters of credit. Fees and expenses related to the amendment to the Vistra Operations Credit Facilities totaled $45 million in the three months ended June 30, 2018, of which $34 million was recorded as interest expense and other charges on the condensed statements of consolidated income (loss) and $11 million was capitalized as a reduction in the carrying amount of the debt.

The Vistra Operations Credit Facilities and related available capacity at June 30, 2018 are presented below.

		June 30, 2018
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,500	$—	$1,065
Term Loan B-1 Facility (b)	August 4, 2023	2,807	2,807	—
Term Loan B-2 Facility (b)	December 14, 2023	985	985	—
Term Loan B-3 Facility (b)	December 31, 2025	2,050	2,050	—
Total Vistra Operations Credit Facilities		$8,342	$5,842	$1,065
___________

(a)
Facility to be used for general corporate purposes. Facility includes a $2.3 billion letter of credit sub-facility, of which $1.435 billion of letters of credit were outstanding at June 30, 2018 and which reduce our available capacity.

(b)
Cash borrowings under the Term Loan B Facility reflect required scheduled quarterly payment in annual amount equal to 1% of the original principal amount with the balance paid at maturity. Principal amounts paid cannot be reborrowed.

In February and June 2018, certain pricing terms for the Vistra Operations Credit Facilities were amended. We accounted for these transactions as a modification of debt. At June 30, 2018, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-1 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.00%. Amounts borrowed under the Term Loan B-2 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.25%. Amounts borrowed under the Term Loan B-3 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.00%. At June 30, 2018, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings were 4.09%, 4.34% and 4.07% under the Term Loan B-1, B-2 and B-3 Facilities, respectively. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the Revolving Credit Facility.

Obligations under the Vistra Operations Credit Facilities are secured by a lien covering substantially all of Vistra Operations' (and its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions set forth in the Vistra Operations Credit Facilities, provided that the amount of loans outstanding under the Vistra Operations Credit Facilities that may be secured by a lien covering certain principal properties of the Company is expressly limited by the terms of the Vistra Operations Credit Facilities.

The Vistra Operations Credit Facilities also permit certain hedging agreements to be secured on a pari-passu basis with the Vistra Operations Credit Facilities in the event those hedging agreements met certain criteria set forth in the Vistra Operations Credit Facilities.

The Vistra Operations Credit Facilities provide for affirmative and negative covenants applicable to Vistra Operations (and its restricted subsidiaries), including affirmative covenants requiring it to provide financial and other information to the agents under the Vistra Operations Credit Facilities and to not change its lines of business, and negative covenants restricting Vistra Operations' (and its restricted subsidiaries') ability to incur additional indebtedness, make investments, dispose of assets, pay dividends, grant liens or take certain other actions, in each case, except as permitted in the Vistra Operations Credit Facilities. Vistra Operations' ability to borrow under the Vistra Operations Credit Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the facilities, not to exceed 4.25 to 1.00. As of June 30, 2018, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Effective January 2017, we entered into $3.0 billion notional amount of interest rate swaps to hedge a portion of our exposure to our variable rate debt. The interest rate swaps expire in July 2023. In May and June 2018, we entered into $3.0 billion notional amount of interest rate swaps that become effective in July 2023 and expire in July 2026.

In June 2018, we completed the novation of $1.959 billion of Vistra Energy (legacy Dynegy) interest rate swaps to Vistra Operations Company LLC (Vistra Operations). In June 2018, $238 million of these interest rate swaps expired. The remaining interest rate swaps expire between March 2019 and February 2024.

The interest rate swaps effectively fix the interest rates between 4.13% and 4.38% on $4.721 billion of our variable rate debt. The interest rate swaps that become effective in July 2023 and expire in July 2026 effectively fix the interest rates between 4.97% and 5.04% on $3.0 billion of our variable rate debt during the period. The interest rate swaps are secured by a first lien secured interest on a pari-passu basis with the Vistra Operations Credit Facilities.

Vistra Energy (legacy Dynegy) Credit Agreement

On the Merger Date, Vistra Energy assumed the obligations under Dynegy's $3.563 billion credit agreement consisting of a $2.018 billion senior secured term loan facility due 2024 and a $1.545 billion senior secured revolving credit facility. As of the Merger Date, there were no cash borrowings and $656 million of letters of credit outstanding under the senior secured revolving credit facility. On April 23, 2018, $70 million of the senior secured revolving credit facility matured. In June 2018, the $2.018 billion senior secured term loan facility due 2024 was repaid using proceeds from the Term Loan B-3 Facility. In addition, all letters of credit outstanding under the senior secured revolving credit facility were replaced with letters of credit under the amended Vistra Operations Credit Facilities discussed above, and the revolving credit facility assumed from Dynegy in connection with the Merger was paid off in full and terminated.

Senior Notes

On the Merger Date, Vistra Energy assumed $6.138 billion principal amount of Dynegy's senior notes. In May 2018, $850 million of outstanding 6.75% Senior Notes due 2019 were redeemed at a redemption price of 101.688% of the aggregate principal amount, plus accrued and unpaid interest to but not including the date of redemption. In June 2018, each of the Company's subsidiaries that guaranteed the Vistra Operations Credit Facilities (and did not already guarantee the senior notes) provided a guarantee on the senior notes that remained outstanding.

The senior notes are unsecured and unsubordinated obligations of Vistra Energy and are guaranteed by substantially all of its current and future wholly-owned domestic subsidiaries that from time to time are a borrower or guarantor under the agreement governing the Vistra Operations Credit Facilities (Credit Facilities Agreement) (see Note 20). The respective indentures of the senior notes limit, among other things, the ability of the Company or any of the guarantors to create liens upon any principal property to secure debt for borrowed money in excess of, among other limitations, 30% of total assets. The respective indentures of the senior notes also contain customary events of default which would permit the holders of the applicable series of senior notes to declare such notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely principal or interest payments on such notes or other indebtedness aggregating $100 million or more, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

Amortizing Notes

On the Merger Date, Vistra Energy assumed the obligations of Dynegy's senior amortizing note (Amortizing Notes) maturing on July 1, 2019. The Amortizing Notes were issued in connection with the issuance of the tangible equity units (TEUs) by Dynegy (see Note 12). Each installment payment per Amortizing Note will be paid in cash and will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 7.00%. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the indenture.

The indenture for the Amortizing Notes limits, among other things, the ability of the Company to consolidate, merge, sell, or dispose all or substantially all of its assets. If a fundamental change occurs, or if the Company elects to settle the prepaid stock purchase contracts early, then the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes at a repurchase price equal to the principal amount of the Amortizing Notes as of the repurchase date (as described in the supplemental indenture) plus accrued and unpaid interest. The indenture also contains customary events of default which would permit the holders of the Amortizing Notes to declare those Amortizing Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely installment payments on the Amortizing Notes or other material indebtedness aggregating $100 million or more, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

Forward Capacity Agreements

On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2018-2019, 2019-2020 and 2020-2021 in the amounts of $10 million, $121 million and $110 million, respectively. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as a debt issuance of $241 million with an implied interest rate of 4.90%.

Equipment Financing Agreements

On the Merger Date, the Company assumed Dynegy's Equipment Financing Agreements. Under certain of our contractual service agreements in which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency and availability of our generation units. We have financed these parts and equipment under agreements with maturities ranging from 2019 to 2026. The portion of future payments attributable to principal will be classified as cash outflows from financing activities, and the portion of future payments attributable to interest will be classified as cash outflows from operating activities in our condensed statements of consolidated cash flows.

Maturities

Long-term debt maturities at June 30, 2018 are as follows:

June 30, 2018
Remainder of 2018	$85
2019	182
2020	204
2021	130
2022	1,824
Thereafter	9,216
Unamortized premiums, discounts and debt issuance costs	322
Total long-term debt, including amounts due currently	$11,963

11.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts, including the assumed Dynegy senior notes described above, that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of June 30, 2018, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees.

Letters of Credit

At June 30, 2018, we had outstanding letters of credit under the Vistra Operations Credit Facilities totaling $1.435 billion as follows:

•
$1.221 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs;

•	$51 million to support executory contracts and insurance agreements;

•	$55 million to support our REP financial requirements with the PUCT, and

•	$108 million for other credit support requirements.

Litigation

Gas Index Pricing Litigation — We, through our subsidiaries, and other energy companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices in three states (Kansas, Missouri and Wisconsin) during the relevant time period and seek damages under the respective state antitrust statutes. Four of the cases are putative class actions and one case, Reorganized FLI (nka J.P. Morgan Trust Co., National Assn.) v. Oneok Inc., et al., is an individual action on behalf of Farmland Industries, Inc. (Farmland), with Farmland seeking full consideration damages (i.e., the full amount it paid for natural gas purchases during the relevant timeframe). The cases are consolidated in a multi-district litigation proceeding pending in the U. S. District Court for Nevada. In March 2017, the court denied the class plaintiffs' motions to certify class actions in each of the states, which decision now is on an interlocutory appeal to U.S Court of Appeals for the Ninth Circuit (Ninth Circuit Court); the appeal is fully briefed and was argued in July 2018. As for the Farmland matter, in March 2018, the Ninth Circuit Court reversed a summary judgment in favor of the defendants and it shortly will be remanded for further discovery and other pretrial proceedings. While we cannot predict the outcome of these legal proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

Advatech Dispute — In September 2016, , Illinois Power Generating Company (Genco), terminated its Second Amended and Restated Newton Flue Gas Desulfurization System Engineering, Procurement, Construction and Commissioning Services Contract dated as of December 15, 2014 with Advatech, LLC (Advatech). Advatech issued Genco its final invoice in September 2016 totaling $81 million. Genco contested the invoice in October 2016 and believes the proper amount is less than $1 million. In October 2016, Advatech initiated the dispute resolution process under the contract and filed for arbitration in March 2017. Settlement discussions required under the dispute resolution process have been unsuccessful. The arbitration hearing is scheduled for October 2018. We dispute the allegations and will defend our position vigorously. While we cannot predict the outcome of this legal proceeding, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

Wood River Rail Dispute — In November 2017, Dynegy Midwest Generation, LLC (DMG) received notification that BNSF Railway Company and Norfolk Southern Railway Company were initiating dispute resolution related to DMG's suspension of its Wood River Rail Transportation Agreement with the railroads. Settlement discussions required under the dispute resolution process have been unsuccessful. In March 2018, BNSF Railway Company and Norfolk Southern Railway Company filed a demand for arbitration. We dispute the railroads' allegations and will defend our position vigorously. While we cannot predict the outcome of this legal proceeding, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

Litigation Related to the Merger — In January 2018, a purported Dynegy stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern Division of Texas, Houston Division, alleging that Dynegy, each member of the Dynegy board of directors and Vistra Energy violated federal securities laws by filing a Form S-4 Registration Statement in connection with the Merger that omitted purportedly material information. The lawsuit sought to enjoin the Merger and to have Dynegy and Vistra Energy issue an amended Form S-4 or, alternatively, damages if the Merger closed without an amended Form S-4 having been filed. Two other related lawsuits were also filed but neither of those named Vistra Energy as a respondent. In February 2018, Vistra Energy and Dynegy filed supplemental disclosures to the Registration Statement and the plaintiffs agreed to forego any further effort to enjoin the Merger and dismiss the individual claims with prejudice, and they dismissed without prejudice claims of the putative class following the stockholder vote on March 2, 2018. These cases have been dismissed.

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas emissions from new, modified and reconstructed and existing electricity generation units, referred to as the Clean Power Plan, including rules for existing facilities that would establish state-specific emissions rate goals to reduce nationwide CO2 emissions. Various parties (including Luminant) filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) and subsequently, in January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the U.S. Supreme Court (Supreme Court) asking that the Supreme Court stay the rule while the D.C. Circuit Court reviews the legality of the rule for existing plants. In February 2016, the Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule was heard in September 2016 before the entire D.C. Circuit Court. The D.C. Circuit Court granted a renewed 60-day abeyance of the case on June 26, 2018, which will expire in August 2018.

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

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would have required significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOX) emissions from our fossil fueled generation units. After certain EPA revisions to the rule, the CSAPR became effective January 1, 2015. With respect to Texas's SO2 and annual NOX emission budgets, in November 2016, the EPA proposed to withdraw the CSAPR Federal Implementation Plan (FIP) addressing SO2 and annual NOX for Texas, and in September 2017, the EPA finalized its proposal to remove Texas from these annual CSAPR programs. The Sierra Club and the National Parks Conservation Association filed a petition for review in the D.C. Circuit Court challenging that final rule and Luminant intervened on behalf of the EPA. On April 10, 2018, the D.C. Circuit Court granted the EPA's and petitioners' motion to hold the case in abeyance pending the EPA's consideration of a pending petition for administrative reconsideration. As a result of the EPA's action, Texas electric generating units are no longer subject to the CSAPR annual SO2 and NOX limits, but remain subject to the CSAPR's ozone season NOX requirements. In October 2016, the EPA issued a CSAPR update, which revised the ozone season NOX limits for 22 eastern states, including Texas. Various parties (including Luminant) filed petitions for review in the D.C. Circuit Court. The case has been fully briefed and is scheduled for oral argument in October 2018. While we cannot predict the outcome of future proceedings related to the CSAPR, based upon our current operating plans, including the retirements of our Monticello, Big Brown and Sandow 4 plants (see Note 4), we do not believe that the CSAPR in its current form will cause any material operational, financial or compliance issues to our business or require us to incur any material compliance costs.

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

In January 2016, the EPA issued a final rule approving in part and disapproving in part Texas's SIP addressing the reasonable progress component of the Regional Haze program and issuing a FIP. The EPA's emission limits in the FIP assume additional control equipment for specific lignite/coal-fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven electricity generating units and upgrades to existing scrubbers at seven generation units. Specifically, for Luminant, the EPA's FIP is based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Under the terms of the rule, subject to the legal proceedings described in the following paragraph, the scrubber upgrades would be required by February 2019, and the new scrubbers would be required by February 2021.

In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the FIP's Texas requirements. Luminant and other parties also filed motions to stay the FIP while the court reviews the legality of the EPA's action. In July 2016, the Fifth Circuit Court denied the EPA's motion to dismiss Luminant's challenge to the FIP and granted the motions to stay filed by Luminant and the other parties pending final review of the petitions for review. The case was abated until the end of November 2016 in order to allow the parties to pursue settlement discussions. Settlement discussions were unsuccessful, and in December 2016 the EPA filed a motion seeking a voluntary remand of the rule back to the EPA for further consideration of Luminant's pending request for administrative reconsideration. In March 2017, the Fifth Circuit Court remanded the rule back to the EPA for reconsideration in light of the Court's prior determination that we and the other petitioners demonstrated a substantial likelihood that the EPA exceeded its statutory authority and acted arbitrarily and capriciously, but the Court denied all of the other pending motions. The stay of the rule (and the emission control requirements) remains in effect, and the EPA is required to file status reports of its reconsideration every 60 days. The retirements of our Monticello, Big Brown and Sandow 4 plants should have a favorable impact on this rulemaking and litigation. While we cannot predict the outcome of the rulemaking and legal proceedings, or estimate a range of reasonably possible costs, the result could have a material impact on our results of operations, liquidity or financial condition.

Regional Haze — Best Available Retrofit Technology (BART)

In September 2017, the EPA signed the final BART FIP for Texas, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule creates an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Stryker 2 and Graham 2 plants). The compliance obligations in the program will start on January 1, 2019 and the identified units will receive an annual allowance allocation that is equal to their most recent annual CSAPR SO2 allocation. Luminant's units covered by the program are allocated 91,222 allowances annually. Under the rule, a unit that is listed that does not operate for two consecutive years starting after 2018 would no longer receive allowances after the fifth year of non-operation. We believe the retirements of our Monticello, Big Brown and Sandow 4 plants will enhance our ability to comply with this BART rule for SO2. For NOX, the rule adopts the CSAPR's ozone program as BART and for particulate matter, the rule approves Texas's SIP that determines that no electric generating units are subject to BART for particulate matter. The National Parks Conservation Association, the Sierra Club and the Environmental Defense Fund filed a petition challenging the rule in the Fifth Circuit Court as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court granted a joint motion filed by the EPA and the environmental groups involved to abate the Fifth Circuit Court proceedings until the EPA has taken action on the reconsideration petition and concludes the reconsideration process. While we cannot predict the outcome of the rulemaking and legal proceedings, we believe the rule, if ultimately implemented or upheld as issued, will not have a material impact on our results of operation, liquidity or financial condition.

Affirmative Defenses During Malfunctions

In February 2013, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP that was found to be lawful by the Fifth Circuit Court in 2013. In May 2015, the EPA finalized its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In June 2015, the State of Texas and various industry parties (including Luminant) filed petitions for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Before the originally scheduled oral argument was held, in April 2017, the court granted the EPA's motion to continue oral argument and ordered that the case be held in abeyance with the EPA to provide status reports to the court on the EPA's review of the action at 90-day intervals. We cannot predict the timing or outcome of this proceeding, or estimate a range of reasonably possible costs, but implementation of the rule as finalized could have a material impact on our results of operations, liquidity or financial condition.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance in light of the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In addition, with respect to Monticello and Big Brown, the retirement of those plants should favorably impact our legal challenge to the nonattainment designations in that the nonattainment designation for Freestone County and Titus County are based solely on the Sierra Club modeling, which we dispute, of alleged SO2 emissions from Monticello and Big Brown. Regardless, considering these retirements, the nonattainment designation for those counties are no longer supported. While we cannot predict the outcome of this matter, or estimate a range of reasonably possible costs, the result could have a material impact on our results of operations, liquidity or financial condition.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electric generating facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, flue desulfurization, fly ash, bottom ash and flue gas mercury control. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG final rule issued in 2015 and administratively stayed the ELG rule's compliance date deadlines pending ongoing judicial review of the rule. The legal challenges pertaining to bottom ash transport water, flue gas desulfurization wastewater and gasification wastewater have been suspended while the EPA reconsiders the rules.

The EPA issued a final rule in September 2017 postponing the earliest compliance dates in the ELG rule for bottom ash transport water and flue-gas desulfurization wastewater by two years, from November 1, 2018 to November 1, 2020.

Given the EPA's decision to reconsider the bottom ash transport water and flue gas desulfurization wastewater provisions of the ELG rule, the rule postponing the ELG rule's earliest compliance dates for those provisions, and the intertwined relationship of the ELG rule with the Coal Combustion Residuals rule discussed below, which is also being reconsidered by the EPA, as well as pending legal challenges concerning both rules, substantial uncertainty exists regarding our projected capital expenditures for ELG compliance, including the timing of such expenditures. While we cannot predict the outcome of this matter, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

New Source Review and CAA Matters

New Source Review — Since 1999, the EPA has engaged in a nationwide enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the New Source Review (NSR) and New Source Performance Standard provisions under the CAA when the plants implemented changes. The EPA's NSR initiative focuses on whether projects performed at power plants triggered various permitting requirements, including the need to install pollution control equipment.

In August 2012, the EPA issued a Notice of Violation (NOV) alleging that projects performed in 1997, 2006 and 2007 at the Newton facility violated Prevention of Significant Deterioration (PSD), Title V permitting and other CAA requirements. The NOV remains unresolved. We believe our defenses to the allegations described in the NOV are meritorious. A decision by the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court) in 2013 held that similar PSD claims older than five years were barred by the statute of limitations. That determination is in line with the majority of other circuit court decisions that have held that PSD claims arise at the time of the projects at issue are not continuing for statute of limitations purposes. This Seventh Circuit Court decision may provide an additional defense to the allegations in the Newton facility NOV. In September 2016, the Newton Unit 2 was retired. While we cannot predict the outcome of this matter, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

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

In January 2017, the EPA dismissed its two remaining claims with prejudice and the district court entered final judgment in Luminant's favor. In March 2017, the EPA and the Sierra Club appealed the final judgment to the Fifth Circuit Court. After the parties filed their respective briefs in the Fifth Circuit Court, the appeal was argued before the Fifth Circuit Court in March 2018. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests (i) the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and (ii) injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time or retirement of the remaining plant at issue, Martin Lake, and could possibly require the payment of substantial penalties. The retirement of the Big Brown plant should have a favorable impact on this litigation. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Zimmer NOVs — In December 2014, the EPA issued an NOV alleging violation of opacity standards at the Zimmer facility. The EPA previously had issued NOVs to Zimmer in 2008 and 2010 alleging violations of the CAA, the Ohio State Implementation Plan and the station's air permits including standards applicable to opacity, sulfur dioxide, sulfuric acid mist and heat input. The NOVs remain unresolved. We are unable to predict the outcome of these matters.

Killen and Stuart NOVs — The EPA issued NOVs in December 2014 for Killen and Stuart, and in February 2017 for Stuart, alleging violations of opacity standards. In May and June 2017, we received two letters from the Sierra Club providing notice of its intent to sue various Dynegy entities and the owner and operator of the Killen and Stuart facilities, respectively, alleging violations of opacity standards under the CAA. The Dayton Power and Light Company, the operator of Killen and Stuart, is expected to act on behalf of itself and the co-owners with respect to these matters. We are unable to predict the outcome of these claims or estimate a range of costs. Both Killen and Stuart ceased operations in May 2018 as previously approved and announced by PJM.

Edwards CAA Citizen Suit — In April 2013, environmental groups filed a CAA citizen suit in the U.S. District Court for the Central District of Illinois alleging violations of opacity and particulate matter limits at our MISO segment's Edwards facility. In August 2016, the District Court granted the plaintiffs’ motion for summary judgment on certain liability issues. We filed a motion seeking interlocutory appeal of the court’s summary judgment ruling. In February 2017, the appellate court denied our motion for interlocutory appeal. The District Court has scheduled the remedy phase trial for March 2019. We dispute the allegations and will defend the case vigorously. We are unable to predict the outcome of these matters.

Ultimate resolution of any of these CAA matters could have a material adverse impact on our future financial condition, results of operations, and cash flows. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties, or could result in an order or a decision to retire these plants. While we cannot predict the outcome of these legal proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

Coal Combustion Residuals/Groundwater

On July 30, 2018, the EPA published a final rule that amends certain provisions of the Coal Combustion Residuals (CCR) rule that the agency issued in 2015. The 2018 revisions extend closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. The 2018 revisions also (1) establish groundwater protection standards for cobalt, lithium, molybdenum and lead (2) allow authorized state programs to waive groundwater monitoring requirements when there is a demonstration of no potential for contaminant migration, and (3) allow the permitting authority to issue certifications in lieu of a qualified professional engineer. The 2018 revisions will become effective on August 29, 2018, and we are currently evaluating the impact on our CCR facilities. While we cannot predict the impacts of these rule revisions (including whether and if so how the states in which we operate will utilize the authority delegated to the states through the revisions), or estimate a range of reasonably possible costs related to these revisions, the changes that result from these revisions could have a material impact on our results of operations, liquidity or financial condition.

MISO Segment — In 2012, the Illinois EPA (IEPA) issued violation notices alleging violations of groundwater standards onsite at our Baldwin and Vermilion facilities' CCR surface impoundments. In 2016, the IEPA approved our closure and post-closure care plans for the Baldwin old east, east, and west fly ash CCR surface impoundments. We are working towards implementation of those closure plans.

At our retired Vermilion facility, which is not subject to the federal CCR rule, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, with revised plans submitted in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. By letter dated January 31, 2018, Prairie Rivers Network provided 60-day notice of its intent to sue our subsidiary Dynegy Midwest Generation, LLC under the federal Clean Water Act for alleged unauthorized discharges from the surface impoundments at our Vermilion facility and alleged related violations of the facility's National Pollutant Discharge Elimination System permit. Prairie Rivers Network filed a citizen suit in May 2018, alleging violations of the Clean Water Act for alleged unauthorized discharges. We dispute the allegations and will vigorously defend our position.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility.

If remediation measures concerning groundwater are necessary at any of our coal-fired facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. At this time, in part because of the revisions to the CCR rule that the EPA published on July 30, 2018, we cannot reasonably estimate the costs, or range of costs, of groundwater remediation, if any, that ultimately may be required. CCR surface impoundment and landfill closure costs, as determined by our operations and environmental services teams, are reflected in our AROs.

MISO 2015-2016 Planning Resource Auction

In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 Planning Resource Auction (PRA) conducted by MISO. Dynegy is a named party in one of the complaints. The complainants, Public Citizen, Inc., the Illinois Attorney General and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds, and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy could have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The Independent Market Monitor for MISO (MISO IMM), which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred. The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies. We filed our Answer to these complaints and believe that we complied fully with the terms of the MISO tariff in connection with the 2015-2016 PRA, disputed the allegations, and will defend our actions vigorously. In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015 requesting prospective changes to the MISO tariff. Dynegy also responded to this complaint.

On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC's Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules, and regulations occurred before or during the PRA (the Order). The Order noted that the investigation is ongoing, and that the conversion of the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule, or regulation. Vistra Energy is participating in the investigation on behalf of Dynegy following the closing of the Merger. We believe that our conduct was proper and will defend our position vigorously, but we cannot predict the outcome of the investigation or the amount, if any, of loss that may result. While we cannot predict the outcome of this matter, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

On December 31, 2015, FERC issued an order on the complaints requiring a number of prospective changes to the MISO tariff provisions associated with calculating Initial Reference Levels and Local Clearing Requirements, effective as of the 2016-2017 PRA. The order did not address the arguments of the complainants regarding the 2015-2016 PRA, and stated that those issues remain under consideration and will be addressed in a future order.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.	EQUITY

Equity Issuances

See Note 2 for information regarding Vistra Energy common stock issued as a result of the Merger.

Share Repurchase Program

In June 2018, we announced that our board of directors had authorized a share repurchase program (Program) under which up to $500 million of our outstanding common stock may be repurchased. The Program was effective as of June 13, 2018, and we intend to implement the Program opportunistically from time to time through the end of 2019. Shares of the Company's common stock may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Securities Exchange Act of 1934, as amended, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Program will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement. Through June 30, 2018, 3,152,073 shares of our common stock had been repurchased for $75 million (including related fees and expenses) at an average price per share of common stock of $23.81. At June 30, 2018, $425 million was available for additional repurchases under the Program.

Dividends and Dividend Restrictions

Vistra Energy did not declare or pay any dividends during the six months ended June 30, 2018 and 2017. The agreement governing the Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2018, Vistra Operations can distribute approximately $10.4 billion to Vistra Energy Corp. (the Parent) under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to the Parent was partially reduced by distributions made by Vistra Operations to the Parent during the year ended December 31, 2017 of approximately $1.1 billion. In both the three and six months ended June 30, 2018, distributions totaling $2.028 billion were made by Vistra Operations to the Parent. Additionally, Vistra Operations may make distributions to the Parent in amounts sufficient for the Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of the Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2018, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to the Parent totaled approximately $8.2 billion.

Under applicable Delaware General Corporate Law, we are prohibited from paying any distribution to the extent that such distribution exceeds the value of our "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock).

Warrants

At the Merger Date, the Company entered into an agreement whereby holders of each outstanding warrant previously issued by Dynegy will be entitled to receive, upon exercise, the equity securities to which the holder would have been entitled to receive of Dynegy common stock converted into shares of Vistra Energy common stock at the Exchange Ratio. As of June 30, 2018, nine million warrants expiring in 2024 with an exercise price of $35.00 were outstanding, each of which can be redeemed for 0.652 share of Vistra Energy common stock. The warrants are recorded as equity in our condensed consolidated balance sheet.

Tangible Equity Units

At the Merger Date, the Company assumed the obligations of Dynegy's 4,600,000 7.00% tangible equity units, each with a stated amount of $100.00 and each comprised of (i) a prepaid stock purchase contract that will deliver to the holder, not later than July 1, 2019, unless earlier redeemed or settled, not more than 4.0421 shares of Vistra Energy common stock and not less than 3.2731 shares of Vistra Energy common stock per contract based upon the applicable fixed settlement rate in the contract and (ii) a senior amortizing note with an outstanding principal amount of $45 million at the Merger Date that pays an equal quarterly cash installment of $1.75 per amortizing note (see Note 10). In the aggregate, the annual quarterly cash installments will be equivalent to a 7.00% cash payment per year with respect to each $100.00 stated amount of tangible equity units.

Shareholder's Equity

The following table presents the changes to shareholder's equity for the six months ended June 30, 2018:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$4	$7,765	$(1,410)	$(17)	$—	$6,342
Stock issued in connection with the Merger	1	1,891	—	—	—	1,892
Net loss	—	—	(198)	—	—	(198)
Adoption of accounting standard (Note 1)	—	—	17	—	—	17
Treasury stock	—	(75)	—	—	—	(75)
Effects of stock-based incentive compensation plans	—	63	—	—	—	63
Tangible equity units acquired	—	369	—	—	—	369
Warrants acquired	—	2	—	—	—	2
Change in unrecognized losses related to pension and OPEB plans	—	—	—	1	—	1
Investment by noncontrolling interest	—	—	—	—	7	7
Balance at June 30, 2018	$5	$10,015	$(1,591)	$(16)	$7	$8,420
________________

(a)	Authorized shares totaled 1,800,000,000 at June 30, 2018. Outstanding shares totaled 521,214,879 and 428,398,802 at June 30, 2018 and December 31, 2017, respectively.

The following table presents the changes to shareholder's equity for the six months ended June 30, 2017:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	$4	$7,742	$(1,155)	$6	$6,597
Net income	—	—	52	—	52
Effects of stock-based incentive compensation plans	—	8	—	—	8
Other	—	—	1	—	1
Balance at June 30, 2017	$4	$7,750	$(1,102)	$6	$6,658
________________

(a)	Authorized shares totaled 1,800,000,000 at June 30, 2017. Outstanding shares totaled 427,587,401 and 427,580,232 at June 30, 2017 and December 31, 2016, respectively.

13.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

June 30, 2018
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$156	$325	$164	$48	$693
Interest rate swaps	—	149	—	—	149
Nuclear decommissioning trust – equity securities (c)	480	—	—	—	480
Nuclear decommissioning trust – debt securities (c)	—	429	—	—	429
Sub-total	$636	$903	$164	$48	1,751
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					298
Total assets					$2,049
Liabilities:
Commodity contracts	$232	$694	$386	$48	$1,360
Interest rate swaps	—	18	—	—	18
Total liabilities	$232	$712	$386	$48	$1,378

December 31, 2017
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$47	$98	$75	$2	$222
Interest rate swaps	—	18	—	8	26
Nuclear decommissioning trust – equity securities (c)	468	—	—	—	468
Nuclear decommissioning trust – debt securities (c)	—	430	—	—	430
Sub-total	$515	$546	$75	$10	1,146
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					290
Total assets					$1,436
Liabilities:
Commodity contracts	$45	$143	$128	$2	$318
Interest rate swaps	—	—	—	8	8
Total liabilities	$45	$143	$128	$10	$326
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in our condensed consolidated balance sheets. See Note 19.

(d)
The fair value amounts presented in this line are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our condensed consolidated balance sheets. Certain investments measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium, coal and emissions agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated as normal purchases or sales. Interest rate swaps are used to reduce exposure to interest rate changes by converting floating-rate interest to fixed rates. See Note 14 for further discussion regarding derivative instruments.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facility. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2018 and December 31, 2017:

June 30, 2018
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$27	$(146)	$(119)	Valuation Model	Hourly price curve shape (c)	$0 to $75/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $120/ MWh
Electricity and weather options	9	(177)	(168)	Option Pricing Model	Gas to power correlation (e)	15% to 100%
					Power volatility (e)	5% to 375%
Financial transmission rights	85	(21)	64	Market Approach (f)	Illiquid price differences between settlement points (g)	$0 to $30/ MWh
Other (h)	43	(42)	1
Total	$164	$(386)	$(222)

December 31, 2017
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$12	$(33)	$(21)	Valuation Model	Hourly price curve shape (c)	$0 to $40/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $70/ MWh
Electricity and weather options	10	(91)	(81)	Option Pricing Model	Gas to power correlation (e)	30% to 100%
					Power volatility (e)	5% to 180%
Financial transmission rights	45	(4)	41	Market Approach (f)	Illiquid price differences between settlement points (g)	$0 to $15/ MWh
Other (h)	8	—	8
Total	$75	$(128)	$(53)
____________

(a)
Electricity purchase and sales contracts include power and heat rate positions in ERCOT, PJM, NYISO, ISO-NE and MISO regions. The forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights contracts in ERCOT and financial transmission rights in PJM, NYISO, ISO-NE and MISO regions. Electricity options consist of physical electricity options and spread options.

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Primarily based on the historical range of forward average hourly ERCOT North Hub prices.

(d)	Primarily based on historical forward ERCOT power price and heat rate variability.

(e)	Based on historical forward correlation and volatility within ERCOT.

(f)	While we use the market approach, there is insufficient market data to consider the valuation liquid.

(g)	Primarily based on the historical price differences between settlement points within ERCOT hubs and load zones.

(h)	Other includes contracts for natural gas, coal options and emissions.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2018 and 2017. See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2018 and 2017.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net asset (liability) balance at beginning of period	$(224)	$107	$(53)	$83
Total unrealized valuation gains (losses)	(18)	(32)	(230)	8
Purchases, issuances and settlements (a):
Purchases	29	26	58	35
Issuances	(4)	(3)	(7)	(14)
Settlements	29	(23)	45	(42)
Transfers into Level 3 (b)	2	—	1	3
Transfers out of Level 3 (b)	1	—	1	2
Net liabilities assumed in connection with the Merger (Note 2)	(37)	—	(37)	—
Net change (c)	2	(32)	(169)	(8)
Net asset (liability) balance at end of period	$(222)	$75	$(222)	$75
Unrealized valuation gains (losses) relating to instruments held at end of period	$(17)	$(31)	$(226)	$6
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)	Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Activity excludes change in fair value in the month positions settle. Substantially all changes in value of commodity contracts (excluding net liabilities assumed in connection with the Merger) are reported as operating revenues in our condensed statements of consolidated income (loss).

14.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price and interest rate risk. See Note 13 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — We utilize natural gas and electricity derivatives to reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets. We also utilize short-term electricity, natural gas, coal, fuel oil, uranium and emission derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in our condensed statements of consolidated income (loss) in operating revenues and fuel, purchased power costs and delivery fees.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$575	$15	$8	$—	$598
Noncurrent assets	100	134	10	—	244
Current liabilities	(2)	—	(877)	(4)	(883)
Noncurrent liabilities	(28)	—	(453)	(14)	(495)
Net assets (liabilities)	$645	$149	$(1,312)	$(18)	$(536)

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$190	$—	$—	$—	$190
Noncurrent assets	30	22	2	4	58
Current liabilities	—	(4)	(216)	(4)	(224)
Noncurrent liabilities	—	—	(102)	—	(102)
Net assets (liabilities)	$220	$18	$(316)	$—	$(78)

At June 30, 2018 and December 31, 2017, there were no derivative positions accounted for as cash flow or fair value hedges. There were no amounts recognized in OCI for both the three and six months ended June 30, 2018 and 2017.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed statements of consolidated income (loss) presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity contracts (Operating revenues)	$69	$(8)	$(376)	$166
Commodity contracts (Fuel, purchased power costs and delivery fees)	13	(1)	12	(5)
Interest rate swaps (Interest expense and related charges)	22	(23)	78	(20)
Net gain (loss)	$104	$(32)	$(286)	$141

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2018				December 31, 2017
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$645	$(462)	$(1)	$182	$220	$(113)	$(1)	$106
Interest rate swaps	149	(15)	—	134	18	—	—	18
Total derivative assets	794	(477)	(1)	316	238	(113)	(1)	124
Derivative liabilities:
Commodity contracts	(1,312)	462	95	(755)	(316)	113	1	(202)
Interest rate swaps	(18)	15	—	(3)	—	—	—	—
Total derivative liabilities	(1,330)	477	95	(758)	(316)	113	1	(202)
Net amounts	$(536)	$—	$94	$(442)	$(78)	$—	$—	$(78)
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	4,214	1,259	Million MMBtu
Electricity	237,133	114,129	GWh
Financial Transmission Rights (b)	192,072	110,913	GWh
Coal	51	2	Million U.S. tons
Fuel oil	14	5	Million gallons
Uranium	75	325	Thousand pounds
Emissions	9	—	Million tons
Interest rate swaps – floating/fixed (c)	$7,721	$3,000	Million U.S. dollars
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ISOs.

(c)	Includes notional amounts of interest rate swaps with maturity dates through July 2026.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2018	December 31, 2017
Fair value of derivative contract liabilities (a)	$(862)	$(204)
Offsetting fair value under netting arrangements (b)	287	103
Cash collateral and letters of credit	262	41
Liquidity exposure	$(313)	$(60)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2018, total credit risk exposure to all counterparties related to derivative contracts totaled $1.056 billion (including associated accounts receivable). The net exposure to those counterparties totaled $464 million at June 30, 2018 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $68 million. At June 30, 2018, the credit risk exposure to the banking and financial sector represented 42% of the total credit risk exposure and 32% of the net exposure.

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

15.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT (OPEB) PLANS

Vistra Energy is the plan sponsor of the Vistra Energy Retirement Plan, which provides benefits to eligible employees of its subsidiaries. Eligible employees under the Vistra Energy Retirement Plan consist entirely of active and retired collective bargaining unit employees. Vistra Energy and our participating subsidiaries offer other postretirement benefits (OPEB) in the form of certain health care and life insurance benefits to eligible retirees and their eligible dependents.

Prior to the Merger, Dynegy provided pension and OPEB benefits to certain of its employees and retirees. At the Merger Date, Vistra Energy assumed these plans and the excess of the benefit obligations over the fair value of plan assets was recognized as a liability (see Note 2). Benefit obligations assumed totaled $539 million and the fair value of plan assets assumed totaled $459 million, and the net unfunded liability was recorded as $15 million to other noncurrent assets, $2 million to other current liabilities and $93 million to other noncurrent liabilities in the condensed consolidated balance sheets.

Components of Net Benefit Cost

For the three and six months ended June 30, 2018, net periodic benefit costs consisted of the following:

	Pension Benefits				OPEB Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$4	$1	$5	$3	$1	$1	$1	$1
Other costs	—	—	—	—	1	1	2	2
Net periodic benefit cost	$4	$1	$5	$3	$2	$2	$3	$3

16.    STOCK-BASED COMPENSATION

At the Merger Date, Dynegy stock options and equity-based awards outstanding immediately prior to the Merger Date were generally automatically converted upon completion of the Merger into stock options and equity-based awards, respectively, with respect to Vistra Energy's common stock, after giving effect to the Exchange Ratio.

Instrument Type	Dynegy Awards Prior to the Merger Date	Vistra Awards Converted at the Merger Date	Fair Value of Awards (a)
Stock Options	4,096,027	2,670,610	$10
Restricted Stock Units	5,718,148	3,056,689	61
Performance Units	1,538,133	938,721	18
Total			$89
____________

(a)
$26 million was attributable to pre-combination service and considered part of the purchase price (see Note 2). $33 million was recognized immediately as compensation expense due to accelerated vesting as a result of the Merger. $30 million will be amortized as compensation expense over the remaining service period and will be recorded in additional paid in capital in the condensed consolidated balance sheets.

17.	RELATED PARTY TRANSACTIONS

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

In December 2016, we filed a Form S-1 registration statement with the SEC to register for resale the shares of Vistra Energy common stock held by certain significant stockholders pursuant to the Registration Rights Agreement, which was declared effective by the SEC in May 2017. The registration statement was amended in March 2018. Pursuant to the Registration Rights Agreement, in June 2018, we filed a post-effective amendment to the Form S-1 registration statement on Form S-3, which was declared effective by the SEC in July 2018. Among other things, under the terms of the Registration Rights Agreement:

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three and six months ended June 30, 2018 and 2017.

Tax Receivable Agreement

On the Effective Date, Vistra Energy entered into the TRA with a transfer agent on behalf of certain former first lien creditors of TCEH. See Note 8 for discussion of the TRA.

18.	SEGMENT INFORMATION

The operations of Vistra Energy are aligned into six reportable business segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE, (v) MISO and (vi) Asset Closure. Our chief operating decision maker reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations.

The Retail segment is engaged in retail sales of electricity and related services to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy and Value Based Brands LLC in Texas, Dynegy Energy Services in Massachusetts, Ohio and Pennsylvania and Homefield Energy in Illinois. Prior to the Merger, the Retail segment was referred to as the Retail Electricity segment.

The ERCOT, PJM, NY/NE (comprising NYISO and ISO-NE) and MISO segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management, all largely within their respective ISO market. The PJM, NY/NE and MISO segments were established on the Merger Date to reflect markets served by businesses acquired in the Merger. Prior to the Merger, the ERCOT segment was referred to as the Wholesale Generation segment.

As discussed in Note 1, the Asset Closure segment was established effective January 1, 2018. The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines. Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra Energy's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have recast prior period information to reflect this change in reportable segments. We have not allocated any unrealized gains or losses on commodity risk management activities to the Asset Closure segment for the generation plants that were retired in January, February and May 2018.

Corporate and Other represents the remaining non-segment operations consisting primarily of (i) general corporate expenses, interest, taxes and other expenses related to our support functions that provide shared services to our operating segments and (ii) CAISO operations.

Except as noted in Note 1, the accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2017 Form 10-K. Our chief operating decision maker uses more than one measure to assess segment performance, including segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Certain shared services costs are allocated to the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues (a)
Retail	$1,454	$986	$2,426	$1,850
ERCOT	1,327	319	794	1,104
PJM	485	—	485	—
NY/NE	187	—	187	—
MISO	257	—	257	—
Asset Closure	21	265	49	451
Corporate and Other (b)	31	—	31	—
Eliminations	(1,188)	(274)	(891)	(752)
Consolidated operating revenues	$2,574	$1,296	$3,338	$2,653

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization
Retail	$(80)	$(108)	$(157)	$(214)
ERCOT	(108)	(54)	(173)	(107)
PJM	(125)	—	(125)	—
NY/NE	(49)	—	(49)	—
MISO	(3)	—	(3)	—
Corporate and Other (b)	(23)	(10)	(35)	(20)
Eliminations	(1)	—	—	—
Consolidated depreciation and amortization	$(389)	$(172)	$(542)	$(341)
Operating income (loss)
Retail (c)	$(303)	$176	$455	$57
ERCOT	680	(152)	(409)	149
PJM	24	—	24	—
NY/NE	(7)	—	(7)	—
MISO	31	—	31	—
Asset Closure	1	48	(22)	33
Corporate and Other (b)	(196)	(19)	(237)	(32)
Eliminations	1	—	1	—
Consolidated operating income (loss)	$231	$53	$(164)	$207
Net income (loss)
Retail (b)	$(288)	$183	$483	$70
ERCOT	679	(155)	(407)	147
PJM	23	—	23	—
NY/NE	(5)	—	(5)	—
MISO	31	—	31	—
Asset Closure	2	50	(20)	37
Corporate and Other (b)	(337)	(104)	(306)	(202)
Consolidated net income (loss)	$105	$(26)	$(201)	$52
____________

(a)	The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail	$1	$1	$13	$9
ERCOT	668	(147)	(398)	148
PJM	(10)	—	(10)	—
NY/NE	(24)	—	(24)	—
MISO	30	—	30	—
Corporate and Other (b)	1	—	1	—
Eliminations (1)	(463)	88	180	(82)
Consolidated unrealized net gains (losses) from mark-to-market valuations of commodity positions included in operating revenues	$203	$(58)	$(208)	$75
____________

(1)	Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.

(b)	Includes CAISO operations.

(c)	Retail operating loss and net loss is driven by unrealized losses from mark-to-market valuations of commodity positions included in fuel, purchased power costs and delivery fees.

	June 30, 2018	December 31, 2017
Total assets
Retail	$7,252	$6,156
ERCOT	9,018	6,834
PJM	7,932	—
NY/NE	2,619	—
MISO	500	—
Asset Closure	234	235
Corporate and Other and Eliminations	(1,085)	1,375
Consolidated total assets	$26,470	$14,600

19.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest paid/accrued	$166	$52	$216	$105
Unrealized mark-to-market net (gains) losses on interest rate swaps	(25)	15	(86)	6
Amortization of debt issuance costs, discounts and premiums	3	—	4	—
Debt extinguishment gain	—	—	—	(21)
Capitalized interest	(4)	(1)	(7)	(4)
Other	6	3	10	7
Total interest expense and related charges	$146	$69	$137	$93

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 4.16% at June 30, 2018.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other income:
Office space sublease rental income (a)	$2	$3	$4	$6
Mineral rights royalty income (b)	—	1	—	2
Sale of land (b)	—	1	1	3
Interest income	4	4	10	5
All other	1	—	3	2
Total other income	$7	$9	$18	$18
Other deductions:
Other	1	5	$3	$5
Total other deductions	$1	$5	$3	$5
____________

(a)	Reported in Corporate and Other non-segment.

(b)	Reported in ERCOT segment.

Restricted Cash

	June 30, 2018		December 31, 2017
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the Vistra Operations Credit Facilities (Note 10)	$—	$—	$—	$500
Amounts related to restructuring escrow accounts	59	—	59	—
Total restricted cash	$59	$—	$59	$500

Trade Accounts Receivable

	June 30, 2018	December 31, 2017
Wholesale and retail trade accounts receivable	$1,163	$596
Allowance for uncollectible accounts	(14)	(14)
Trade accounts receivable — net	$1,149	$582

Gross trade accounts receivable at June 30, 2018 and December 31, 2017 included unbilled retail revenues of $390 million and $251 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2018	2017
Allowance for uncollectible accounts receivable at beginning of period	$14	$10
Increase for bad debt expense	22	16
Decrease for account write-offs	(22)	(17)
Allowance for uncollectible accounts receivable at end of period	$14	$9

Inventories by Major Category

	June 30, 2018	December 31, 2017
Materials and supplies	$266	$149
Fuel stock	181	83
Natural gas in storage	18	21
Total inventories	$465	$253

Other Investments

	June 30, 2018	December 31, 2017
Nuclear plant decommissioning trust	$1,207	$1,188
Assets related to employee benefit plans (Note 15)	34	—
Land	49	49
Miscellaneous other	—	3
Total other investments	$1,290	$1,240

Investments in Unconsolidated Subsidiaries

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At June 30, 2018, our estimated investment in NELP totaled $135 million based on our preliminary purchase price allocation. Our risk of loss related to our equity method investment is limited to our investment balance (see Note 2).

For the three and six months ended June 30, 2018, equity earnings related to our investment in NELP totaled $4 million and $4 million, respectively, recorded in equity in earnings (loss) of unconsolidated investment in our condensed statements of consolidated net income (loss). For the three months ended June 30, 2018, we received distributions totaling $6 million.

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor Electric Delivery Company LLC's (Oncor) customers as a delivery fee surcharge over the life of the plant and deposited by Vistra Energy in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a regulatory asset/liability (currently a regulatory asset reported in noncurrent assets) that will ultimately be settled through changes in Oncor's delivery fees rates. A summary of investments in the fund follows:

	June 30, 2018
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$432	$6	$(9)	$429
Equity securities (c)	272	506	—	778
Total	$704	$512	$(9)	$1,207

	December 31, 2017
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$418	$14	$(2)	$430
Equity securities (c)	265	495	(2)	758
Total	$683	$509	$(4)	$1,188
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.51% and 3.55% at June 30, 2018 and December 31, 2017, respectively, and an average maturity of nine years at both June 30, 2018 and December 31, 2017.

(c)
The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI Inc. EAFE Index for non-U.S. equity investments.

Debt securities held at June 30, 2018 mature as follows: $127 million in one to five years, $107 million in five to 10 years and $195 million after 10 years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized gains	$1	$1	$1	$2
Realized losses	$(1)	$—	$(3)	$(2)
Proceeds from sales of securities	$47	$19	$93	$98
Investments in securities	$(52)	$(23)	$(103)	$(107)

Property, Plant and Equipment

At June 30, 2018 and December 31, 2017, property, plant and equipment of $14.981 billion and $4.820 billion, respectively, is stated net of accumulated depreciation and amortization of $788 million and $393 million, respectively.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite/coal fueled plant ash treatment facilities. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor.

At June 30, 2018, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.254 billion, which exceeds the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $47 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as asset retirement obligations (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the six months ended June 30, 2018:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2017	$1,233	$438	$265	$1,936
Additions:
Accretion	21	11	12	44
Adjustment for change in estimates	—	7	(43)	(36)
Obligations assumed in the Merger	—	2	417	419
Reductions:
Payments	—	(35)	(6)	(41)
Liability at June 30, 2018	1,254	423	645	2,322
Less amounts due currently	—	(110)	(61)	(171)
Noncurrent liability at June 30, 2018	$1,254	$313	$584	$2,151

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2018	December 31, 2017
Uncertain tax positions, including accrued interest	$11	$—
Other, including retirement and other employee benefits	334	220
Total other noncurrent liabilities and deferred credits	$345	$220

Fair Value of Debt

		June 30, 2018		December 31, 2017
Debt:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities (Note 10)	Level 2	$5,856	$5,796	$4,323	$4,334
Senior Notes (Note 10)	Level 2	5,632	5,598	—	—
7.000% Amortizing Notes (Note 10)	Level 2	38	39	—	—
Forward Capacity Agreements (Note 10)	Level 3	221	221	—	—
Equipment Financing Agreements (Note 10)	Level 3	120	120	—	—
Mandatorily redeemable subsidiary preferred stock (Note 10)	Level 2	70	70	70	70
Building Financing (Note 10)	Level 2	26	24	30	27

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed statements of consolidated cash flows to the amounts reported in our condensed balance sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$757	$1,487
Restricted cash included in current assets	59	59
Restricted cash included in noncurrent assets	—	500
Total cash, cash equivalents and restricted cash	$816	$2,046

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash payments related to:
Interest paid	$344	$142
Capitalized interest	(7)	(4)
Interest paid (net of capitalized interest)	$337	$138
Income taxes	$58	$43
Noncash investing and financing activities:
Construction expenditures (a)	$13	$21
Debt extinguishment gain	$—	$(21)
Vistra Energy common stock issued in the Merger (Notes 2 and 12)	$2,245	$—
____________

(a)	Represents end-of-period accruals for ongoing construction projects.

20.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior notes are guaranteed by substantially all of our wholly owned subsidiaries. The following condensed consolidating financial statements present the financial information of (i) Vistra Energy Corp. (Parent), which is the ultimate parent company and issuer of the senior notes with effect as of the Merger Date, on a stand-alone, unconsolidated basis, (ii) the guarantor subsidiaries of Vistra Energy (Guarantor Subsidiaries), (iii) the non-guarantor subsidiaries of Vistra Energy (Non-Guarantor Subsidiaries) and (iv) the eliminations necessary to arrive at the information for Vistra Energy on a consolidated basis. The Guarantor Subsidiaries consist of the wholly-owned subsidiaries, which jointly, severally, fully and unconditionally, guarantee the payment obligations under the senior notes. See Note 10 for discussion of the senior notes.

These statements should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Vistra Energy. The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements. The inclusion of Vistra Energy's subsidiaries as either Guarantor Subsidiaries or Non-Guarantor Subsidiaries in the condensed consolidating financial information is determined as of the most recent balance sheet date presented.

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$2,508	$68	$(2)	$2,574
Fuel, purchased power costs and delivery fees	—	(1,166)	(51)	1	(1,216)
Operating costs	—	(370)	(16)	—	(386)
Depreciation and amortization	—	(371)	(18)	—	(389)
Selling, general and administrative expenses	(192)	(160)	(2)	2	(352)
Operating income (loss)	(192)	441	(19)	1	231
Other income	3	5	—	(1)	7
Other deductions	—	(1)	—	—	(1)
Interest expense and related charges	(87)	(58)	(1)	—	(146)
Impacts of Tax Receivable Agreement	(64)	—	—	—	(64)
Equity in earnings of unconsolidated investment	—	4	—	—	4
Income (loss) before income taxes	(340)	391	(20)	—	31
Income tax benefit (expense)	102	(34)	6	—	74
Equity in earnings (loss) of subsidiaries, net of tax	343	(14)	—	(329)	—
Net income (loss)	$105	$343	$(14)	$(329)	$105

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended June 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$1,296	$—	$—	$1,296
Fuel, purchased power costs and delivery fees	—	(729)	—	—	(729)
Operating costs	—	(195)	—	—	(195)
Depreciation and amortization	—	(172)	—	—	(172)
Selling, general and administrative expenses	(9)	(138)	—	—	(147)
Operating income (loss)	(9)	62	—	—	53
Other income	—	9	—	—	9
Other deductions	—	(5)	—	—	(5)
Interest expense and related charges	1	(70)	—	—	(69)
Impacts of Tax Receivable Agreement	(22)	—	—	—	(22)
Income (loss) before income taxes	(30)	(4)	—	—	(34)
Income tax benefit (expense)	13	(5)	—	—	8
Equity in loss of subsidiaries, net of tax	(9)	—	—	9	—
Net income (loss)	$(26)	$(9)	$—	$9	$(26)

Condensed Statements of Consolidating Income (Loss) for the Six Months Ended June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$3,272	$68	$(2)	$3,338
Fuel, purchased power costs and delivery fees	—	(1,816)	(51)	1	(1,866)
Operating costs	—	(564)	(16)	—	(580)
Depreciation and amortization	—	(524)	(18)	—	(542)
Selling, general and administrative expenses	(226)	(288)	(2)	2	(514)
Operating income (loss)	(226)	80	(19)	1	(164)
Other income	6	12	1	(1)	18
Other deductions	—	(3)	—	—	(3)
Interest expense and related charges	(87)	(49)	(1)	—	(137)
Impacts of Tax Receivable Agreement	(82)	—	—	—	(82)
Equity in earnings of unconsolidated investment	—	4	—	—	4
Income (loss) before income taxes	(389)	44	(19)	—	(364)
Income tax benefit (expense)	117	41	5	—	163
Equity in earnings (loss) of subsidiaries, net of tax	71	(14)	—	(57)	—
Net income (loss)	$(201)	$71	$(14)	$(57)	$(201)

Condensed Statements of Consolidating Income (Loss) for the Six Months Ended June 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$2,653	$—	$—	$2,653
Fuel, purchased power costs and delivery fees	—	(1,411)	—	—	(1,411)
Operating costs	—	(409)	—	—	(409)
Depreciation and amortization	—	(341)	—	—	(341)
Selling, general and administrative expenses	(14)	(271)	—	—	(285)
Operating income (loss)	(14)	221	—	—	207
Other income	—	18	—	—	18
Other deductions	—	(5)	—	—	(5)
Interest expense and related charges	1	(94)	—	—	(93)
Impacts of Tax Receivable Agreement	(42)	—	—	—	(42)
Income (loss) before income taxes	(55)	140	—	—	85
Income tax benefit (expense)	25	(58)	—	—	(33)
Equity in earnings of subsidiaries, net of tax	82	—	—	(82)	—
Net income (loss)	$52	$82	$—	$(82)	$52

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105	$343	$(14)	$(329)	$105
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Comprehensive income (loss)	$105	$343	$(14)	$(329)	$105

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended June 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(26)	$(9)	$—	$9	$(26)
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Comprehensive income (loss)	$(26)	$(9)	$—	$9	$(26)

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Six Months Ended June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(201)	$71	$(14)	$(57)	$(201)
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	1	—	—	—	1
Total other comprehensive income	1	—	—	—	1
Comprehensive income (loss)	$(200)	$71	$(14)	$(57)	$(200)

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Six Months Ended June 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$52	$82	$—	$(82)	$52
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Comprehensive income (loss)	$52	$82	$—	$(82)	$52

Condensed Statements of Consolidating Cash Flows for the Six Months Ended June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by (used in) operating activities	$(280)	$(109)	$360	$—	$(29)
Cash flows — financing activities:
Repayments/repurchases of debt	(840)	(498)	—	—	(1,338)
Stock repurchase	(63)	—	—	—	(63)
Debt financing fee	(29)	(17)	—	—	(46)
Other, net	—	4	—	—	4
Cash provided by (used in) financing activities	(932)	(511)	—	—	(1,443)
Cash flows — investing activities:
Capital expenditures	(4)	(147)	(2)	—	(153)
Nuclear fuel purchases	—	(28)	—	—	(28)
Cash acquired in the Merger	418	27	—	—	445
Solar development expenditures	—	(21)	—	—	(21)
Proceeds from sales of nuclear decommissioning trust fund securities	—	93	—	—	93
Investments in nuclear decommissioning trust fund securities	—	(103)	—	—	(103)
Other, net	(4)	358	(345)	—	9
Cash provided by (used in) investing activities	410	179	(347)	—	242
Net change in cash, cash equivalents and restricted cash	(802)	(441)	13	—	(1,230)
Cash, cash equivalents and restricted cash — beginning balance	1,183	863	—	—	2,046
Cash, cash equivalents and restricted cash — ending balance	$381	$422	$13	$—	$816

Condensed Statements of Consolidating Cash Flows for the Six Months Ended June 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by operating activities	$111	$222	$—		$333
Cash flows — financing activities:
Repayments/repurchases of debt	—	(24)	—	—	(24)
Debt financing fee	—	(3)	—	—	(3)
Cash used in financing activities	—	(27)	—	—	(27)
Cash flows — investing activities:
Capital expenditures	—	(63)	—	—	(63)
Nuclear fuel purchases	—	(35)	—	—	(35)
Solar development expenditures	—	(96)	—	—	(96)
Proceeds from sales of nuclear decommissioning trust fund securities	—	98	—	—	98
Investments in nuclear decommissioning trust fund securities	—	(107)	—	—	(107)
Other, net	331	(322)	—	—	9
Cash used in investing activities	331	(525)	—	—	(194)
Net change in cash, cash equivalents and restricted cash	442	(330)	—	—	112
Cash, cash equivalents and restricted cash — beginning balance	26	1,562	—	—	1,588
Cash, cash equivalents and restricted cash — ending balance	$468	$1,232	$—	$—	$1,700

Condensed Consolidating Balance Sheet as of June 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$322	$422	$13	$—	$757
Restricted cash	59	—	—	—	59
Trade accounts receivable — net	8	1,142	1	(2)	1,149
Accounts receivable — affiliates	—	275	—	(275)	—
Notes due from affiliates	—	101	—	(101)	—
Income taxes receivable	11	—	—	—	11
Inventories	—	451	14	—	465
Commodity and other derivative contractual assets	—	598	—	—	598
Margin deposits related to commodity contracts	—	200	—	—	200
Prepaid expense and other current assets	—	129	6	—	135
Total current assets	400	3,318	34	(378)	3,374
Restricted cash	—	—	—	—	—
Investments	—	1,256	34	—	1,290
Investment in unconsolidated subsidiary	—	135	—	—	135
Investment in affiliated companies	13,542	354	—	(13,896)	—
Property, plant and equipment — net	10	14,332	639	—	14,981
Goodwill	—	1,907	—	—	1,907
Identifiable intangible assets — net	—	2,698	—	—	2,698
Commodity and other derivative contractual assets	—	244	—	—	244
Accumulated deferred income taxes	893	367	—	—	1,260
Other noncurrent assets	241	334	7	(1)	581
Total assets	$15,086	$24,945	$714	$(14,275)	$26,470
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently	$30	$121	$5	$—	$156
Trade accounts payable	6	778	11	—	795
Accounts payable — affiliates	274	—	2	(276)	—
Notes due to affiliates	—	—	101	(101)	—
Commodity and other derivative contractual liabilities	—	883	—	—	883
Margin deposits related to commodity contracts	—	3	—	—	3
Accrued taxes other than income	7	134	2	—	143
Accrued interest	102	6	2	(2)	108
Asset retirement obligations	—	171	—	—	171
Other current liabilities	169	216	2	—	387
Total current liabilities	588	2,312	125	(379)	2,646
Long-term debt, less amounts due currently	5,639	6,135	33	—	11,807
Commodity and other derivative contractual liabilities	—	495	—	—	495
Accumulated deferred income taxes	—	—	134	(129)	5
Tax Receivable Agreement obligation	414	—	—	—	414
Asset retirement obligations	—	2,138	13	—	2,151
Identifiable intangible liabilities — net	—	146	41	—	187
Other noncurrent liabilities and deferred credits	25	306	14	—	345
Total liabilities	6,666	11,532	360	(508)	18,050
Total equity	8,420	13,413	354	(13,767)	8,420
Total liabilities and equity	$15,086	$24,945	$714	$(14,275)	$26,470

Condensed Consolidating Balance Sheet as of December 31, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,124	$363	$—	$—	$1,487
Restricted cash	59	—	—	—	59
Trade accounts receivable — net	4	578	—	—	582
Inventories	—	253	—	—	253
Commodity and other derivative contractual assets	—	190	—	—	190
Margin deposits related to commodity contracts	—	30	—	—	30
Prepaid expense and other current assets	—	72	—	—	72
Total current assets	1,187	1,486	—	—	2,673
Restricted cash	—	500	—	—	500
Investments	—	1,240	—	—	1,240
Investment in affiliated companies	5,632	—	—	(5,632)	—
Property, plant and equipment — net	—	4,820	—	—	4,820
Goodwill	—	1,907	—	—	1,907
Identifiable intangible assets — net	—	2,530	—	—	2,530
Commodity and other derivative contractual assets	—	58	—	—	58
Accumulated deferred income taxes	5	705	—	—	710
Other noncurrent assets	6	156	—	—	162
Total assets	$6,830	$13,402	$—	$(5,632)	$14,600
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently	$—	$44	$—	$—	$44
Trade accounts payable	11	462	—	—	473
Commodity and other derivative contractual liabilities	—	224	—	—	224
Margin deposits related to commodity contracts	—	4	—	—	4
Accrued taxes	58	—	—	—	58
Accrued taxes other than income	—	136	—	—	136
Accrued interest	—	16	—	—	16
Asset retirement obligations	—	99	—	—	99
Other current liabilities	86	211	—	—	297
Total current liabilities	155	1,196	—	—	1,351
Long-term debt, less amounts due currently	—	4,379	—	—	4,379
Commodity and other derivative contractual liabilities	—	102	—	—	102
Tax Receivable Agreement obligation	333	—	—	—	333
Asset retirement obligations	—	1,837	—	—	1,837
Identifiable intangible liabilities — net	—	36	—	—	36
Other noncurrent liabilities and deferred credits	—	220	—	—	220
Total liabilities	488	7,770	—	—	8,258
Total equity	6,342	5,632	—	(5,632)	6,342
Total liabilities and equity	$6,830	$13,402	$—	$(5,632)	$14,600

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Business

Vistra Energy is a holding company operating an integrated retail and generation business in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive electricity market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity to end users.

Operating Segments

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and Asset Closure. The PJM, NY/NE and MISO segments were established on the Merger Date to reflect markets served by businesses acquired in the Merger. The Asset Closure segment was established as of January 1, 2018, and we have recast information from prior periods to reflect this change in reportable segments. See Note 18 to the Financial Statements for further information concerning reportable business segments.

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

Based on the opening price of Vistra Energy common stock on the Merger Date, the purchase price was approximately $2.3 billion. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. The preliminary values for property plant and equipment, identifiable intangible assets and liabilities, inventories, asset retirement obligations and deferred taxes represent our current best estimates of the fair value at the Merger Date. The purchase price allocation is preliminary and each of these may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. We currently expect the final purchase price allocation will be completed no later than the second quarter of 2019.

See Note 2 to the Financial Statements for a summary of the Merger transaction and business combination accounting.

Battery Energy Storage Project — In June 2018, we announced that, subject to approval by the California Public Utilities Commission (CPUC), we will enter into a 20-year resource adequacy contract with Pacific Gas and Electric Company (PG&E) to develop a 300 MW battery energy storage project at our Moss Landing Power Plant site in California. In late June 2018, PG&E filed its application with the CPUC to approve the contract, and a decision is expected within 90 days of the filing. Pending the receipt of CPUC approval, we anticipate the battery storage project will enter commercial operations by the fourth quarter of 2020.

Upton Solar Development — In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas. As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. The facility began test operations in March 2018 and commercial operations began in June 2018.

CCGT Plant Acquisition — In July 2017, La Frontera Holdings, LLC (La Frontera), an indirect wholly owned subsidiary of Vistra Energy, entered into an asset purchase agreement with Odessa-Ector Power Partners, L.P., an indirect wholly owned subsidiary of Koch Ag & Energy Solutions, LLC (the Odessa Acquisition), to acquire a 1,054 MW CCGT natural gas fueled generation plant (and other related assets and liabilities) located in Odessa, Texas (the Odessa Facility). On August 1, 2017, the Odessa Acquisition closed and La Frontera acquired the Odessa Facility. La Frontera paid an aggregate purchase price of approximately $355 million, plus a five-year earn-out provision, to acquire the Odessa Facility. The purchase price was funded by cash on hand. Subsequent to the acquisition, the earn-out provision has been accounted for as a derivative in our consolidated financial statements, and partial buybacks of the earn-out provision were settled in February and May 2018.

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

Two of our non-operated, jointly held power plants acquired in the Merger for which our proportional generation capacity was 883 MW, were retired in May 2018. These units were retired as previously scheduled.

Debt Activity — We have stated a target to reduce leverage to approximately 2.5x net debt/EBITDA by the end of 2019. The following transactions reflect our commitment to simplify the capital structure and reduce interest expense.

Amendment to Vistra Operations Credit Facilities — In June 2018, the Credit Facilities Agreement was amended. Among other things, the amendment included the following updated terms:

•
Aggregate commitments under the Revolving Credit Facility were increased from $860 million to $2.5 billion. The letter of credit sub-facility was also increased from $715 million to $2.3 billion. The maturity date of the Revolving Credit Facility was extended from August 4, 2021 to June 14, 2023. Pricing terms for the Revolving Credit Facility were reduced from LIBOR plus an applicable margin of 2.25% to LIBOR plus an applicable margin of 1.75%. Pricing terms for letters of credit issued under the Revolving Credit Facility were reduced from 2.25% to 1.75%.

•	Pricing terms for the Term Loan B-1 Facility were reduced from LIBOR plus an applicable margin of 2.50% to LIBOR plus an applicable margin of 2.00%.

•
Borrowings under the new Term Loan B-3 Facility of $2.050 billion principal amount were used to repay borrowings under the credit agreement that Vistra Energy assumed from Dynegy in connection with the Merger. Amounts borrowed under the Term Loan B-3 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.00%, and the maturity date of the facility is December 31, 2025.

•	Borrowings under the Term Loan C Facility of $500 million were repaid using $500 million of cash from collateral accounts used to backstop letters of credit.

See Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities.

Redemption of Debt — In May 2018, $850 million of outstanding 6.75% Senior Notes due 2019 were redeemed at a redemption price of 101.688% of the aggregate principal amount, plus accrued and unpaid interest to but not including the date of redemption (see Note 10).

Share Repurchase Program — In June 2018, we announced that our board of directors had authorized a share repurchase program (Program) under which up to $500 million of our outstanding common stock may be repurchased. The Program was effective as of June 13, 2018, and we intend to implement the Program opportunistically from time to time through the end of 2019. Shares of the Company's common stock may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the Securities Exchange Act of 1934, as amended, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Program will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement.

Through June 30, 2018, 3,152,073 shares of our common stock had been repurchased for $75 million (including related fees and expenses) at an average price per share of common stock of $23.81, and at June 30, 2018, $425 million was available for additional repurchases under the Program. On a cumulative basis ,through July 31, 2018, 6,392,937 shares of our common stock had been repurchased for $150 million (including related fees and expenses) at an average price per share of common stock of $23.46. At July 31, 2018, $350 million was available for additional repurchases under the Program.

Natural Gas Price and Market Heat Rate Exposure — Taking together forward wholesale, retail electricity sales and other retail customer considerations and all other hedging positions in ERCOT at June 29, 2018, we had effectively hedged an estimated 94% and 91% of the natural gas price exposure related to our overall business for 2018 and 2019, respectively. These percentages assume conversion of generation positions based on market heat rates and an estimate of natural gas generally being on the margin 70% to 90% of the time in the ERCOT market. Additionally, taking into consideration our overall heat rate exposure and related hedging positions in ERCOT at June 29, 2018, we had effectively hedged 89% and 58% of the heat rate exposure to our overall business for 2018 and 2019, respectively. Generation volumes hedged in PJM, NYISO, ISO-NE, MISO and CAISO at June 29, 2018 were as follows:

	2018	2019
PJM	78%	63%
NYISO/ISO-NE	77%	47%
MISO/CAISO	74%	57%

The following sensitivity tables provide approximate estimates of the potential impact of movements in natural gas prices and market heat rates on realized pretax earnings (in millions) taking into account the hedge positions noted in the paragraph above for the periods presented. The estimates related to price sensitivity are based on our expected generation and retail positions, related hedges and forward prices as of June 29, 2018.

	Balance 2018 (a)	2019
ERCOT:
$0.50/MMBtu increase in natural gas price (b)	$ ~25	$ ~50
$0.50/MMBtu decrease in natural gas price (b)	$ ~(20)	$ ~(30)
1.0/MMBtu/MWh increase in market heat rate (c)	$ ~30	$ ~110
1.0/MMBtu/MWh decrease in market heat rate (c)	$ ~(15)	$ ~(95)
PJM:
$0.50/MMBtu increase in natural gas price (d)	$ ~20	$ ~51
$0.50/MMBtu decrease in natural gas price (d)	$ ~(10)	$ ~(31)
1.0/MMBtu/MWh increase in market heat rate (e)	$ ~20	$ ~58
1.0/MMBtu/MWh decrease in market heat rate (e)	$ ~(12)	$ ~(44)
NYISO/ISO-NE:
$0.50/MMBtu increase in natural gas price (d)	$ ~5	$ ~42
$0.50/MMBtu decrease in natural gas price (d)	$ ~(2)	$ ~(27)
1.0/MMBtu/MWh increase in market heat rate (f)	$ ~11	$ ~48
1.0/MMBtu/MWh decrease in market heat rate (f)	$ ~(4)	$ ~(29)
MISO/CAISO:
$0.50/MMBtu increase in natural gas price (d)	$ ~29	$ ~91
$0.50/MMBtu decrease in natural gas price (d)	$ ~(15)	$ ~(56)
1.0/MMBtu/MWh increase in market heat rate (g)	$ ~17	$ ~46
1.0/MMBtu/MWh decrease in market heat rate (g)	$ ~(12)	$ ~(35)
___________

(a)	Balance of 2018 is from July 1, 2018 through December 31, 2018.

(b)	Based on Houston Ship Channel natural gas prices at June 29, 2018.

(c)	Based on ERCOT North Hub around-the-clock heat rates at June 29, 2018.

(d)	Based on NYMEX natural gas prices at June 29, 2018.

(e)	Based on AEP Dayton Hub, Northern Illinois Hub and PJM West Hub around-the-clock heat rates at June 29, 2018.

(f)	Based on Massachusetts Hub and NYISO Zone C around-the-clock heat rates at June 29, 2018.

(g)	Based on Indiana Hub and NP15 around-the-clock heat rates at June 29, 2018.

Environmental Matters — See Note 11 to Financial Statements for a discussion of greenhouse gas emissions, the Cross-State Air Pollution Rule, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2018	2017		2018	2017
Operating revenues	$2,574	$1,296	$1,278	$3,338	$2,653	$685
Fuel, purchased power costs and delivery fees	(1,216)	(729)	(487)	(1,866)	(1,411)	(455)
Operating costs	(386)	(195)	(191)	(580)	(409)	(171)
Depreciation and amortization	(389)	(172)	(217)	(542)	(341)	(201)
Selling, general and administrative expenses	(352)	(147)	(205)	(514)	(285)	(229)
Operating income (loss)	231	53	178	(164)	207	(371)
Other income	7	9	(2)	18	18	—
Other deductions	(1)	(5)	4	(3)	(5)	2
Interest expense and related charges	(146)	(69)	(77)	(137)	(93)	(44)
Impacts of Tax Receivable Agreement	(64)	(22)	(42)	(82)	(42)	(40)
Equity in earnings of unconsolidated investment	4	—	4	4	—	4
Income (loss) before income taxes	31	(34)	65	(364)	85	(449)
Income tax (expense) benefit	74	8	66	163	(33)	196
Net income (loss)	$105	$(26)	$131	$(201)	$52	$(253)

	Three Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,454	$1,327	$485	$187	$257	$21	$(1,157)	$2,574
Fuel, purchased power costs and delivery fees	(1,566)	(337)	(239)	(108)	(133)	(10)	1,177	(1,216)
Operating costs	(9)	(182)	(82)	(25)	(76)	(6)	(6)	(386)
Depreciation and amortization	(80)	(108)	(125)	(49)	(3)	—	(24)	(389)
Selling, general and administrative expenses	(102)	(20)	(15)	(12)	(14)	(4)	(185)	(352)
Operating income (loss)	(303)	680	24	(7)	31	1	(195)	231
Other income	15	8	—	—	—	1	(17)	7
Other deductions	—	(2)	—	—	—	—	1	(1)
Interest expense and related charges	—	(7)	(2)	(1)	—	—	(136)	(146)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(64)	(64)
Equity in earnings of unconsolidated investment	—	—	1	3	—	—	—	4
Income (loss) before income taxes	(288)	679	23	(5)	31	2	(411)	31
Income tax benefit	—	—	—	—	—	—	74	74
Net income (loss)	$(288)	$679	$23	$(5)	$31	$2	$(337)	$105

	Three Months Ended June 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$986	$319	$265	$(274)	$1,296
Fuel, purchased power costs and delivery fees	(596)	(245)	(161)	273	(729)
Operating costs	(3)	(140)	(52)	—	(195)
Depreciation and amortization	(108)	(54)	—	(10)	(172)
Selling, general and administrative expenses	(103)	(32)	(4)	(8)	(147)
Operating income (loss)	176	(152)	48	(19)	53
Other income	7	4	2	(4)	9
Other deductions	—	(3)	—	(2)	(5)
Interest expense and related charges	—	(4)	—	(65)	(69)
Impacts of Tax Receivable Agreement	—	—	—	(22)	(22)
Income (loss) before income taxes	183	(155)	50	(112)	(34)
Income tax benefit	—	—	—	8	8
Net income (loss)	$183	$(155)	$50	$(104)	$(26)

For the three months ended June 30, 2018, net income reflects operating results subsequent to the Merger Date and strong operating performance in our operating segments. Consolidated results increased $131 million to net income of $105 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The change in results was driven by additional operations acquired in the Merger, unrealized mark-to-market gains on commodity risk management activity, Retail segment favorable impacts of weather in ERCOT and the impact of the Comanche Peak outage in 2017, partially offset by one-time merger-related expenses including severance and transaction fees and Q1 2018 plant retirements.

Interest expense and related charges increased $77 million to $146 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and reflected a $114 million increase in interest expense incurred reflecting long-term debt assumed in the Merger, partially offset by a $40 million increase in unrealized mark-to-market gains on interest rate swaps. See Note 19 to the Financial Statements.

For the three months ended June 30, 2018, the Impacts of the Tax Receivable Agreement totaled expense of $64 million and reflected a loss due to changes in the estimated amount and timing of TRA payments totaling $46 million and accretion expense totaling $18 million. For the three months ended June 30, 2017, the Impacts of the Tax Receivable Agreement totaled expense of $22 million, which reflected accretion expense for the period. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended June 30, 2018, income tax benefit totaled $74 million and the effective tax rate was (238.7)%. For the three months ended June 30, 2017, income tax benefit totaled $8 million and the effective tax rate was 23.5%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Six Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$2,426	$794	$485	$187	$257	$49	$(860)	$3,338
Fuel, purchased power costs and delivery fees	(1,601)	(627)	(239)	(108)	(133)	(36)	878	(1,866)
Operating costs	(13)	(347)	(82)	(25)	(76)	(30)	(7)	(580)
Depreciation and amortization	(157)	(173)	(125)	(49)	(3)	—	(35)	(542)
Selling, general and administrative expenses	(200)	(56)	(15)	(12)	(14)	(5)	(212)	(514)
Operating income (loss)	455	(409)	24	(7)	31	(22)	(236)	(164)
Other income	29	20	—	—	—	2	(33)	18
Other deductions	—	(3)	—	—	—	—	—	(3)
Interest expense and related charges	(1)	(15)	(2)	(1)	—	—	(118)	(137)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(82)	(82)
Equity in earnings (loss) of unconsolidated investment	—	—	1	3	—	—	—	4
Income (loss) before income taxes	483	(407)	23	(5)	31	(20)	(469)	(364)
Income tax benefit	—	—	—	—	—	—	163	163
Net income (loss)	$483	$(407)	$23	$(5)	$31	$(20)	$(306)	$(201)

	Six Months Ended June 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,850	$1,104	$451	$(752)	$2,653
Fuel, purchased power costs and delivery fees	(1,368)	(496)	(300)	753	(1,411)
Operating costs	(7)	(293)	(109)	—	(409)
Depreciation and amortization	(214)	(107)	—	(20)	(341)
Selling, general and administrative expenses	(204)	(59)	(9)	(13)	(285)
Operating income (loss)	57	149	33	(32)	207
Other income	13	7	4	(6)	18
Other deductions	—	(4)	—	(1)	(5)
Interest expense and related charges	—	(5)	—	(88)	(93)
Impacts of Tax Receivable Agreement	—	—	—	(42)	(42)
Income (loss) before income taxes	70	147	37	(169)	85
Income tax benefit	—	—	—	(33)	(33)
Net income (loss)	$70	$147	$37	$(202)	$52

For the six months ended June 30, 2018, net loss reflects operating results subsequent to the Merger Date and strong operating performance in our operating segments despite unrealized mark-to-market losses on commodity risk management activity reflecting higher forward power prices principally driven by higher market heat rates. Consolidated results decreased $253 million to a net loss of $201 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The change in results was driven by unrealized mark-to-market losses on commodity risk management activity, one-time Merger-related expenses including severance and transaction fees and Q1 2018 plant retirements, partially offset by additional operations acquired in the Merger, Retail segment favorable impacts of weather in ERCOT and the impact of the Comanche Peak outage in 2017.

Interest expense and related charges increased $44 million to $137 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and reflected a $111 million increase in interest expense incurred reflecting long-term debt assumed in the Merger and a $21 million debt extinguishment gain recorded in 2017, partially offset by a $92 million increase in unrealized mark-to-market gains on interest rate swaps. See Note 19 to the Financial Statements.

For the six months ended June 30, 2018, the Impacts of the Tax Receivable Agreement totaled expense of $82 million and reflected a loss due to changes in the estimated amount and timing of TRA payments totaling $46 million and accretion expense totaling $36 million. For the six months ended June 30, 2017, the Impacts of the Tax Receivable Agreement totaled expense of $42 million, which reflected accretion expense for the period. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the six months ended June 30, 2018, income tax benefit totaled $163 million and the effective tax rate was 44.8%. For the six months ended June 30, 2017, income tax expense totaled $33 million and the effective tax rate was 38.8%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Discussion of Adjusted EBITDA

Non-GAAP Measures — In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including EBITDA and Adjusted EBITDA as performance measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are by definition an incomplete understanding of Vistra Energy and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

EBITDA and Adjusted EBITDA — We believe EBITDA and Adjusted EBITDA provide meaningful representations of our operating performance. We consider EBITDA as another way to measure financial performance on an ongoing basis. Adjusted EBITDA is meant to reflect the operating performance of our entire power generation fleet for the period presented. We define EBITDA as earnings (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (i) gains or losses on the sale or retirement of certain assets, (ii) the impacts of mark-to-market changes on derivatives related to our portfolio, (iii) the impact of impairment charges, (iv) certain amounts associated with fresh-start reporting, acquisitions, dispositions, transition costs or restructurings, (v) non-cash compensation expense, (vi) impacts from the Tax Receivable Agreement and (vii) other material nonrecurring or unusual items.

Because EBITDA and Adjusted EBITDA are financial measures that management uses to allocate resources, determine our ability to fund capital expenditures, assess performance against our peers, and evaluate overall financial performance, we believe they provide useful information for our investors.

When EBITDA or Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is net income (loss).

Adjusted EBITDA — Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2018	2017		2018	2017
Net income (loss)	$105	$(26)	$131	$(201)	$52	$(253)
Income tax expense (benefit)	(74)	(8)	(66)	(163)	33	(196)
Interest expense and related charges	146	69	77	137	93	44
Depreciation and amortization	409	189	220	582	389	193
EBITDA before Adjustments	586	224	362	355	567	(212)
Unrealized net (gain) loss resulting from hedging transactions	(216)	67	(283)	199	(54)	253
Fresh start/purchase accounting impacts	25	24	1	35	51	(16)
Impacts of Tax Receivable Agreement	64	22	42	82	42	40
Reorganization items and restructuring expenses	1	5	(4)	2	9	(7)
Non-cash compensation expenses	42	4	38	48	9	39
Transition and merger expenses	156	3	153	184	4	180
Other, net	—	(4)	4	(6)	(7)	1
Adjusted EBITDA	$658	$345	$313	$899	$621	$278

	Three Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$(288)	$679	$23	$(5)	$31	$2	$(337)	$105
Income tax expense (benefit)	—	—	—	—	—	—	(74)	(74)
Interest expense and related charges	—	7	2	1	—	—	136	146
Depreciation and amortization (a)	80	128	125	49	3	—	24	409
EBITDA before Adjustments	(208)	814	150	45	34	2	(251)	586
Unrealized net (gain) loss resulting from hedging transactions	462	(667)	(1)	22	(32)	—	—	(216)
Fresh start/purchase accounting impacts	15	(2)	(1)	4	8	1	—	25
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	64	64
Non-cash compensation expenses	—	—	—	—	—	—	42	42
Transition and merger expenses	—	2	1	—	3	2	148	156
Other, net	(9)	(4)	5	3	5	—	1	1
Adjusted EBITDA	$260	$143	$154	$74	$18	$5	$4	$658
____________

(a)	Includes nuclear fuel amortization of $20 million in ERCOT segment.

	Three Months Ended June 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$183	$(155)	$50	$(104)	$(26)
Income tax expense (benefit)	—	—	—	(8)	(8)
Interest expense and related charges	—	4	—	65	69
Depreciation and amortization (a)	108	71	—	10	189
EBITDA before Adjustments	291	(80)	50	(37)	224
Unrealized net (gain) loss resulting from hedging transactions	(89)	157	—	(1)	67
Fresh start accounting impacts	20	—	4	—	24
Impacts of Tax Receivable Agreement	—	—	—	22	22
Non-cash compensation expenses	—	—	—	4	4
Transition and merger expenses	1	2	—	—	3
Other, net	(4)	3	—	2	1
Adjusted EBITDA	$219	$82	$54	$(10)	$345
____________

(a)	Includes nuclear fuel amortization of $17 million in ERCOT segment.

	Six Months Ended June 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$483	$(407)	$23	$(5)	$31	$(20)	$(306)	$(201)
Income tax expense (benefit)	—	—	—	—	—	—	(163)	(163)
Interest expense and related charges	1	15	2	1	—	—	118	137
Depreciation and amortization (a)	157	213	125	49	3	—	35	582
EBITDA before Adjustments	641	(179)	150	45	34	(20)	(316)	355
Unrealized net (gain) loss resulting from hedging transactions	(193)	403	(1)	22	(32)	—	—	199
Fresh start/purchase accounting impacts	27	(4)	(1)	4	8	1	—	35
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	82	82
Non-cash compensation expenses	—	—	—	—	—	—	48	48
Transition and merger expenses	—	4	1	—	3	2	174	184
Other, net	(21)	(12)	5	3	5	—	16	(4)
Adjusted EBITDA	$454	$212	$154	$74	$18	$(17)	$4	$899
____________

(a)	Includes nuclear fuel amortization of $40 million in ERCOT segment.

	Six Months Ended June 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$70	$147	$37	$(202)	$52
Income tax expense (benefit)	—	—	—	33	33
Interest expense and related charges	—	5	—	88	93
Depreciation and amortization (a)	214	154	—	21	389
EBITDA before Adjustments	284	306	37	(60)	567
Unrealized net (gain) loss resulting from hedging transactions	73	(127)	—	—	(54)
Fresh start accounting impacts	44	(1)	8	—	51
Impacts of Tax Receivable Agreement	—	—	—	42	42
Non-cash compensation expenses	—	—	—	9	9
Transition and merger expenses	1	3	—	—	4
Other, net	(6)	4	—	4	2
Adjusted EBITDA	$396	$185	$45	$(5)	$621
____________

(a)	Includes nuclear fuel amortization of $47 million in ERCOT segment.

Adjusted EBITDA increased by $313 million to $658 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the following:

PJM, MISO and NY/NE segments acquired in the Merger	$246
Increase in ERCOT segment driven by operations acquired in the Merger and the impact of the Comanche Peak outage in 2017	61
Increase in Retail segment driven by favorable impacts of weather in ERCOT	41
Decrease in Asset Closure segment driven by retirement of facilities in first quarter of 2018, partially offset by the change in estimates for certain AROs	(49)
Corporate and Other	14
Total	$313

Adjusted EBITDA increased by $278 million to $899 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

PJM, MISO and NY/NE segments acquired in the Merger	$246
Increase in ERCOT segment driven by operations acquired in the Merger and the impact of the Comanche Peak outage in 2017, partially offset by partial Odessa earn-out buybacks	27
Increase in Retail segment driven by favorable impacts of weather in ERCOT	58
Decrease in Asset Closure segment driven by retirement of facilities in first quarter of 2018, partially offset by the change in estimates for certain AROs	(62)
Corporate and Other	9
Total	$278

Retail Segment — Three and Six Months Ended June 30, 2018 and 2017 Compared to Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues:
Revenues in ERCOT	$1,111	$964	$147	$2,059	$1,796	$263
Revenues in Northeast/Midwest	336	—	336	336	—	336
Amortization expense	(15)	(20)	5	(27)	(44)	17
Other revenues	22	42	(20)	58	98	(40)
Total operating revenues	1,454	986	468	2,426	1,850	576
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(716)	(361)	(355)	(1,061)	(669)	(392)
Unrealized net gains (losses) on hedging activities with affiliates	(463)	88	(551)	180	(82)	262
Delivery fees	(383)	(321)	(62)	(715)	(615)	(100)
Other costs	(4)	(2)	(2)	(5)	(2)	(3)
Total fuel, purchased power costs and delivery fees	(1,566)	(596)	(970)	(1,601)	(1,368)	(233)
Operating costs	(9)	(3)	(6)	(13)	(7)	(6)
Depreciation and amortization	(80)	(108)	28	(157)	(214)	57
Selling, general and administrative expenses	(102)	(103)	1	(200)	(204)	4
Operating income (loss)	(303)	176	(479)	455	57	398
Other income	15	7	8	29	13	16
Interest expense and related charges	—	—	—	(1)	—	(1)
Net income (loss)	$(288)	$183	$(471)	$483	$70	$413
Interest expense and related charges	—	—	—	1	—	1
Depreciation and amortization	80	108	(28)	157	214	(57)
EBITDA	(208)	291	(499)	641	284	357
Unrealized net gains (losses) on hedging activities	462	(89)	551	(193)	73	(266)
Fresh start/purchase accounting impacts	15	20	(5)	27	44	(17)
Transition and merger expenses	—	1	(1)	—	1	(1)
Other, net	(9)	(4)	(5)	(21)	(6)	(15)
Adjusted EBITDA	$260	$219	$41	$454	$396	$58
Sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	10,861	9,711	1,150	20,053	17,861	2,192
Sales volumes in Northeast/Midwest	6,319	—	6,319	6,319	—	6,319
Total retail electricity sales volumes	17,180	9,711	7,469	26,372	17,861	8,511
Weather (North Texas average) - percent of normal (a):
Cooling degree days	118.9%	93.0%		120.2%	101.4%
Heating degree days	181.8%	42.2%		101.0%	60.2%
____________

(a)
Weather data is obtained from Weatherbank, Inc. For the three and six months ended June 30, 2018, normal is defined as the average over the 10-year period from 2007 to 2016. For the three and six months ended June 30, 2017, normal is defined as the average over the 10-year period from 2006 to 2015.

Net income (loss) decreased by $471 million to a net loss of $288 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the following:

Unfavorable impact of unrealized net losses on hedging activities	$(551)
Favorable margins primarily due to weather in ERCOT	38
Lower depreciation and amortization expenses driven by the retail customer relationship	28
Increased intercompany interest income and decreased corporate allocated costs	6
Lower impact from fresh start and purchase accounting related to retail contracts	5
Other	3
Total	$(471)

Net income increased by $413 million to $483 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

Favorable impact of unrealized net gains on hedging activities	$266
Lower depreciation and amortization expenses driven by the retail customer relationship	57
Favorable margins primarily due to weather in ERCOT	54
Lower impact from fresh start and purchase accounting related to retail contracts	17
Increased intercompany interest income	15
Other	4
Total	$413

Adjusted EBITDA increased by $41 million to $260 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the following:

Favorable margins primarily due to weather in ERCOT	$38
Other	3
Total	$41

Adjusted EBITDA increased by $58 million to $454 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

Favorable margins primarily due to weather in ERCOT	$54
Other	4
Total	$58

ERCOT Segment — Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues:
Wholesale electricity sales	$254	$95	$159	$445	$273	$172
Sales to affiliates	405	361	44	751	669	82
Rolloff of unrealized net gains (losses) representing positions settled in the current period	131	(49)	180	167	(90)	257
Unrealized net gains (losses) from changes in fair value	102	(10)	112	(359)	156	(515)
Unrealized net gains (losses) on hedging activities with affiliates	435	(88)	523	(208)	82	(290)
Other revenues	—	10	(10)	(2)	14	(16)
Operating revenues	$1,327	$319	$1,008	794	1,104	(310)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(300)	(213)	(87)	(555)	(426)	(129)
Unrealized (gains) losses from hedging activities	(2)	(8)	6	(3)	(21)	18
Ancillary and other costs	(35)	(24)	(11)	(69)	(49)	(20)
Fuel, purchased power costs and delivery fees	(337)	(245)	(92)	(627)	(496)	(131)
Operating costs	(182)	(140)	(42)	(347)	(293)	(54)
Depreciation and amortization	(108)	(54)	(54)	(173)	(107)	(66)
Selling, general and administrative expenses	(20)	(32)	12	(56)	(59)	3
Operating income (loss)	680	(152)	832	(409)	149	(558)
Other income	8	4	4	20	7	13
Other deductions	(2)	(3)	1	(3)	(4)	1
Interest expense and related charges	(7)	(4)	(3)	(15)	(5)	(10)
Net income (loss)	$679	$(155)	$834	$(407)	$147	$(554)
Interest expense and related charges	7	4	3	15	5	10
Depreciation and amortization (including nuclear fuel amortization)	128	71	57	213	154	59
EBITDA	814	(80)	894	(179)	306	(485)
Unrealized net gains (losses) on hedging activities	(667)	157	(824)	403	(127)	530
Fresh start/purchase accounting impacts	(2)	—	(2)	(4)	(1)	(3)
Generation plant retirement expenses	—	—	—	—	(2)	2
Reorganization items and restructuring expenses	—	1	(1)	—	1	(1)
Transition and merger expenses	2	2	—	4	3	1
Other, net	(4)	2	(6)	(12)	5	(17)
Adjusted EBITDA	$143	$82	$61	$212	$185	$27
Production volumes (GWh):
Nuclear facilities	5,279	3,457	1,822	10,547	8,710	1,837
Lignite and coal facilities	6,967	6,451	516	12,403	12,164	239
Natural gas facilities	8,030	3,952	4,078	14,421	7,470	6,951
Solar facilities	134	—	134	134	—	134

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Capacity factors:
Nuclear facilities	105.1%	68.8%		105.6%	87.2%
Lignite and coal facilities	71.8%	76.7%		68.8%	72.7%
CCGT facilities	47.2%	59.5%		55.9%	56.9%
Market pricing:
Average ERCOT North power price ($/MWh)	$27.76	$24.05	$3.71	$26.59	$22.63	$3.96

Net income increased by $834 million to $679 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the following:

Favorable impact of unrealized net gains on hedging activities	$824
Operating results driven by operations acquired in the Merger	24
Impact related to Comanche Peak outage in second quarter of 2017	28
Lower selling, general and administrative expenses	12
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Increased depreciation driven by facilities acquired in the Merger	(54)
Partial buyback of the Odessa earn-out provision in 2018 (a)	(10)
Other	5
Total	$834
____________

(a)	Represents cash paid net of inception date fair value and excludes the operating income effects of the repurchased generation length.

Results decreased by $554 million to a net loss of $407 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

Unfavorable impact of unrealized net losses on hedging activities	$(530)
Increased depreciation driven by facilities acquired in the Merger	(66)
Partial buybacks of the Odessa earn-out provision in 2018 (a)	(31)
Impact related to Comanche Peak outage in second quarter of 2017	28
Operating results driven by operations acquired in the Merger	24
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Other	16
Total	$(554)
____________

(a)	Represents cash paid net of inception date fair value and excludes the operating income effects of the repurchased generation length.

Adjusted EBITDA increased by $61 million to $143 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the following:

Operating results driven by operations acquired in the Merger	$24
Lower selling, general and administrative expenses	12
Impact related to Comanche Peak outage in second quarter of 2017	28
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Partial buybacks of the Odessa earn-out provision in 2018	(10)
Other	2
Total	$61

Adjusted EBITDA increased by $27 million to $212 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the following:

Operating results driven by operations acquired in the Merger	$24
Impact related to Comanche Peak outage in second quarter of 2017	28
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Partial buybacks of the Odessa earn-out provision in 2018	(31)
Other	1
Total	$27

PJM Segment — Three and Six Months Ended June 30, 2018

Three and Six Months Ended June 30, 2018
Operating revenues:
Energy	$207
Capacity	119
Unrealized net gains on hedging activities	6
Sales to affiliates	168
Unrealized net losses on hedging activities with affiliates	(16)
Other revenues	1
Operating revenues	485
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(243)
Fuel for generation facilities and purchased power costs from affiliates	(6)
Unrealized gains from hedging activities	11
Other costs	(1)
Fuel, purchased power costs and delivery fees	(239)
Operating costs	(82)
Depreciation and amortization	(125)
Selling, general and administrative expenses	(15)
Operating income	24
Interest expense and related charges	(2)
Equity in earnings of unconsolidated investment	1
Net income	$23
Interest expense and related charges	2
Depreciation and amortization	125
EBITDA	150
Unrealized net gains on hedging activities	(1)
Purchase accounting adjustments	(1)
Transition and merger expenses	1
Other, net	5
Adjusted EBITDA	$154
Production volumes (GWh)	11,250
Capacity factors:
CCGT facilities	65.0%
Coal facilities	48.7%
Weather - percent of normal (a):
Cooling degree days	125.8%
Heating degree days	112.0%

Three and Six Months Ended June 30, 2018
Average Market On-Peak Power Prices ($/MWh) (b):
PJM West	$39.81
AD Hub	$40.04
Average natural gas price - TetcoM3 ($/MMBtu) (c)	$2.40
____________
(a) Reflects cooling degree days or heating degree days for the PJM Region based on Weather Services International (WSI) data for second quarter of 2018 only.
(b) Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized for second quarter of 2018 only.
(c) Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us for second quarter of 2018 only.

Net income totaled $23 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 11,250 GWh of production	$126
Capacity revenue	119
Depreciation and amortization	(125)
Operating costs	(82)
Selling, general and administrative expenses	(15)
Unrealized net gains on hedging activities	1
Other	(1)
Total	$23

Adjusted EBITDA totaled $154 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 11,250 GWh of production	$126
Capacity revenue, net of capacity expense	119
Operating costs	(82)
Selling, general and administrative expenses	(15)
Equity income from unconsolidated investment and other	6
Total	$154

NY/NE Segment — Three and Six Months Ended June 30, 2018

Three and Six Months Ended June 30, 2018
Operating revenues:
Energy	$116
Capacity	82
Unrealized net losses on hedging activities	(20)
Sales to affiliates	16
Unrealized net losses on hedging activities with affiliates	(4)
Other revenues	(3)
Operating revenues	187
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(107)
Fuel for generation facilities and purchased power costs from affiliates	(2)
Unrealized gains from hedging activities	2
Other costs	(1)
Fuel, purchased power costs and delivery fees	(108)
Operating costs	(25)
Depreciation and amortization	(49)
Selling, general and administrative expenses	(12)
Operating loss	(7)
Interest expense and related charges	(1)
Equity in earnings of unconsolidated investment	3
Net loss	$(5)
Interest expense and related charges	1
Depreciation and amortization	49
EBITDA	45
Unrealized net gains (losses) on hedging activities	22
Purchase accounting adjustments	4
Other, net	3
Adjusted EBITDA	$74
Production volumes (GWh)	3,765
Capacity Factor for CCGT Facilities	40.0%
Weather - percent of normal (a):
Cooling degree days	103.0%
Heating degree days	114.3%
Average Market On-Peak Power Prices ($/MWh) (b):
New York - Zone C	$31.03
Mass Hub	$36.15
Average natural gas price - Algonquin Citygates ($/MMBtu) (c)	$3.31
____________
(a) Reflects cooling degree days or heating degree days for the ISO-NE Region based on WSI data for second quarter of 2018 only.
(b) Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized for second quarter of 2018 only.
(c) Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us for second quarter of 2018 only.

Net loss totaled $5 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Capacity revenue	$82
Generation revenue net of fuel on 3,765 GWh of production	19
Depreciation and amortization	(49)
Operating costs	(25)
Unrealized net losses on hedging activities	(22)
Selling, general and administrative expenses	(12)
Other	2
Total	(5)

Adjusted EBITDA totaled $74 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Capacity revenue	$82
Generation revenue net of fuel on 3,765 GWh of production	19
Operating costs	(25)
Other	(2)
Total	$74

MISO Segment — Three and Six Months Ended June 30, 2018

Three and Six Months Ended June 30, 2018
Operating revenues:
Energy	$81
Capacity	29
Unrealized net losses on hedging activities	(18)
Sales to affiliates	115
Unrealized net gains on hedging activities with affiliates	48
Other revenues	2
Operating revenues	257
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(134)
Unrealized gains from hedging activities	2
Other costs	(1)
Fuel, purchased power costs and delivery fees	(133)
Operating costs	(76)
Depreciation and amortization	(3)
Selling, general and administrative expenses	(14)
Operating income	31
Interest expense and related charges	—
Net income	$31
Depreciation and amortization	3
EBITDA	34
Unrealized net gains on hedging activities	(32)
Purchase accounting adjustments	8
Transition and merger expenses	3
Other, net	5
Adjusted EBITDA	$18
Production volumes (GWh)	6,340
Capacity Factor for Coal Facilities	60.6%
Weather - percent of normal (a):
Cooling degree days	167.8%
Heating degree days	109.0%
____________
(a) Reflects cooling degree days or heating degree days for the MISO Region based on WSI data for second quarter of 2018 only.

Net income totaled $31 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 6,340 GWh of production	$63
Capacity revenue	29
Unrealized net gains on hedging activities	32
Operating costs	(76)
Selling, general and administrative expenses	(14)
Depreciation and amortization	(3)
Total	31

Adjusted EBITDA totaled $18 million in both the three and six months ended June 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 6,340 GWh of production	$63
Capacity revenue	29
Operating costs	(76)
Other	2
Total	$18

Asset Closure Segment — Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues	$21	$265	$(244)	$49	$451	$(402)
Fuel, purchased power costs and delivery fees	(10)	(161)	151	(36)	(300)	264
Operating costs	(6)	(52)	46	(30)	(109)	79
Depreciation and amortization	—	—	—	—	—	—
Selling, general and administrative expenses	(4)	(4)	—	(5)	(9)	4
Operating income (loss)	1	48	(47)	(22)	33	(55)
Other income	1	2	(1)	2	4	(2)
Net income (loss)	$2	$50	$(48)	$(20)	$37	$(57)
Fresh start accounting impacts	1	4	(3)	1	8	(7)
Transition and merger expenses	2	—	2	2	—	2
Adjusted EBITDA	$5	$54	$(49)	$(17)	$45	$(62)
Production volumes (GWh)	445	6,708	(6,263)	1,515	11,568	(10,053)

Results for the Asset Closure segment reflect the retirement of the Stuart and Killen plants in May 2018 (acquired in the Merger) and the retirement of the Monticello, Sandow and Big Brown plants in January and February 2018 (see Note 4 to the Financial Statements) and corresponding 93% and 87% decreases in volume in the three and six months ended June 30, 2018, respectively. Operating costs for the three and six months ended June 30, 2018 included ongoing costs associated with closing these plants as well as a favorable adjustment to the estimated asset retirement obligation of $21 million.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2018 and 2017. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $199 million in unrealized net losses for the six months ended June 30, 2018 and $54 million in unrealized net gains for the six months ended June 30, 2017 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2018	2017
Commodity contract net asset (liability) at beginning of period	$(96)	$64
Settlements/termination of positions (a)	165	(107)
Changes in fair value of positions in the portfolio (b)	(364)	161
Acquired commodity contracts in Merger (c)	(452)	—
Other activity (d)	80	(12)
Commodity contract net asset (liability) at end of period	$(667)	$106
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The six months ended June 30, 2018 and 2017 includes reversal of $17 million and $49 million, respectively, of previously recorded unrealized gains related to Vistra Energy beginning balances. The six months ended June 30, 2018 also includes reversal of $23 million of previously recorded unrealized losses related to commodity contracts acquired in the Merger. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

(c)	Includes fair value of commodity contracts acquired at the Merger Date (see Note 2 to the Financial Statements).

(d)
Represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions on the CME.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2018, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2018
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(56)	$(19)	$(1)	$—	$(76)
Prices provided by other external sources	(175)	(194)	—	—	(369)
Prices based on models	(45)	(150)	(26)	(1)	(222)
Total	$(276)	$(363)	$(27)	$(1)	$(667)

FINANCIAL CONDITION

Cash Flows

Six Months Ended June 30, 2018 Compared to Six Months ended June 30, 2017 — Cash used in operating activities totaled $29 million in the six months ended June 30, 2018 compared to cash provided by operating activities of $333 million in the six months ended June 30, 2017. The unfavorable change of $362 million was primarily driven by an increase in cash used for margin deposits related to derivative contracts. In addition, interest paid increased due to the assumption of long-term debt obligations in the Merger.

Depreciation and amortization expense reported as a reconciling adjustment in the statements of condensed consolidated cash flows exceeds the amount reported in the statements of condensed consolidated income (loss) by $77 million and $96 million for the six months ended June 30, 2018 and 2017, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statements of consolidated income (loss) consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other statements of condensed consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $1.443 billion and $27 million in the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in financing activities was driven by the amendment to the Vistra Operations Credit Facilities, including the repayment of $500 million of borrowings under the Term Loan C Facility (see Note 10 to the Financial Statements). In addition, cash used in financing activities in 2018 reflected the redemption of $850 million principal amount of outstanding 6.75% Senior Notes in May 2018 (see Note 10 to the Financial Statements) and $63 million of cash paid for share repurchases in June 2018 (see Note 12 to the Financial Statements).

Cash provided by investing activities totaled $242 million in the six months ended June 30, 2018 compared to cash used in investing activities of $194 million in the six months ended June 30, 2017, respectively. Cash provided by investing activities in 2018 reflected $445 million of cash acquired in the Merger. Capital expenditures (including nuclear fuel purchases) totaled $181 million and $98 million in the six months ended June 30, 2018 and 2017, respectively.

Debt Activity

See Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents (a)	$757	$1,487	$(730)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,065	834	231
Vistra Operations Credit Facilities — Term Loan C Facility (b)	—	7	(7)
Total available liquidity	$1,822	$2,328	$(506)
___________

(a)	Cash and cash equivalents excludes $500 million of restricted cash held for letter of credit support at December 31, 2017 (see Note 19 to the Financial Statements).

(b)
The Term Loan C Facility was used for issuing letters of credit for general corporate purposes. Borrowings totaling $500 million under this facility were held in collateral accounts at December 31, 2017, and were reported as restricted cash in our condensed consolidated balance sheets. In June 2018, the Vistra Operations Credit Facilities were amended, and the Term Loan C Facility was repaid using $500 million of cash from the collateral accounts used to backstop letters of credit.

The decrease in available liquidity to $1.822 billion in the six months ended June 30, 2018 was primarily driven by the redemption of $850 million principal amount of outstanding 6.75% Senior Notes in May 2018, decreased available cash from operations reflecting an increase in cash used for margin deposits and $63 million in cash paid for share repurchases in June 2018, partially offset by cash acquired in the Merger and increased available capacity under the Revolving Credit Facility.

Based upon our current internal financial forecasts, we believe that we will have sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Capital Expenditures

Estimated capital expenditures and nuclear fuel purchases for 2018 are expected to total approximately $500 million and include:

•	$323 million for investments in generation and mining facilities:

•	$118 million for nuclear fuel purchases, and

•	$59 million for information technology and other corporate investments.

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

At June 30, 2018, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$200 million in cash has been posted with counterparties as compared to $30 million posted at December 31, 2017;

•	$3 million in cash has been received from counterparties as compared to $4 million received at December 31, 2017;

•	$1.221 billion in letters of credit have been posted with counterparties as compared to $390 million posted at December 31, 2017, and

•	$11 million in letters of credit have been received from counterparties as compared to $3 million received at December 31, 2017.

Income Tax Payments

In the next twelve months, we do not expect to make federal income tax payments due to Vistra Energy's forecasted taxable loss position in 2018. We expect to make state income tax payments of approximately $22 million and TRA payments of approximately $25 million in the next twelve months. There were $58 million and $43 million of income tax payments for the six months ended June 30, 2018 and 2017, respectively.

Capitalization

Our capitalization ratios consisted of 58% and 41% long-term debt (less amounts due currently) and 42% and 59% shareholders' equity at June 30, 2018 and December 31, 2017, respectively. Total borrowings under the Vistra Energy Operations Facilities and other long-term debt to capitalization was 59% and 41% at June 30, 2018 and December 31, 2017, respectively.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio not exceed 4.25 to 1.00. As of June 30, 2018, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2018, Vistra Energy has posted letters of credit in the amount of $55 million with the PUCT, which is subject to adjustments.

The ISOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs. Under these rules, Vistra Energy has posted collateral support, in the form of letters of credit, totaling $255 million at June 30, 2018 (which is subject to daily adjustments based on settlement activity with the ISO).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $5.8 billion at June 30, 2018) under such facilities.

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

Each of Vistra Energy's indentures for each series of senior notes and the TEUs, respectively, contain a cross default provision. A default by Vistra Energy, as issuer of each series of senior notes and the TEUs, respectively, in respect of certain specified indebtedness in an aggregate amount in excess of $100 million may result in a cross default under the respective indentures of the senior notes and TEUs. Such a default would allow the trustee or noteholders holding at least 25% in principal amount of the respective series of senior notes or TEUs that are outstanding (each such series treated as a separate class) to accelerate the maturity of such portion of the principal amount of all securities of such series of senior notes or TEUs, respectively.

Additionally, we enter into energy-related physical and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which may vary by contract.

Contractual Obligations and Commitments

The following table summarizes the amounts and related maturities of our contractual cash obligations at June 30, 2018. See Notes 10 and 11 to the Financial Statements for additional disclosures regarding debts and noncancellable purchase obligations.

	Less Than One Year (a)	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal, including capital leases (b)	$85	$386	$1,954	$9,216	$11,641
Debt – interest	339	1,344	1,310	940	3,933
Operating leases	11	32	21	151	215
Obligations under commodity purchase and services agreements (c)	1,011	1,158	448	868	3,485
Total contractual cash obligations	$1,446	$2,920	$3,733	$11,175	$19,274
___________

(a)	Represents the period from July 1 through December 31, 2018.

(b)
Includes $5.842 billion of borrowings under the Vistra Operations Credit Facilities, $5.288 billion principal amount of senior notes and $511 million principal amount of other long-term debt, including mandatorily redeemable preferred stock and capital leases. Excludes unamortized premiums, discounts and debt costs.

(c)
Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear related outsourcing and other purchase commitments. Amounts presented for variable priced contracts reflect the June 29, 2018 price for all periods except where contractual price adjustment or index-based prices are specified.

The following are not included in the table above:

•	contractual service agreement obligations with respect to long-term plant maintenance agreements;

•	asset retirement obligations (see Note 19 to the Financial Statements);

•	the TRA obligation (see Note 8 to the Financial Statements);

•	arrangements between affiliated entities and intercompany debt (see Note 17 to the Financial Statements);

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

Market risk is the risk that in the normal course of business we may experience a loss in value due to changes in market conditions that affect economic factors such as commodity prices, interest rates and counterparty credit. Our exposure to market risk is affected by a several factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to hedge debt costs, as well as exchange-traded, over-the-counter contracts and other contractual arrangements to hedge commodity prices.

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

Monte Carlo simulations and parametric processes are used to calculate VaR and are considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. The use of these methods require a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e., the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data. The table below details a VaR measure related to various portfolios of contracts.

VaR for Underlying Generation Assets and Energy-Related Contracts — This measurement estimates the potential loss in value, due to changes in market conditions, of all underlying generation assets and contracts, based on a 95% confidence level and an assumed holding period of 60 days for a forward period through December 2019.

	Three Months Ended June 30, 2018	Year Ended December 31, 2017
Month-end average VaR:	$143	$92
Month-end high VaR:	$205	$140
Month-end low VaR:	$65	$62

The increase in the month-end high VaR risk measure in 2018 reflected operations acquired in the Merger and increased power price volatility.

Interest Rate Risk

At June 30, 2018, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $11 million, taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.152 billion at June 30, 2018.

At June 30, 2018, Retail segment credit exposure totaled $834 million, including $800 million of trade accounts receivable and $34 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $41 million, resulting in a net exposure of $793 million. We believe the risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At June 30, 2018, aggregate ERCOT, PJM, NY/NE and MISO segments credit exposure totaled $318 million including $135 million related to derivative assets and $183 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net ERCOT, PJM, NY/NE and MISO segments exposure was $303 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at June 30, 2018. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$284	$5	$279
Below investment grade or no rating	34	10	24
Totals	$318	$15	$303

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $176 million, or 58%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

At June 30, 2018, interest rate swap exposure in the Corporate and Other non-segment totaled $135 million. There are no collateral offsets. The counterparty credit rating is investment grade.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "may," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion under Part II, Item 1A. Risk Factors and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q and the following important factors, among others, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements:

•	the actions and decisions of regulatory authorities;

•	prohibitions and other restrictions on our operations due to the terms of our agreements;

•
prevailing governmental policies and regulatory actions, including those of the legislatures and other government actions of states in which we operate, the U.S. Congress, the FERC, the NERC, the Texas Reliability Entity, Inc., the public utility commissions of states in which we operate, CAISO, ERCOT, ISO-NE, MISO, NYISO, PJM, the RCT, the NRC, the EPA, the environmental regulatory bodies of states in which we operate, the U.S. Mine Safety and Health Administration and the U.S. Commodity Futures Trading Commission, with respect to, among other things:

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

•
expectations regarding, or impacts of, environmental matters, including costs of compliance, availability and adequacy of emission credits, and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion byproducts, and other laws and regulations that we are, or could become, subject to, which could increase our costs, result in an impairment of our assets, cause us to limit or terminate the operation of certain of our facilities, or otherwise have a negative financial effect;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, fuel oil and other refined products;

•	sufficiency of, access to, and costs associated with coal, fuel oil, and natural gas inventories and transportation and storage thereof;

•	changes in the ability of vendors to provide or deliver commodities as needed;

•
beliefs and assumptions about the benefits of state- or federal-based subsidies to our market competition, and the corresponding impacts on us, including if such subsidies are disproportionately available to our competitors;

•	the effects of, our changes to, the power and capacity procurement processes in the markets in which we operate;

•	changes in market heat rates in the CAISO, ERCOT, ISO-NE, MISO, NYISO and PJM electricity markets;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT, MISO and PJM;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM and performance incentives in ISO-NE;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in U.S. and international credit markets;

•	access to capital, the attractiveness of the cost and other terms of such capital and the success of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to maintain prudent financial leverage;

•	our ability to generate sufficient cash flow to make principal and interest payments in respect of, or refinance, our debt obligations;

•
our ability to implement our growth strategy, including the completion and integration of mergers, acquisitions and/or joint venture activity and identification and completion of sales and divestitures activity;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	counterparties' collateral demands and other factors affecting our liquidity position and financial condition;

•	changes in technology (including large scale electricity storage) used by and services offered by us;

•	changes in electricity transmission that allow additional power generation to compete with our generation assets;

•	our ability to attract and retain qualified employees;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•
changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and other postretirement employee benefits, and future funding requirements related thereto, including joint and several liability exposure under ERISA;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	the impact of our obligations under the TRA;

•	our ability to optimize our assets through targeted investment in cost-effective technology enhancements and operations performance initiatives;

•	our ability to effectively and efficiently plan, prepare for and execute expected asset retirements and reclamation obligations and the impacts thereof;

•	our ability to successfully integrate the businesses of Vistra Energy and Dynegy and our ability to successfully capture any projected synergies relating to the Merger, and

•	actions by credit rating agencies.

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

INDUSTRY AND MARKET INFORMATION

Certain industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by CAISO, ERCOT, ISO-NE, MISO, NYISO, PJM, the environmental regulatory bodies of states in which we operate and NYMEX. We did not commission any of these publications, reports or other sources. Some data is also based on good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. Industry publications, reports and other sources generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies, publications, reports and other sources is reliable, we have not independently investigated or verified the information contained or referred to therein and make no representation as to the accuracy or completeness of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and we do not know what assumptions were used in preparing such forecasts. Statements regarding industry and market data and other statistical information used throughout this report involve risks and uncertainties and are subject to change based on various factors.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. On the Merger Date, Dynegy merged with and into Vistra Energy. The evaluation considered that Vistra Energy is currently in the process of integrating certain processes, technology and operations of the combined company and will continue to evaluate the impact of any related changes to the internal control over financial reporting. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than the changes resulting from the Merger, there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

As a result of the Merger with Dynegy, which closed on April 9, 2018, below is a series of risk factors related to the Merger, Dynegy and the ongoing business operations of the combined company that amends and restates in full the risk factors discussed in Part I, Item 1A. Risk Factors in our 2017 Form 10-K. The risks described below are not the only risks facing the Company. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

The majority of our facilities operate as "merchant" facilities without long-term power sales agreements. As a result, we largely sell electric energy, capacity and ancillary services into the wholesale energy spot market or into other wholesale and retail power markets on a short-term basis and are not guaranteed any rate of return on our capital investments. Consequently, there can be no assurance that we will be able to sell any or all of the electric energy, capacity or ancillary services from those facilities at commercially attractive rates or that our facilities will be able to operate profitably. We depend, in large part, upon prevailing market prices for power, capacity and fuel. Given the volatility of commodity power prices, to the extent we do not secure long-term power sales agreements for the output of our power generation facilities, our revenues and profitability will be subject to volatility, and our financial condition, results of operations and cash flows could be materially adversely affected.

Some of the fuel for our generation facilities is purchased under short-term contracts. Fuel costs (including diesel, natural gas, lignite, coal and nuclear fuel) may be volatile, and the wholesale price for electricity may not change at the same rate as changes in fuel costs. In addition, we purchase and sell natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting obligations. Further, any changes in the costs of coal, fuel oil, natural gas or transportation rates and changes in the relationship between such costs and the market prices of power will affect our financial results. If we are unable to procure fuel for physical delivery at prices we consider favorable, our financial condition, results of operations and cash flows could be materially adversely affected.

Volatility in market prices for fuel and electricity may result from, among other factors:

•	volatility in commodity prices and the supply of commodities, including but not limited to natural gas, coal and oil;

•	volatility in market heat rates;

•	volatility in coal and rail transportation prices;

•	fuel transportation capacity constraints or inefficiencies;

•	volatility in nuclear fuel and related enrichment and conversion services;

•	severe or unexpected weather conditions, including drought and limitations on access to water;

•	seasonality;

•	changes in electricity and fuel usage resulting from conservation efforts, changes in technology or other factors;

•	illiquidity in the wholesale electricity or other commodity markets;

•	transmission or transportation disruptions, constraints, inoperability or inefficiencies, or other changes in power transmission infrastructure;

•	development and availability of new fuels, new technologies and new forms of competition for the production and storage of power, including competitively priced alternative energy sources or storage;

•	changes in market structure and liquidity;

•	changes in the manner in which we operate our facilities, including curtailed operation due to market pricing, environmental regulations and legislation, safety or other factors;

•	changes in generation efficiency;

•	outages or otherwise reduced output from our generation facilities or those of our competitors;

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

We recently announced the retirement of our Monticello, Sandow 4, Sandow 5, Big Brown, Killen and Stuart units. A sustained decrease in the financial results from, or the value of, our generation units ultimately could result in the retirement or idling of certain other generation units. In recent years, we have operated certain of our lignite- and coal-fueled generation assets only during parts of the year that have higher electricity demand and, therefore, higher related wholesale electricity prices.

Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

Our hedging activities do not fully protect us against the risks associated with changes in commodity prices, most notably electricity and natural gas prices, because of the expected useful life of our generation assets and the size of our position relative to the duration of available markets for various hedging activities. Generally, commodity markets that we participate in to hedge our exposure to electricity prices and heat rates have limited liquidity after two to three years. Further, our ability to hedge our revenues by utilizing cross-commodity hedging strategies with natural gas hedging instruments is generally limited to a duration of four to five years. To the extent we have unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact our results of operations, cash flows, liquidity and financial condition, either favorably or unfavorably.

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

With the tightening of credit markets that began in 2008 and the expansion of regulatory oversight through various financial reforms, there has been a decline in the number of market participants in the wholesale energy commodities markets, resulting in less liquidity. Notably, participation by financial institutions and other intermediaries (including investment banks) in such markets has declined. Extended declines in market liquidity could adversely affect our ability to hedge our financial exposure to desired levels.

To the extent we engage in hedging and risk management activities, we are exposed to the credit risk that counterparties that owe us money, energy or other commodities as a result of these activities will not perform their obligations to us. Should the counterparties to these arrangements fail to perform, we could be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. Additionally, our counterparties may seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the Bankruptcy Code. Our credit risk may be exacerbated to the extent collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our financial condition, results of operations and cash flows. In such event, we could incur losses or forgo expected gains in addition to amounts, if any, already paid to the counterparties. Market participants in the Regional Transmission Organizations (RTOs) and ISOs in which we operate are also exposed to risks that another market participant may default on its obligations to pay such RTO or ISO for electricity or services taken, in which case such costs, to the extent not offset by posted security and other protections available to such RTO or ISO, may be allocated to various non-defaulting market participants in such RTO or ISO, including us.

Competition in wholesale and retail power markets, together with subsidized generation, may have a material adverse effect on our financial condition, results of operations and cash flows.

Our power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, other energy service companies and financial institutions in the sale of electric energy, capacity and ancillary services, as well as in the procurement of fuel, transmission and transportation services. Moreover, aggregate demand for power may be met by generation capacity based on several competing technologies, as well as power generating facilities fueled by alternative or renewable energy sources, including hydroelectric power, synthetic fuels, solar, wind, wood, geothermal, waste heat and solid waste sources. Regulatory initiatives designed to enhance and/or subsidize renewable generation increases competition from these types of facilities.

We also compete against other energy merchants on the basis of our relative operating skills, financial position and access to credit sources. Electric energy customers, wholesale energy suppliers and transporters often seek financial guarantees, credit support such as letters of credit and other assurances that their energy contracts will be satisfied. Companies with which we compete may have greater resources or experience in these areas. Over time, some of our plants may become unable to compete because of subsidized generation, including public utility commission supported power purchase agreements, and the construction of new plants. Such new plants could have a number of advantages including: more efficient equipment, newer technology that could result in fewer emissions or more advantageous locations on the electric transmission system. Additionally, these competitors may be able to respond more quickly to new laws and regulations because of the newer technology utilized in their facilities or the additional resources derived from owning more efficient facilities.

Other factors may contribute to increased competition in wholesale power markets. New forms of capital and competitors have entered the industry, including financial investors who perceive that asset values are at levels below their true replacement value. As a result, a number of generation facilities in the U.S. are now owned by lenders and investment companies. Furthermore, mergers and asset reallocations in the industry could create powerful new competitors. Under any scenario, we anticipate that we will face competition from numerous companies in the industry.

In addition, our retail marketing efforts compete for customers in a competitive environment, which impacts the margins that we can earn on the volumes we are able to serve. Further, with retail competition, residential customers where we serve load can switch to and from competitive electric generation suppliers for their energy needs. If fewer customers switch to another supplier than anticipated, the load we must serve will be greater and, if market prices have increased, our costs will increase due to the need to go to the market to cover the incremental supply obligation. If more customers switch to another supplier than anticipated, the load we must serve will be lower and, if market prices have decreased, we could lose opportunities in the market. To the extent that competition increases, our financial condition, results of operations and cash flows may be materially adversely affected.

Certain of our competitors may receive federal- and state-based subsidies that could materially adversely affect our financial condition, results of operations and cash flows.

Certain federal and state entities in jurisdictions in which we operate have either enacted or are considering regulations or legislation to subsidize otherwise uneconomic plants, and attempt to incent the development of new renewable resources as well as increase energy efficiency investments. In addition, in December 2015, federal renewable energy tax credits, including the wind power production tax credit and solar investment tax credits, were extended as part of the Consolidated Appropriations Act of 2016. At this time, the direct impact on the organized power markets is a change in the generation supply stack created by the continued operation of subsidized resources that would retire absent the subsidies. The net combined impact of existing subsidy programs on us is uncertain at this time. Continued growth of energy subsidies could have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations and financial condition could be materially and adversely affected if energy market participants continue to construct additional generation facilities (i.e., new-build) or expand or enhance existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices.

Given the overall attractiveness of certain of the markets in which we operate and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities (i.e., new-build) or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in an over-supply of electricity that causes a reduction in wholesale power prices.

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

•	conditions and economic weakness in the U.S. power markets;

•	regulatory developments;

•	changes in interest rates;

•	a deterioration, or perceived deterioration, of our creditworthiness, enterprise value or financial or operating results;

•	a reduction in Vistra Energy's or its applicable subsidiaries' credit ratings;

•	our level of indebtedness and compliance with covenants in our debt agreements;

•	a deterioration of the creditworthiness or bankruptcy of one or more lenders or counterparties under our credit facilities that affects the ability of such lender(s) to make loans to us;

•	security or collateral requirements;

•	general credit availability from banks or other lenders for us and our industry peers;

•	investor confidence in the industry and in us and the wholesale electricity markets in which we operate;

•	volatility in commodity prices that increases credit requirements;

•	a material breakdown in our risk management procedures;

•	the occurrence of changes in our businesses;

•	disruptions, constraints, or inefficiencies in the continued reliable operation of our generation facilities, and

•	changes in or the operation of provisions of tax and regulatory laws.

In addition, we currently maintain non-investment grade credit ratings. As a result, we may not be able to access capital on terms (financial or otherwise) as favorable as companies that maintain investment-grade credit ratings or we may be unable to access capital at all at times when the credit markets tighten. In addition, our non-investment grade credit ratings may result in counterparties requesting collateral support (including cash or letters of credit) in order to enter into transactions with us.

A downgrade in long-term debt ratings generally causes borrowing costs to increase and the potential pool of investors to shrink and could trigger liquidity demands pursuant to contractual arrangements. Future transactions by Vistra Energy or any of its subsidiaries, including the issuance of additional debt, could result in a temporary or permanent downgrade in our credit ratings.

Our indebtedness could adversely affect our ability in the future to raise additional capital to fund our operations. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy, or our industry as well as impact our cash available for distribution.

In connection with the Merger, we assumed all of Dynegy's outstanding indebtedness. As of June 30, 2018, we had approximately $11.8 billion of total indebtedness and approximately $11.0 billion of indebtedness net of cash. Our debt could have negative consequences for our financial condition including:

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to enter into long-term power sales or fuel purchases which require credit support;

•	limiting our ability to fund operations or future acquisitions;

•
restricting our ability to make certain distributions with respect to our capital stock and the ability of our subsidiaries to make certain distributions to us, in light of restricted payment and other financial covenants in our credit facilities and other financing agreements;

•	inhibiting the growth of our stock price;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•
limiting our ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

We may not be successful in obtaining additional capital for these or other reasons. Furthermore, we may be unable to refinance or replace our existing indebtedness on favorable terms or at all upon the expiration or termination thereof. Our failure to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may not be able to integrate our business with Dynegy's business successfully and realize the anticipated synergies and other expected benefits of the Merger on the anticipated timeframe or at all, and we may incur significant expenses in connection with the integration efforts.

We recently completed the Merger of Vistra Energy and Dynegy. We expect to benefit from certain cost savings and operating efficiencies, some of which will take time to realize. We have been, and will continue to be, required to devote significant management attention and resources to the integration of our and Dynegy's business practices and operations. The potential difficulties the combined company may encounter in the integration process include the following:

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

In addition, we expect to incur significant expenses in connection with the integration of the Company and Dynegy. There are a large number of processes, policies, procedures, operations, technologies and systems at each company that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, commercial operations, risk management, marketing and employee benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

The allocation of the purchase price to the value amounts recognized for the assets acquired and liabilities assumed related to the Merger with Dynegy as of the Merger Date is preliminary in nature and could differ materially from our initial purchase price allocation.

Based on the opening price of our common stock on the Merger Date, the preliminary purchase price of Dynegy in the Merger was approximately $2.3 billion. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. The preliminary purchase price allocation represents our current best estimates for property plant and equipment, identifiable intangible assets and liabilities, inventories, asset retirement obligations and deferred taxes and each of these may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. We currently expect the final purchase price allocation will be completed no later than the second quarter of 2019.

We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our growth strategy, we have pursued acquisitions, including the Merger with Dynegy, and may continue to do so. Our ability to continue to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and access to capital. Any expense incurred in completing acquisitions or entering into joint ventures, the time it takes to integrate an acquisition or our failure to integrate acquired businesses successfully could result in unanticipated expenses and losses. Furthermore, we may not be able to fully realize the anticipated benefits from any future acquisitions or joint ventures we may pursue. In addition, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and expenses and may require significant financial resources that would otherwise be available for the execution of our business strategy.

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

In evaluating our business and the strategic fit of our various assets, we may determine to sell one or more of such assets. Despite a decision to divest an asset, we may encounter difficulty in finding a buyer willing to purchase the asset at an acceptable price and on acceptable terms and in a timely manner. In addition, a prospective buyer may have difficulty obtaining financing. Divestitures could involve additional risks, including:

•	difficulties in the separation of operations and personnel;

•	the need to provide significant ongoing post-closing transition support to a buyer;

•	management's attention may be temporarily diverted;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the obligation to indemnify or reimburse a buyer for certain past liabilities of a divested asset;

•	the disruption of our business, and

•	potential loss of key employees.

We may not be successful in managing these or any other significant risks that we may encounter in divesting any asset, which could adversely affect our results of operations and financial condition.

If our goodwill, intangible assets, or long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have significant goodwill, intangible assets and long-lived assets recorded on our balance sheet. In accordance with U.S. GAAP, goodwill and non-amortizing intangible assets are required to be tested for impairment at least annually. Additionally, we review goodwill, our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Factors that may be considered include a decline in future cash flows, slower growth rates in the energy industry, and a sustained decrease in the price of our common stock.

We performed our annual goodwill assessment and determined that no impairment was required. However, further goodwill impairment testing will be performed in future periods and may result in an impairment loss, which could be material.

Issuances or acquisitions of our common stock, or sales or dispositions of our common stock by stockholders, that result in an ownership change as defined in Internal Revenue Code (IRC) §382 could further limit our ability to use our federal net operating losses or alternative minimum tax credits to offset our future taxable income.

If an "ownership change," as defined in Section 382 of the IRC (IRC §382) occurs, the amount of NOLs and AMT credits that could be used in any one year following such ownership change could be substantially limited. In general, an "ownership change" would occur when there is a greater than 50 percentage point increase in ownership of a company's stock by stockholders, each of which owns (or is deemed to own under IRC §382) 5 percent or more of such company's stock. Given IRC §382's broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. Vistra Energy acquired NOLs and AMT credits from its merger with Dynegy, however, Vistra Energy's use of such attributes is limited under IRC §382 because the merger constituted an "ownership change" with respect to Dynegy. If there is an "ownership change" with respect to Vistra Energy (including by the normal trading activity of greater than 5% shareholders), the utilization of all NOLs and AMT credits existing at that time would be subject to additional annual limitations based upon a formula provided under IRC §382 that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change.

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

On the Effective Date, we entered into the TRA with American Stock Transfer & Trust Company, LLC, as the transfer agent. Pursuant to the TRA, we issued beneficial interests in the rights to receive payments under the TRA (TRA Rights) to the first lien creditors of our Predecessor to be held in escrow for the benefit of the first lien creditors of our Predecessor entitled to receive such TRA Rights under the Plan of Reorganization. Our financial statements reflect a liability of $439 million as of June 30, 2018 related to these future payment obligations (see Note 8 to the Financial Statements). This amount is based on certain assumptions as described more fully in the notes to the financial statements and the actual payments made under the TRA could be materially different than this estimate.

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

Our businesses are subject to numerous state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act (CAA), the Energy Policy Act of 2005 and the Dodd-Frank Wall Street Reform and Consumer Protection Act), changing governmental policy and regulatory actions (including those of the FERC, the NERC, the RCT, the MSHA, the EPA, the NRC, CFTC, state public utility commissions and state environmental regulatory agencies), and the rules, guidelines and protocols of ERCOT, CAISO, ISO-NE, MISO, NYISO and PJM with respect to various matters, including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, development, operation and reclamation of lignite mines, recovery of costs and investments, decommissioning costs, market behavior rules, present or prospective wholesale and retail competition and environmental matters. We, along with other market participants, are subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA. Changes in, revisions to, or reinterpretations of, existing laws and regulations may have a material adverse effect on us.

Dynegy's legacy business operates in a number of states and markets outside of our historical operations. As a result of the Merger, we became subject to the regulatory requirements of such markets, including CAISO, ISO-NE, MISO, NYISO and PJM. Because we have historically not been subject to the regulations of such markets, we may incur additional expenses to learn such regulations and ensure that our operations are operating in compliance with such regulations.

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

We are subject to extensive environmental regulation by governmental authorities, including the EPA and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on us.

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at our lignite, coal and/or natural gas-fueled generation facilities will satisfy the requirements under any future EPA or state environmental regulations. Some of the recent regulatory actions and proposed actions, such as the EPA's Regional Haze Federal Implementation Plans (FIP) for reasonable progress and best available retrofit technology (BART), could require us to install significant additional control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments if the rules take effect as proposed or finalized. These costs could have a material adverse effect on us.

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

There is a concern nationally and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress has considered and debated, and President Obama's administration previously discussed, several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. In October 2015, the EPA finalized regulations under the CAA to limit CO2emissions from existing generating units, referred to as the Clean Power Plan. If implemented as finalized, the Clean Power Plan would require the closure of a significant number of coal-fueled electric generating units nationwide and in Texas. The Clean Power Plan is currently stayed pending the conclusion of legal challenges on the rule. In October 2017, the EPA proposed the repeal of the Clean Power Plan. In addition, a number of federal court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change, if the Clean Power Plan is implemented as finalized or if we are subject to lawsuits for alleged damage to persons or property resulting from GHG emissions.

Our business may be affected by changes in market structure and state or federal interference in the competitive wholesale marketplace.

Our generation and competitive retail businesses rely on a competitive wholesale marketplace. The competitive wholesale marketplace may be undermined by changes in market structure and out-of-market subsidies provided by federal or state entities, including bailouts of uneconomic plants, imports of power from Canada, renewable mandates or subsidies, as well as out-of-market payments to new generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to premature retirement of existing facilities, including those owned by us. If these measures continue, capacity and energy prices may be suppressed, and we may not be successful in its efforts to insulate the competitive market from this interference.

The integration of the Capacity Performance product into the PJM market and the Pay-for-Performance mechanism in ISO-NE could lead to substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Both ISO-NE and PJM operate a pay-for-performance model where capacity payments are modified based on real-time generator performance. Capacity market prices are sensitive to design parameters, as well as additions of new capacity. We may experience substantial changes in capacity income and non-performance penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We currently own and operate, or are in the process of reclamation, through Luminant 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. The RCT, which exercises broad authority to regulate reclamation activity, reviews on an ongoing basis whether Luminant is compliant with RCT rules and regulations and whether it has met all of the requirements of its mining permits. Any new rules and regulations adopted by the RCT or the Department of Interior Office of Surface Mining, which also regulates mining activity nationwide, or any changes in the interpretation of existing rules and regulations, could result in higher compliance costs or otherwise adversely affect our financial condition or cause a revocation of a mining permit. Any revocation of a mining permit would mean that Luminant would no longer be allowed to mine lignite at the applicable mine to serve its generation facilities. In addition, Luminant's mining reclamation obligations are secured by a first lien on its assets which is pari passu with the Vistra Operations Credit Facilities, but which would be paid first, up to $975 million, upon any liquidation of Vistra Operations' assets. The RCT could, at any time, require that Luminant's mining reclamation obligations be secured by cash or letters of credit in lieu of such first lien. Any failure to provide any such cash or letter of credit collateral could result in Luminant no longer being able to mine lignite. Any such event could have a material adverse effect on us.

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

Our retail businesses are subject to changing state rules and regulations that could have a material impact on the profitability of our business.

The competitiveness of our retail businesses partially depends on state regulatory policies that establish the structure, rules, terms and conditions on which services are offered to retail customers. These state policies, which can include controls on the retail rates our retail businesses can charge, the imposition of additional costs on sales, restrictions on our ability to obtain new customers through various marketing channels and disclosure requirements, which can affect the competitiveness of our retail businesses. Additionally, state or federal imposition of net metering or RPS programs can make it more or less expensive for retail customers to supplement or replace their reliance on grid power. Our retail businesses have limited ability to influence development of these policies, and its business model may be more or less effective, depending on changes to the regulatory environment.

The REP certification of our retail operation is subject to review of the public utility commissions in the states in which we operate.

The public utility commissions and/or the attorney generals of the various jurisdictions in which the Retail segment operates may at any time initiate an investigation into whether our retail operations comply with certain commission rules or state laws and whether we have met the requirements for REP certification, including financial requirements. Any removal or revocation of a REP certification would mean that we would no longer be allowed to provide electricity service to retail customers in the applicable jurisdiction. Such decertification could have a material adverse effect on us. Moreover, any capital or other expenditures that we are required to undertake in order to achieve or maintain any such compliance could also have a material adverse effect on us.

Operational Risks

Our retail operations are subject to significant competition from other REPs, which could result in a loss of existing customers and the inability to attract new customers.

We operate in a very competitive retail market and, as a result, our retail operation faces significant competition for customers. We believe our TXU EnergyTM, Homefield Energy and Dynegy Energy Services brands are viewed favorably in the retail electricity markets in which we operate, but despite our commitment to providing superior customer service and innovative products, customer sentiment toward our brands, including by comparison to our competitors' brands, depends on certain factors beyond our control. For example, competitor REPs may offer different products, lower electricity prices and other incentives, which, despite our long-standing relationship with many customers, may attract customers away from us. If we are unable to successfully compete with competitors in the retail market it is possible our retail customer counts could decline, which could have a material adverse effect on us.

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

With the exception of Electric Energy, Inc. (EEI), which we acquired in the Merger and which owns and controls transmission lines interconnecting our Joppa facility in EEI’s control to MISO, Tennessee Valley Authority and Louisville Gas and Electric Company, our retail operations depend on transmission and distribution facilities owned and operated by unaffiliated utilities to deliver the electricity that we sell to our customers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be hindered and we may have to forgo sales or buy more expensive wholesale electricity than is available in the capacity-constrained area, or, with respect to capacity performance in PJM and performance incentives in ISO-NE, we may be subject to significant penalties. For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where we have a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower operating margins. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact customer satisfaction with our service. Any of the foregoing could have a material adverse effect on us.

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

Any prolonged unavailability of the Comanche Peak Facility could have a material adverse effect on our results of operation, cash flows, financial position and reputation. The following are among the more significant related risks:

•
Operational Risk - Operations at any generation facility could degrade to the point where the facility would have to be shut down. If such degradations were to occur at the Comanche Peak Facility, the process of identifying and correcting the causes of the operational downgrade to return the facility to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Furthermore, a shut-down or failure at any other nuclear generation facility could cause regulators to require a shut-down or reduced availability at the Comanche Peak Facility.

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, as to which no assurance can be given, the NRC operating licenses for the two licensed operating units at the Comanche Peak Facility will expire in 2030 and 2033, respectively. Changes in regulations by the NRC, as well as any extension of our operating licenses, could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk - Although the safety record of the Comanche Peak Facility and other nuclear generation facilities generally has been very good, accidents and other unforeseen problems have occurred both in the U.S. and elsewhere. The consequences of an accident can be severe and include loss of life, injury, lasting negative health impacts and property damage. Any accident, or perceived accident, could result in significant liabilities and damage our reputation. Any such resulting liability from a nuclear accident could exceed our resources, including insurance coverage, and could ultimately result in the suspension or termination of power generation from the Comanche Peak Facility.

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

Operation of power generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on Vistra Energy's revenues and results of operations, and Vistra Energy may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.

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

Supplies of water are important for our generation facilities. Water in certain of the states in which we operate is limited and various parties have made conflicting claims regarding the right to access and use such limited supplies of water. In addition, in the recent past certain areas in which we operate, including Texas, have experienced sustained drought conditions that illustrate the effect such conditions may have on the water supply for certain of our generation facilities if adequate rain does not fall in the watersheds that supply our electric generating units. If we are unable to access sufficient supplies of water, it could prevent, restrict or increase the cost of operations at certain of our generation facilities, which could have a material adverse effect on us.

Changes in technology or increased electricity conservation efforts may reduce the value of our generation facilities and may otherwise have a material adverse effect on us.

Technological advances have improved, and are likely to continue to improve, for existing and alternative methods to produce and store power, including gas turbines, wind turbines, fuel cells, micro turbines, photovoltaic (solar) cells, batteries and concentrated solar thermal devices, along with improvements in traditional technologies. Such technological advances have reduced, and are expected to continue to reduce, the costs of power production or storage to a level that will enable these technologies to compete effectively with traditional generation facilities. Consequently, the value of our more traditional generation assets could be significantly reduced as a result of these competitive advances, which could have a material adverse effect on us. In addition, changes in technology have altered, and are expected to continue to alter, the channels through which retail customers buy electricity (i.e., self-generation or distributed-generation facilities). To the extent self-generation facilities become a more cost-effective option for customers, our financial condition, operating cash flows and results of operations could be materially and adversely affected.

Technological advances in demand-side management and increased conservation efforts have resulted, and are expected to continue to result, in a decrease in electricity demand. A significant decrease in electricity demand as a result of such efforts would significantly reduce the value of our generation assets. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce power consumption. Effective power conservation by our customers could result in reduced electricity demand or significantly slow the growth in such demand. Any such reduction in demand could have a material adverse effect on us. Furthermore, we may incur increased capital expenditures if we are required to increase investment in conservation measures.

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

As of June 30, 2018, we had approximately 2,096 employees covered by collective bargaining agreements, of which 970 are subject to collective bargaining agreements entered into by Dynegy and assumed by us in the Merger. The initial term of the legacy Vistra Energy collective bargaining agreements expired on March 31, 2017, but they all remain effective pursuant to evergreen provisions unless and until terminated on prior notice by either party. We are currently negotiating a new collective bargaining agreement with one of our local unions, while new agreements with our two other local unions have been ratified, but not yet executed. In the event that our union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, we would be responsible for procuring replacement labor or we could experience reduced power generation or outages. Our ability to procure such labor is uncertain. Strikes, work stoppages or the inability to negotiate current or future collective bargaining agreements on favorable terms or at all could have a material adverse effect on us.

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

The three largest groups of stockholders of Vistra Energy-affiliates of Apollo Management Holdings L.P. (collectively, the Apollo Entities), affiliates of Brookfield Asset Management Private Institutional Capital Adviser (Canada), L.P. (collectively, the Brookfield Entities), and affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Entities, and together with the Apollo Entities and the Brookfield Entities, the Principal Stockholders), all of which were first lien creditors of our Predecessor prior to Emergence. Large holders such as the Principal Stockholders may be able to affect matters requiring approval by holders of our common stock, including the election of directors and the approval of any strategic transactions, including the Merger. Furthermore, pursuant to the terms of stockholders' agreements entered into with each of the Brookfield Entities and the Apollo Entities, each such Principal Stockholder is entitled to designate one director to serve on the Board as a Class III director for so long as it beneficially owns, in the aggregate, at least 22,500,000 shares of our common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (b)
June 1 - June 30 (a)	3,152,073	$23.81	3,152,073	$425,000,000
For the quarter ended June 30, 2018	3,152,073	$23.81	3,152,073	$425,000,000
____________

(a)	The Program was effective as of June 13, 2018.

(b)
On a cumulative basis through July 31, 2018, 6,392,937 shares of our common stock had been repurchased for $150 million (including related fees and expenses) at an average price per share of common stock of $23.46, and at July 31, 2018, $350 million was available for additional repurchases under the Program.

In June 2018, we announced that our board of directors had authorized a share repurchase program (the Program) under which up to $500 million of our outstanding common stock may be repurchased. The Program was effective as of June 13, 2018, and we intend to implement the Program opportunistically from time to time through the end of 2019. Shares of the Company’s stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Program will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2(a)	001-38086 Form 8-K (filed October 31, 2017)	2.1	—	Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy Corp. and Dynegy Inc.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	2022 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(b)	001-33443 Form 8-K (filed on April7, 2015)	4.11	—	First Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(c)	001-33443 Form 8-K (filed on April 7, 2015)	4.12	—	Second Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(d)	001-33443 Form 8-K (filed on April 8, 2015)	4.17	—	Third Supplemental Indenture to the 2022 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(e)	001-33443 Form10-Q(Quarter ended June 30, 2015) (filed on August 7, 2015)	4.2	—	Fourth Supplemental Indenture to the 2022 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(f)	001-33443 Form 10-Q (Quarter ended September 30, 2015)(filed on November 5, 2015)	4.2	—	Fifth Supplemental Indenture to the 2022 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4(g)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.24	—	Sixth Supplemental Indenture to the 2022 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(h)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.25	—	Seventh Supplemental Indenture to the 2022 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(i)	001-38086 Form 8-K (filed on April 9, 2018)	4.19	—	Eighth Supplemental Indenture to the 2022 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(j)	001-38086 Form 8-K (filed on June 15, 2018)	4.1	—	Ninth Supplemental Indenture to the 2022 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(k)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	Form of 7.375% Senior Note due 2022

4(l)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	2023 Notes Indenture, dated May 20, 2013, among Dynegy, the Subsidiary Guarantors and the Trustee

4(m)	001-33443 Form 10-K (Year ended December 31, 2013) (filed on February 27, 2014)	4.3	—	First Supplemental Indenture to the 2023 Notes Indenture, dated as of December 5, 2014, among Dynegy, the Subsidiary Guarantors and the Trustee

4(n)	001-33443 Form 8-K (filed on April 7, 2015)	4.20	—	Second Supplemental Indenture to the 2023 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(o)	001-33443 Form 8-K (filed on April 8, 2015)	4.28	—	Third Supplemental Indenture to the 2023 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(p)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.4	—	Fourth Supplemental Indenture to the 2023 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(q)	001-33443 Form 10-Q (Quarter ended September 30, 2015) (filed on November 5, 2015)	4.4	—	Fifth Supplemental Indenture to the 2023 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(r)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.7	—	Sixth Supplemental Indenture to the 2023 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(s)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.8	—	Seventh Supplemental Indenture to the 2023 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(t)	001-38086 Form 8-K (filed on April 9, 2018)	4.29	—	Eighth Supplemental Indenture to the 2023 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit

4(u)	001-38086 Form 8-K (filed on June 15, 2018)	4.2	—	Ninth Supplemental Indenture to the 2023 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(v)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	Form of 5.875% Senior Note due 2023

4(w)	001-33443 Form 8-K (filed on October 30, 2014)	4.9	—	2024 7.625% Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(x)	001-33443 Form 8-K (filed on April 7, 2015)	4.14	—	First Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(y)	001-33443 Form 8-K (filed on April 7, 2015)	4.15	—	Second Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(z)	001-33443 Form 8-K (filed on April 8, 2015)	4.21	—	Third Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(aa)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.3	—	Fourth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(bb)	001-33443 Form 10-Q (Quarter ended September 30, 2015) (filed on November 5, 2015)	4.3	—	Fifth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(cc)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.32	—	Sixth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(dd)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.33	—	Seventh Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(ee)	001-38086 Form 8-K (filed on April 9, 2018)	4.39	—	Eighth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(ff)	001-38086 Form 8-K (filed on June 15, 2018)	4.3	—	Ninth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(gg)	001-33443 Form of 8-K (filed on October 30, 2014)	4.9	—	Form of 7.625% Senior Note due 2024

4(hh)	001-33443 Form 8-K (filed on February 7, 2017)	4.2	—	2024 8.034% Notes Indenture, dated February 2, 2017, by and among Dynegy, the guarantors party thereto and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4(ii)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.41	—	First Supplemental Indenture to the 2024 8.034% Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

4(jj)	001-38086 Form 8-K (filed on April 9, 2018)	4.43	—	Second Supplemental Indenture to the 2024 8.034% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(kk)	001-38086 Form 8-K (filed on June 15, 2018)	4.4	—	Third Supplemental Indenture to the 2024 8.034% Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(ll)	001-33443 Form of 8-K (filed on February 7, 2017)	4.2	—	Form of 8.034% Senior Note due 2024

4(mm)	001-33443 Form 8-K (filed on October 11, 2016)	4.1	—	2025 Notes Indenture, dated October 11, 2016, between Dynegy and the Trustee

4(nn)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.35	—	First Supplemental Indenture to the 2025 Notes Indenture, dated February 2, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

4(oo)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.36	—	Second Supplemental Indenture to the 2025 Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

4(pp)	001-38086 Form 8-K (filed on April 9, 2018)	4.48	—	Third Supplemental Indenture to the 2025 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(qq)	001-38086 Form 8-K (filed on June 15, 2018)	4.5	—	Fourth Supplemental Indenture to the 2025 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(rr)	001-33443 Form 8-K (filed on October 11, 2016)	4.1	—	Form of 8.000% Senior Note due 2025

4(ss)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	2026 Notes Indenture, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(tt)	001-33443 Form 8-K (filed on August 21, 2017)	4.2	—	Registration Rights Agreement, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(uu)	001-38086 Form 8-K (filed on April 9, 2018)	4.52	—	First Supplemental Indenture to the 2026 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(vv)	001-38086 Form 8-K (filed on June 15, 2018)	4.6	—	Second Supplemental Indenture to the 2026 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(ww)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	Form of 8.125% Senior Note due 2026

Exhibits	Previously Filed With File Number*	As Exhibit
4(xx)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Purchase Contract Agreement, dated June 21, 2016, between Dynegy and the Trustee

4(yy)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.5	—	First Supplement to the Purchase Contract Agreement, dated April 9, 2018, between the Company, the Purchase Contract Agent and the Trustee

4(zz)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Unit

4(aaa)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Purchase Contract

4(bbb)	001-33443 Form 8-K (filed on June 21, 2016)	4.1	—	Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(ccc)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	First Supplemental Indenture to the Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(ddd)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.3	—	Second Supplemental Indenture to the Amortizing Notes Indenture, dated April 9, 2018, between the Company and the Trustee

4(eee)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	Form of Amortizing Note

4(fff)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Warrant Agreement, dated February 2, 2017, by and among Dynegy, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent

4(ggg)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.2	—	Supplemental Warrant Agreement, dated as of April 9, 2018 among the Company and the Warrant Agent

4(hhh)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Form of Warrant

4(iii)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	4.1	—	Registration Rights Agreement, dated October 3, 2016

(10)	Material Contracts

10(a)	001-38086 Form 8-K (filed on June 15, 2018)	10.1	—
Seventh Amendment to the Credit Agreement, dated June 14, 2018, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties party thereto, Credit Suisse and Citibank, N.A. as the 2018 Incremental Term Loan Lenders, the financial institutions providing 2018 New Revolving Credit Commitments, the various other Lenders party thereto, the Additional Revolving Letter of Credit Issuers party thereto, the other Letter of Credit Issuers party thereto, Deutsche Bank as Resigning Administrative Agent and as Resigning Collateral Agent (as defined therein), Credit Suisse as Successor Administrative Agent and as Successor Collateral Agent, and Delaware Trust Company, as Collateral Trustee

Exhibits	Previously Filed With File Number*	As Exhibit

10(b)	001-38086 Form 8-K (filed on June 15, 2018)	10.2	—
Collateral Trust Agreement Amendment (amended pursuant to the Seventh Amendment), to the Collateral Trust Agreement, effective pursuant to the Seventh Amendment as of June 14, 2018, among Vistra Operations Company LLC, the other Grantors from time to time party thereto, Railroad Commission of Texas, as First-Out Representative, Credit Suisse AG, Cayman Islands Branch, as Senior Credit Agreement Agent, and Delaware Trust Company, as Collateral Trustee

10(c)	001-38086 Form 8-K (filed on June 15, 2018)	10.3	—
Collateral Trust Joinder, dated June 14, 2018, between the Additional Grantors party thereto and Delaware Trust Company, as Collateral Trustee, to the Collateral Trust Agreement, effective pursuant to the Seventh Amendment as of June 14, 2018, among Vistra Operations Company LLC, the other Grantors from time to time party thereto, Railroad Commission of Texas, as First-Out Representative, Credit Suisse AG, Cayman Islands Branch, as Senior Credit Agreement Agent, and Delaware Trust Company, as Collateral Trustee

10(d)	001-38086 Form 8-K (filed on April 27, 2018)	10.1	—	Termination of Stockholders' Agreement, dated April 24, 2018, by and among Vistra Energy Corp. and the Oaktree Stockholder party thereto

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31(a)	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	**		—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32(a)	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	**		—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95(a)	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	XBRL Instance Document

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Document

101.LAB	**		—	XBRL Taxonomy Extension Labels Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Document
____________________

*	Incorporated herein by reference

**	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vistra Energy Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: August 6, 2018