Form 10-Q
period 2018-09-30
Vistra Energy Corp.
filed 2018-11-02
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated filer ☒ Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of October 31, 2018, there were 504,446,340 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

ARO	asset retirement and mining reclamation obligation

CAA	Clean Air Act

CAISO	The California Independent System Operator

CCGT	combined cycle gas turbine

CFTC	U.S. Commodity Futures Trading Commission

CME	Chicago Mercantile Exchange

CO2	carbon dioxide

Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code

Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra Energy, on the Effective Date

EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc.

FERC	U.S. Federal Energy Regulatory Commission

Fitch	Fitch Ratings Inc. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	IntercontinentalExchange

IRS	U.S. Internal Revenue Service

ISO	Independent System Operator

ISO-NE	Independent System Operator New England

kW	kilowatt

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

load	demand for electricity

Luminant	subsidiaries of Vistra Energy engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.

Merger	the merger of Dynegy with and into Vistra Energy, with Vistra Energy as the surviving corporation

Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy and Dynegy, as it may be amended or modified from time to time

Merger Date	April 9, 2018, the date Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement

MISO	Midcontinent Independent System Operator, Inc.

MMBtu	million British thermal units

Moody's	Moody's Investors Service, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electricity Reliability Corporation

NRC	U.S. Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange

NYISO	New York Independent System Operator

PJM	PJM Interconnection, LLC

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
TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy.

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

U.S.	United States of America

Vistra Energy	Vistra Energy Corp. and/or its subsidiaries, depending on context

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $8.328 billion senior secured financing facilities (see Note 11 to the Financial Statements).

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues (Note 5)	$3,243	$1,833	$6,581	$4,487
Fuel, purchased power costs and delivery fees	(1,627)	(838)	(3,492)	(2,250)
Operating costs	(346)	(218)	(926)	(626)
Depreciation and amortization	(426)	(178)	(967)	(519)
Selling, general and administrative expenses	(194)	(147)	(711)	(434)
Operating income	650	452	485	658
Other income (Note 20)	6	10	25	29
Other deductions (Note 20)	(1)	—	(4)	(5)
Interest expense and related charges (Note 20)	(154)	(76)	(291)	(169)
Impacts of Tax Receivable Agreement (Note 8)	17	138	(65)	96
Equity in earnings of unconsolidated investment	7	—	11	—
Income before income taxes	525	524	161	609
Income tax expense (Note 7)	(194)	(251)	(31)	(284)
Net income	$331	$273	$130	$325
Less: Net (income) loss attributable to noncontrolling interest	1	—	(2)	—
Net income attributable to Vistra Energy	$330	$273	$132	$325
Weighted average shares of common stock outstanding:
Basic	533,142,189	427,591,426	500,781,573	427,587,404
Diluted	540,972,802	428,312,438	508,128,988	428,001,869
Net income per weighted average share of common stock outstanding:
Basic	$0.62	$0.64	$0.26	$0.76
Diluted	$0.61	$0.64	$0.26	$0.76

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$331	$273	$130	$325
Other comprehensive income, net of tax effects:
Effect related to pension and other retirement benefit obligations (net of tax benefit of $— in all periods)	1	—	2	—
Total other comprehensive income	1	—	2	—
Comprehensive income	$332	$273	$132	$325
Less: Comprehensive (income) loss attributable to noncontrolling interest	1	—	(2)	—
Comprehensive income attributable to Vistra Energy	$331	$273	$134	$325

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited) (Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017

Cash flows — operating activities:
Net income	$130	$325
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,070	621
Deferred income tax (benefit) expense, net	29	209
Unrealized net (gain) loss from mark-to-market valuations of commodities	207	(202)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(123)	3
Accretion expense	37	43
Impacts of Tax Receivable Agreement (Note 8)	65	(96)
Stock-based compensation (Note 17)	59	13
Other, net	64	41
Changes in operating assets and liabilities:
Margin deposits, net	(39)	183
Accrued interest	(59)	(26)
Accrued taxes	(102)	4
Accrued incentive plan	(17)	(46)
Other operating assets and liabilities	(458)	(227)
Cash provided by operating activities	863	845
Cash flows — financing activities:
Issuances of long-term debt (Note 11)	1,000	—
Repayments/repurchases of debt (Note 11)	(2,902)	(32)
Borrowing under accounts receivable securitization program (Note 10)	350	—
Stock repurchase (Note 13)	(414)	—
Debt tender offer and other financing fees (Note 11)	(216)	(5)
Other, net	10	—
Cash used in financing activities	(2,172)	(37)
Cash flows — investing activities:
Capital expenditures	(209)	(86)
Nuclear fuel purchases	(66)	(56)
Cash acquired in the Merger	445	—
Solar development expenditures (Note 3)	(28)	(129)
Odessa acquisition (Note 3)	—	(355)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 20)	211	154
Investments in nuclear decommissioning trust fund securities (Note 20)	(227)	(169)
Other, net	7	10
Cash provided by (used in) investing activities	133	(631)

Net change in cash, cash equivalents and restricted cash	(1,176)	177
Cash, cash equivalents and restricted cash — beginning balance	2,046	1,588
Cash, cash equivalents and restricted cash — ending balance	$870	$1,765

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$811	$1,487
Restricted cash (Note 20)	59	59
Trade accounts receivable — net (Note 20)	1,243	582
Income taxes receivable	12	—
Inventories (Note 20)	393	253
Commodity and other derivative contractual assets (Note 15)	458	190
Margin deposits related to commodity contracts	177	30
Prepaid expense and other current assets	123	72
Total current assets	3,276	2,673
Restricted cash (Note 20)	—	500
Investments (Note 20)	1,357	1,240
Investment in unconsolidated subsidiary (Note 20)	135	—
Property, plant and equipment — net (Note 20)	14,756	4,820
Goodwill (Note 6)	1,907	1,907
Identifiable intangible assets — net (Note 6)	2,711	2,530
Commodity and other derivative contractual assets (Note 15)	265	58
Accumulated deferred income taxes	1,053	710
Other noncurrent assets	428	162
Total assets	$25,888	$14,600
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable securitization program (Note 10)	$350	$—
Long-term debt due currently (Note 11)	181	44
Trade accounts payable	812	473
Commodity and other derivative contractual liabilities (Note 15)	981	224
Margin deposits related to commodity contracts	4	4
Accrued income taxes	—	58
Accrued taxes other than income	139	136
Accrued interest	123	16
Asset retirement obligations (Note 20)	183	99
Other current liabilities	329	297
Total current liabilities	3,102	1,351
Long-term debt, less amounts due currently (Note 11)	11,060	4,379
Commodity and other derivative contractual liabilities (Note 15)	254	102
Accumulated deferred income taxes	5	—
Tax Receivable Agreement obligation (Note 8)	402	333
Asset retirement obligations (Note 20)	2,139	1,837
Identifiable intangible liabilities — net (Note 6)	175	36
Other noncurrent liabilities and deferred credits (Note 20)	346	220
Total liabilities	17,483	8,258

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	September 30, 2018	December 31, 2017
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2018 — 507,391,134; December 31, 2017 — 428,398,802)	5	4
Additional paid-in-capital	9,670	7,765
Retained deficit	(1,261)	(1,410)
Accumulated other comprehensive income	(15)	(17)
Stockholders' equity	8,399	6,342
Noncontrolling interest in subsidiary	6	—
Total equity	8,405	6,342
Total liabilities and equity	$25,888	$14,600

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

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. The Asset Closure segment was established as of January 1, 2018, and we have recast prior period information to reflect this change in reportable segments. See Note 19 for further information concerning reportable business segments.

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

Unconsolidated Investments

We use the equity method of accounting for investments in affiliates over which we exercise significant influence. Our share of net income (loss) from these affiliates is recorded to equity in earnings (loss) of unconsolidated investment in the condensed statements of consolidated net income (loss). We use the cost method of accounting where we do not exercise significant influence. See Note 20.

Noncontrolling Interest

Noncontrolling interest is comprised of the 20% of Electric Energy, Inc. (EEI) that we do not own. EEI is our consolidated subsidiary that owns a coal facility in Joppa, Illinois. This noncontrolling interest is classified as a component of equity separate from stockholders' equity in the condensed consolidated balance sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock, which is presented in our condensed consolidated balance sheets as a reduction to additional paid-in capital. See Note 13.

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

The disclosure of the impact of adoption on our condensed statement of consolidated income (loss) and condensed consolidated balance sheet was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Amount Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)	As Reported	Amount Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed statement of consolidated income (loss):
Operating revenues	$3,243	$3,242	$1	$6,581	$6,578	$3
Selling, general and administrative expenses	(194)	(196)	2	(711)	(720)	9
Net income (loss)	331	328	3	130	121	9

	September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher (Lower)
Impact on condensed consolidated balance sheet:
Assets
Prepaid expense and other current assets	$123	$116	$7
Accumulated deferred income taxes	1,053	1,057	(4)
Other noncurrent assets	428	403	25
Equity
Retained deficit	$(1,261)	$(1,287)	$26

See Note 5 for the disclosures required by the new revenue standard.

Statement of Cash Flows — In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash to be included in the cash and cash equivalents and a reconciliation between the change in cash and cash equivalents and the amounts presented on the balance sheet (see Note 20). We adopted the standard on January 1, 2018. The ASU modified our presentation of our condensed statements of consolidated cash flows, and retrospective application to comparative periods presented was required. For the nine months ended September 30, 2017, our condensed statement of consolidated cash flows previously reflected a source of cash of $34 million reported as changes in restricted cash that is now reported in net change in cash, cash equivalents and restricted cash. See the condensed statements of consolidated cash flows and Note 20 for disclosures related to the adoption of this accounting standard.

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

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The ASU will be effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The ASU removes disclosure requirements for (a) the reasons for transfers between Level 1 and Level 2, (b) the policy for timing of transfers between levels and (c) the valuation processes for Level 3. The ASU will require new disclosures around (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We are currently evaluating the impact of this ASU on our disclosures.

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU will be effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The ASU removes disclosure requirements for (a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (b) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan and (c) the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligation for postretirement health care benefits. The ASU will require new disclosures for (a) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and (b) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. We are currently evaluating the impact of this ASU on our disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU will be effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The ASU requires a customer in a cloud hosting arrangement that is a service contract to determine which implementation costs to capitalize and which costs to expense based on the project stage of the implementation. The ASU also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement. The customer is required to apply the existing impairment and abandonment guidance on the capitalized implementation costs. We are currently evaluating the impact of this ASU on our financial statements.

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

Business Combination Accounting

We believe the Merger provides a number of significant potential strategic benefits and opportunities to Vistra Energy, including increased scale and market diversification, rebalanced asset portfolio and improved earnings and cash flow. The Merger is being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Merger Date. The combined results of operations are reported in our consolidated financial statements beginning as of the Merger Date. A summary of the techniques used to estimate the preliminary fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 14), is listed below:

•	Working capital was valued using available market information (Level 2).

•
Acquired property, plant and equipment was valued using a combination of an income approach and a market approach. The income approach utilized a discounted cash flow analysis based upon a debt-free, free cash flow model (Level 3).

•	Acquired derivatives were valued using the methods described in Note 14 (Level 1, Level 2 or Level 3).

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

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Merger as of the Merger Date. Based on the opening price of Vistra Energy common stock on the Merger Date, the preliminary purchase price was approximately $2.3 billion. The preliminary values included below represent our current best estimates for property plant and equipment, identifiable intangible assets and liabilities, inventories, asset retirement obligations and deferred taxes. The purchase price allocation is preliminary and each of these may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. During the three months ended September 30, 2018, we updated the initial purchase price allocation with revised valuation estimates by increasing property, plant and equipment by $44 million, increasing intangible assets by $76 million, decreasing inventory by $37 million, decreasing accumulated deferred tax asset by $19 million, decreasing other noncurrent assets by $106 million, decreasing other noncurrent liabilities by $47 million as well as other minor adjustments. The valuation revisions were a result of updated inputs used in determining the fair value of the acquired assets and liabilities. We currently expect the final purchase price allocation will be completed no later than the second quarter of 2019.

Dynegy shares outstanding as of April 9, 2018 (in millions)	173
Exchange Ratio	0.652
Vistra Energy shares issued for Dynegy shares outstanding (in millions)	113
Opening price of Vistra Energy common stock on April 9, 2018	$19.87
Purchase price for common stock	$2,245
Fair value of outstanding stock compensation awards attributable to pre-combination service	$26
Fair value of outstanding warrants	$2
Total purchase price	$2,273

Preliminary Purchase Price Allocation
Cash and cash equivalents	$445
Trade accounts receivables, inventories, prepaid expenses and other current assets	826
Property, plant and equipment	10,406
Accumulated deferred income taxes	372
Identifiable intangible assets	463
Other noncurrent assets	426
Total assets acquired	12,938
Trade accounts payable and other current liabilities	645
Commodity and other derivative contractual assets and liabilities, net	422
Asset retirement obligations, including amounts due currently	426
Long-term debt, including amounts due currently	8,920
Other noncurrent liabilities	245
Total liabilities assumed	10,658
Identifiable net assets acquired	2,280
Noncontrolling interest in subsidiary	7
Total purchase price	$2,273

Acquisition costs incurred in the Merger totaled $25 million for the nine months ended September 30, 2018. For the period from the Merger Date through September 30, 2018, our condensed statements of consolidated income (loss) include revenues and net income (loss) acquired in the Merger totaling $2.684 billion and $193 million, respectively.

Unaudited Pro Forma Financial Information — The following unaudited pro forma financial information for the nine months ended September 30, 2018 and 2017 assumes that the Merger occurred on January 1, 2017. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Merger been completed on January 1, 2017, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Nine Months Ended September 30,
	2018	2017
Revenues	$8,032	$8,542
Net income (loss)	$(64)	$316
Net income (loss) attributable to Vistra Energy	$(61)	$318
Net income (loss) attributable to Vistra Energy per weighted average share of common stock outstanding — basic	$(0.12)	$0.56
Net income (loss) attributable to Vistra Energy per weighted average share of common stock outstanding — diluted	$(0.12)	$0.56

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

Odessa Acquisition

In August 2017, La Frontera Holdings, LLC (La Frontera), an indirect, wholly owned subsidiary of Vistra Energy, purchased a 1,054 MW CCGT natural gas fueled generation plant (and other related assets and liabilities) located in Odessa, Texas (Odessa Facility) from Odessa-Ector Power Partners, L.P., an indirect, wholly owned subsidiary of Koch Ag & Energy Solutions, LLC (Koch) (altogether, the Odessa Acquisition). La Frontera paid an aggregate purchase price of approximately $355 million, plus a five-year earn-out provision, to acquire the Odessa Facility. The purchase price was funded by cash on hand.

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

Upton Solar Development

In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas (Upton). As part of this project, we entered a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. During 2017 and 2018, we spent approximately $218 million related to this project primarily for payments under the engineering, procurement and construction agreement. The facility began test operations in March 2018 and commercial operations began in June 2018.

Battery Energy Storage Projects

In October 2018, we were awarded a $1 million grant from the TCEQ for our battery energy storage system at Upton solar facility. The grant is part of the Texas Emissions Reduction Plan. The 10 MW lithium-ion energy storage system will capture excess solar energy produced during the day and release the energy in late afternoon and early evening, when demand is highest. We expect the project to be operational in late 2018.

In June 2018, we announced that, subject to approval by the California Public Utilities Commission (CPUC), we will enter into a 20-year resource adequacy contract with Pacific Gas and Electric Company (PG&E) to develop a 300 MW battery energy storage project at our Moss Landing Power Plant site in California. In late June 2018, PG&E filed its application with the CPUC to approve the contract, and a decision is expected in the fourth quarter of 2018. Pending the receipt of CPUC approval, we anticipate the battery storage project will enter commercial operations by the fourth quarter of 2020.

4.	RETIREMENT OF GENERATION FACILITIES

In August 2018, we filed a notice of suspension of operation with PJM and other mandatory regulatory notifications related to the retirement of our 51 MW Northeastern waste coal facility in McAddo, Pennsylvania. We decided to retire this facility due to its uneconomic operations and financial outlook. Following the receipt of regulatory approvals, the facility is expected to close in late 2018. The decision to retire this facility did not result in a material impact to the financial statements.

Two of our non-operated, jointly held power plants acquired in the Merger, for which our proportional generation capacity was 883 MW, were retired in May 2018. These units were retired as previously scheduled. No gain or loss was recorded in conjunction with the retirement of these units, and the operational results of these facilities are included in our Asset Closure segment. The following table details the units retired.

Name	Location	Fuel Type	Net Generation Capacity (MW)	Ownership Interest	Date Units Taken Offline
Killen	Manchester, Ohio	Coal	204	33%	May 31, 2018
Stuart	Aberdeen, Ohio	Coal	679	39%	May 24, 2018
Total			883

In January and February 2018, we retired three power plants with a total installed nameplate generation capacity of 4,167 MW. We decided to retire these units because they were projected to be uneconomic based on then current market conditions and would have faced significant environmental costs associated with operating such units. In the case of the Sandow units, the decision also reflected the execution of a contract termination agreement pursuant to which the Company and Alcoa agreed to an early settlement of a long-standing power and mining agreement. Expected retirement expenses were accrued in the third and fourth quarter of 2017 and, as a result, no retirement expenses were recorded related to these facilities in both the three and nine months ended September 30, 2018. The operational results of these facilities are included in our Asset Closure segment. The following table details the units retired.

Name	Location (all in the state of Texas)	Fuel Type	Installed Nameplate Generation Capacity (MW)	Number of Units	Date Units Taken Offline
Monticello	Titus County	Lignite/Coal	1,880	3	January 4, 2018
Sandow	Milam County	Lignite	1,137	2	January 11, 2018
Big Brown	Freestone County	Lignite/Coal	1,150	2	February 12, 2018
Total			4,167	7

5.	REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,362	$—	$—	$—	$—	$—	$—	$1,362
Retail energy charge in Northeast/Midwest	442	—	—	—	—	—	—	442
Wholesale generation revenue from ISO	—	393	502	244	255	1	81	1,476
Capacity revenue	—	—	164	79	15	(4)	9	263
Revenue from other wholesale contracts	—	72	11	9	5	(2)	3	98
Total revenue from contracts with customers	1,804	465	677	332	275	(5)	93	3,641
Other revenues:
Intangible amortization	15	—	—	(4)	(5)	—	—	6
Hedging and other revenues (a)	(6)	52	(275)	(42)	(136)	5	(2)	(404)
Affiliate sales	—	879	218	15	96	(1)	(1,207)	—
Total other revenues	9	931	(57)	(31)	(45)	4	(1,209)	(398)
Total revenues	$1,813	$1,396	$620	$301	$230	$(1)	$(1,116)	$3,243
____________

(a)	Includes $28 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 19 for unrealized net gains (losses) by segment.

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,423	$—	$—	$—	$—	$—	$—	$3,423
Retail energy charge in Northeast/Midwest	778	—	—	—	—	—	—	778
Wholesale generation revenue from ISO	—	775	869	362	436	52	95	2,589
Capacity revenue	—	—	283	162	44	6	20	515
Revenue from other wholesale contracts	—	175	18	14	16	(1)	4	226
Total revenue from contracts with customers	4,201	950	1,170	538	496	57	119	7,531
Other revenues:
Retail contract amortization	(12)	(1)	—	(6)	(12)	—	—	(31)
Hedging and other revenues (a)	50	(181)	(436)	(71)	(256)	(29)	4	(919)
Affiliate sales	—	1,422	370	26	260	20	(2,098)	—
Total other revenues	38	1,240	(66)	(51)	(8)	(9)	(2,094)	(950)
Total revenues	$4,239	$2,190	$1,104	$487	$488	$48	$(1,975)	$6,581
____________

(a)	Includes $239 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 19 for unrealized net gains (losses) by segment.

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

Contract and Other Customer Acquisition Costs

We defer costs to acquire retail contracts and amortize these costs over the expected life of the contract. The expected life of a retail contract is calculated using historical attrition rates, which we believe to be an accurate indicator of future attrition rates. The deferred acquisition and contract cost balance as of September 30, 2018 and January 1, 2018 was $34 million and $22 million, respectively. The amortization related to these costs during the three and nine months ended September 30, 2018 totaled $3 million and $7 million, respectively, recorded as selling, general and administrative expenses, and $2 million and $5 million, respectively, recorded as a reduction to operating revenues in the condensed statement of consolidated income (loss).

Practical Expedients

The vast majority of revenues are recognized under the right to invoice practical expedient, which allows us to recognize revenue in the same amount that we invoice our customers. We do not disclose the value of unsatisfied performance obligations for contracts with variable consideration for which we recognize revenue using the right to invoice practical expedient. We use the portfolio approach in evaluating similar customer contracts with similar performance obligations. Sales taxes are not included in revenue.

Performance Obligations

As of September 30, 2018, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO or through bilateral sales. Therefore, an obligation exists as of the date of the results of the respective ISO capacity auction or the contract execution date for bilateral customers. The transaction price is also set by the results of the capacity auction and/or executed contract. These obligations total $311 million, $966 million, $718 million, $720 million and $342 million that will be recognized in the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, and $103 million thereafter. Capacity revenue are recognized as capacity services are provided to the related ISOs.

Accounts Receivable

The following table presents trade accounts receivable relating to both contracts with customers and other activities:

September 30, 2018
Trade accounts receivable from contracts with customers — net	$1,135
Other trade accounts receivable — net	108
Total trade accounts receivable — net	$1,243

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying value of goodwill totaling $1.907 billion at both September 30, 2018 and December 31, 2017 arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to our ERCOT Retail reporting unit. Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets and liabilities are comprised of the following:

	September 30, 2018			December 31, 2017
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$1,681	$799	$882	$1,648	$572	$1,076
Software and other technology-related assets	239	80	159	183	47	136
Retail and wholesale contracts	445	123	322	154	87	67
Contractual service agreements	72	—	72	—	—	—
Other identifiable intangible assets (a)	40	14	26	33	11	22
Total identifiable intangible assets subject to amortization	$2,477	$1,016	1,461	$2,018	$717	1,301
Retail trade names (not subject to amortization)			1,246			1,225
Mineral interests (not currently subject to amortization)			4			4
Total identifiable intangible assets			$2,711			$2,530
______________
(a) Includes mining development costs and environmental allowances and credits.

Identifiable Intangible Liability					September 30, 2018	December 31, 2017
Contractual service agreements					$93	$0
Purchase and sales contracts					46	36
Environmental allowances					36	—
Total identifiable intangible liabilities					$175	$36

Amortization expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed statements of consolidated income (loss)) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Statements of Consolidated Income (Loss) Line	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Retail customer relationship	Depreciation and amortization	$77	$105	$227	$315
Software and other technology-related assets	Depreciation and amortization	6	10	36	27
Retail and wholesale contracts/purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	(5)	(19)	28	27
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	10	5	14	14
Total amortization expense (a)		$88	$101	$305	$383
____________

(a)
Amounts recorded in depreciation and amortization totaled $84 million and $116 million for the three months ended September 30, 2018 and 2017, respectively, and $266 million and $347 million for the nine months ended September 30, 2018 and 2017, respectively.

Following is a description of the separately identifiable intangible assets and liabilities recorded in connection with the Merger (see Note 2) that were adjusted based on their estimated fair value as of the Merger Date, based on observable prices or estimates of fair value using valuation models. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed.

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

•
Contractual service agreements – Our acquired contractual service agreements represent the estimated fair value of favorable or unfavorable contract obligations with respect to long-term plant maintenance agreements and are being amortized based on the expected usage of the service agreements over the contract terms. For the portion of the services that relate to capital improvements, the amortization of the contractual services agreements is recorded to property, plant and equipment.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of September 30, 2018, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2018	$402
2019	$331
2020	$250
2021	$180
2022	$111

7.	INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$525	$524	$161	$609
Income tax expense	$(194)	$(251)	$(31)	$(284)
Effective tax rate	37.0%	47.9%	19.3%	46.6%

For the three months ended September 30, 2018, the effective tax rate of 37.0% related to our income tax expense was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and and state income taxes including the impact of a partial valuation allowance on the state of Illinois net operating loss, partially offset by the return to provision adjustment for permanent book-tax differences. For the nine months ended September 30, 2018, the effective tax rate of 19.3% related to our income tax expense was lower than the U.S. federal statutory rate of 21% due primarily to Vistra Energy's expanded state tax footprint requiring a remeasurement of historical Vistra Energy deferred tax balances and the return to provision adjustment for permanent book-tax differences, partially offset by an increase in state tax expense including a partial valuation allowance on the state of Illinois net operating loss.

For the three months ended September 30, 2017, the effective tax rate of 47.9% related to our income tax expense was higher than the U.S. federal statutory rate of 35% due primarily to nondeductible impacts of the TRA and the Texas margin tax and a reduction in the tax basis of certain of our assets based on the finalization of tax returns related to the pre-Emergence period. For the nine months ended September 30, 2017, the effective tax rate of 46.6% related to our income tax expense was higher than the U.S. federal statutory rate of 35% due primarily to nondeductible impacts of the TRA and the Texas margin tax and a reduction in the tax basis of certain of our assets based on the finalization of tax returns related to the pre-Emergence period.

Liability for Uncertain Tax Positions

Vistra Energy and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra Energy has limited operational history and filed its first federal tax return in October 2017. Vistra Energy is not currently under audit for any period. Uncertain tax positions totaling $41 million at September 30, 2018 arose in connection with the Merger and our assessment of the assumed liabilities is not complete as discussed in Note 2. We had no uncertain tax positions at December 31, 2017.

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

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are subject to various transfer restrictions described in the TRA and are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 18).

During the three months ended September 30, 2018, we recorded a decrease to the carrying value of the TRA obligation totaling $32 million related to changes in the timing of estimated payments resulting from the Merger. During the nine months ended September 30, 2018, the carrying value of the TRA obligation was increased by approximately $14 million as a result of changes in the timing of estimated payments and new multistate tax impacts resulting from the Merger. During the three months ended September 30, 2017, we recorded a decrease to the carrying value of the TRA obligation totaling $160 million related to changes in the timing of estimated payments resulting from changes in certain tax assumptions including (a) the impacts of Luminant's plan to retire its Monticello generation plant (see Note 4), (b) investment tax credits we expected to receive related to the Upton solar development project, (c) assets acquired in the Odessa Acquisition (see Note 3) and (d) the impacts of other forecasted tax amounts.

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
TRA obligation at the beginning of the period	$357	$596
Accretion expense	51	64
Changes in tax assumptions impacting timing of payments	14	(160)
TRA obligation at the end of the period	422	500
Less amounts due currently	(20)	(24)
Noncurrent TRA obligation at the end of the period	$402	$476

As of September 30, 2018, the estimated carrying value of the TRA obligation totaled $422 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21% for 2018 and 35% for 2017, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra Energy now operates in, its relevant tax rate and apportionment factor. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2018, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be attributable to the first 15 tax years following Emergence, and the final payment expected to be made approximately 40 years following Emergence (assuming that the TRA is not terminated earlier pursuant to its terms).

The carrying value of the obligation is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of TRA payments are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation. During the three and nine months ended September 30, 2018, the Impacts of Tax Receivable Agreement on the condensed statements of consolidated income (loss) totaled income of $17 million and expense of $65 million, respectively, which represents the changes to the carrying value of the TRA obligation discussed above and accretion expense totaling $15 million and $51 million, respectively. During the three and nine months ended September 30, 2017, the Impacts of Tax Receivable Agreement on the condensed statements of consolidated income (loss) totaled income of $138 million and $96 million, respectively, which represents a decrease to the carrying value of the TRA obligation discussed above and accretion expense totaling $22 million and $64 million, respectively.

9.	EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for common stock — basic (a)	$330	533,142,189	$0.62	$273	427,591,426	$0.64
Dilutive securities:
Stock-based incentive compensation plan	—	7,830,613	0.01	—	721,012	—
Net income available for common stock — diluted	$330	540,972,802	$0.61	$273	428,312,438	$0.64

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income available for common stock — basic (a)	$132	500,781,573	$0.26	$325	427,587,404	$0.76
Dilutive securities:
Stock-based incentive compensation plan	—	7,347,415	—	—	414,465	—
Net income available for common stock — diluted	$132	508,128,988	$0.26	$325	428,001,869	$0.76
____________

(a)	The minimum settlement amount of tangible equity units, or 15,056,260 shares, are considered to be outstanding and are included in the computation of basic net income per share (see Note 13).

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 7,094,687 and 85,393 shares in the three months ended September 30, 2018 and 2017, respectively, and 5,651,527 and 490,345 shares in the nine months ended September 30, 2018 and 2017, respectively.

10.	ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra Energy, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility is currently scheduled to terminate in August 2019, unless termination occurs earlier in accordance with the terms of the Receivables Facility. The Receivables Facility provides RecCo with the ability to borrow up to $350 million.

Under the Receivables Facility, TXU Energy may sell or contribute, on an ongoing basis and without recourse, its accounts receivable to its special purpose subsidiary, RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may, from time to time, sell an undivided interest in all the receivables to the Purchasers, and its assets and credit are not available to satisfy the debts and obligations of any person, including affiliates of RecCo. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings on the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in our condensed statements of consolidated cash flows. Receivables transferred to the Purchasers remain on Vistra Energy's balance sheet and Vistra Energy reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the trade receivables on behalf of RecCo and the Purchasers, as applicable.

As of September 30, 2018, the receivables facility is fully drawn and is supported by $587 million of RecCo gross receivables.

11.	LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	September 30, 2018	December 31, 2017
Vistra Operations Credit Facilities	$5,828	$4,311
Vistra Operations 5.500% Senior Notes, due September 1, 2026	1,000	—
Vistra Energy Senior Notes:
7.375% Senior Notes, due November 1, 2022	1,750	—
5.875% Senior Notes, due June 1, 2023	500	—
7.625% Senior Notes, due November 1, 2024	1,224	—
8.034% Senior Notes, due February 2, 2024	25	—
8.000% Senior Notes, due January 15, 2025	81	—
8.125% Senior Notes, due January 30, 2026	166	—
Total Vistra Energy Senior Notes	3,746	—
Other:
7.000% Amortizing Notes, due July 1, 2019	31	—
Forward Capacity Agreements	238	—
Equipment Financing Agreements	136	—
Mandatorily redeemable subsidiary preferred stock (a)	70	70
8.82% Building Financing due semiannually through February 11, 2022 (b)	21	27
Total other long-term debt	496	97
Unamortized debt premiums, discounts and issuance costs	171	15
Total long-term debt including amounts due currently	11,241	4,423
Less amounts due currently	(181)	(44)
Total long-term debt less amounts due currently	$11,060	$4,379
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

Vistra Operations Credit Facilities

At September 30, 2018, the Vistra Operations Credit Facilities consisted of up to $8.328 billion in senior secured, first lien revolving credit commitments and outstanding term loans, consisting of revolving credit commitments of up to $2.5 billion, including a $2.3 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.8 billion (Term Loan B-1 Facility), $983 million (Term Loan B-2 Facility) and $2.045 billion (Term Loan B-3 Facility, and together with the Term Loan B-1 Facility and the Term Loan B-2 Facility, the Term Loan B Facility).

These amounts reflect an amendment to the Vistra Operations Credit Facilities in June 2018 whereby we incurred $2.050 billion of borrowings under the new Term Loan B-3 Facility and obtained $1.640 billion of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $1.585 billion. The maturity date of the Revolving Credit Facility was extended from August 4, 2021 to June 14, 2023. As discussed below, the proceeds from the Term Loan B-3 Facility were used to repay borrowings under the credit agreement that Vistra Energy assumed from Dynegy in connection with the Merger. Additionally, letter of credit term loans totaling $500 million (Term Loan C Facility) were repaid using $500 million of cash from collateral accounts used to backstop letters of credit. Fees and expenses related to the amendment to the Vistra Operations Credit Facilities totaled $42 million in the nine months ended September 30, 2018, of which $23 million was recorded as interest expense and other charges on the condensed statements of consolidated income (loss), $9 million was capitalized as a reduction in the carrying amount of the debt and $10 million was capitalized as a noncurrent asset.

The Vistra Operations Credit Facilities and related available capacity at September 30, 2018 are presented below.

		September 30, 2018
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,500	$—	$1,290
Term Loan B-1 Facility (b)	August 4, 2023	2,800	2,800	—
Term Loan B-2 Facility (b)	December 14, 2023	983	983	—
Term Loan B-3 Facility (b)	December 31, 2025	2,045	2,045	—
Total Vistra Operations Credit Facilities		$8,328	$5,828	$1,290
___________

(a)
Facility to be used for general corporate purposes. Facility includes a $2.3 billion letter of credit sub-facility, of which $1.210 billion of letters of credit were outstanding at September 30, 2018 and which reduce our available capacity.

(b)
Cash borrowings under the Term Loan B Facility reflect required scheduled quarterly payment in annual amount equal to 1% of the original principal amount with the balance paid at maturity. Principal amounts paid cannot be reborrowed.

In February and June 2018, certain pricing terms for the Vistra Operations Credit Facilities were amended. We accounted for these transactions as a modification of debt. At September 30, 2018, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-1 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.00%. Amounts borrowed under the Term Loan B-2 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.25%. Amounts borrowed under the Term Loan B-3 Facility bear interest based on applicable LIBOR rates plus a fixed spread of 2.00%. At September 30, 2018, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings were 4.24%, 4.49% and 4.18% under the Term Loan B-1, B-2 and B-3 Facilities, respectively. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the facilities, not to exceed 4.25 to 1.00. As of September 30, 2018, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

The interest rate swaps effectively fix the interest rates between 4.13% and 4.38% on $4.718 billion of our variable rate debt. The interest rate swaps that become effective in July 2023 and expire in July 2026 effectively fix the interest rates between 4.97% and 5.04% on $3.0 billion of our variable rate debt during the period. The interest rate swaps are secured by a first lien secured interest on a pari-passu basis with the Vistra Operations Credit Facilities.

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

Vistra Operations Senior Notes

In August 2018, Vistra Operations issued $1.0 billion principal amount of 5.500% senior notes due 2026 in an offering to eligible purchasers. The senior notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. Fees and expenses related to the offering totaled $12 million in the three months ended September 30, 2018, which was capitalized as a reduction in the carrying amount of the debt. Net proceeds from the sale of the senior notes totaling approximately $990 million, together with cash on hand and cash received from the funding of the Receivables Facility (see Note 10), were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with the cash tender offers described below. The 5.500% senior notes mature in September 2026, with interest payable in cash semiannually in arrears on March 1 and September 1 beginning March 1, 2019.

The indenture governing the 5.500% senior notes provides for the full and unconditional guarantee by certain direct and indirect subsidiaries of Vistra Operations of the punctual payment of the principal and interest on the notes. The Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of the Issuer and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Vistra Energy Senior Notes

Tender Offers and Consent Solicitations — In August 2018, Vistra Energy used the net proceeds from the issuance of the Vistra Operations 5.500% senior notes due 2026, proceeds from the Receivables Facility (see Note 10) and cash on hand to fund cash tender offers (the Tender Offers) to purchase for cash $1.542 billion of senior notes assumed in the Merger. We recorded an extinguishment loss of $27 million on the transactions in the three months ended September 30, 2018. Notes purchased consisted of the following:

•	$26 million of 7.625% senior notes due 2024;

•	$163 million of 8.034% senior notes due 2024;

•	$669 million of 8.000% senior notes due 2025, and

•	$684 million of 8.125% senior notes due 2026.

In connection with the Tender Offers, Vistra Energy also commenced solicitations of consents from holders of the 7.375% senior notes due 2022, the 7.625% senior notes due 2024, the 8.034% senior notes due 2024, the 8.000% senior notes due 2025 and the 8.125% senior notes due 2026 to amend certain provisions of the applicable indentures governing each series of senior notes and the registration rights agreement with respect to the 8.125% senior notes due 2026. Vistra Energy received the requisite consents from the holders of the 8.034% senior notes due 2024, the 8.000% senior notes due 2025 and the 8.125% senior notes due 2026 (collectively, the Consent Senior Notes) and amended (a) the indentures governing each series of the applicable senior notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default and (b) the registration rights agreement with respect to the 8.125% senior notes due 2026 to remove, among other things, the requirement that Vistra Energy commence an exchange offer to issue registered securities in exchange for the existing, nonregistered notes.

Assumption of Senior Notes in Merger — On the Merger Date, Vistra Energy assumed $6.138 billion principal amount of Dynegy's senior notes. In May 2018, $850 million of outstanding 6.75% senior notes due 2019 were redeemed at a redemption price of 101.688% of the aggregate principal amount, plus accrued and unpaid interest to but not including the date of redemption. Fees and expenses related to the redemption totaled $14 million in the three months ended June 30, 2018 and were recorded as interest expense and other charges on the condensed statements of consolidated income (loss). In June 2018, each of the Company's subsidiaries that guaranteed the Vistra Operations Credit Facilities (and did not already guarantee the senior notes) provided a guarantee on the senior notes that remained outstanding.

The senior notes that remain outstanding after the closing of the Tender Offers are unsecured and unsubordinated obligations of Vistra Energy and are guaranteed by substantially all of its current and future wholly owned domestic subsidiaries that from time to time are a borrower or guarantor under the agreement governing the Vistra Operations Credit Facilities (Credit Facilities Agreement) (see Note 21). The respective indentures of the senior notes (except with respect to the Consent Senior Notes) limit, among other things, the ability of the Company or any of the guarantors to create liens upon any principal property to secure debt for borrowed money in excess of, among other limitations, 30% of total assets. The respective indentures of the senior notes also contain customary events of default which would permit the holders of the applicable series of senior notes to declare such notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely principal or interest payments on such notes or (except with respect to the Consent Senior Notes) other indebtedness aggregating $100 million or more, and, except with respect to the Consent Senior Notes, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

Amortizing Notes

On the Merger Date, Vistra Energy assumed the obligations of Dynegy's senior amortizing note (Amortizing Notes) maturing on July 1, 2019. The Amortizing Notes were issued in connection with the issuance of the tangible equity units (TEUs) by Dynegy (see Note 13). Each installment payment per Amortizing Note will be paid in cash and will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 7.00%. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the indenture.

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

Forward Capacity Agreements

On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2018-2019, 2019-2020 and 2020-2021 in the amounts of $7 million, $121 million and $110 million, respectively. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as long-term debt of $238 million with an implied interest rate of 4.90%.

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

Maturities
Long-term debt maturities at September 30, 2018 are as follows:

September 30, 2018
Remainder of 2018	$54
2019	182
2020	204
2021	130
2022	1,824
Thereafter	8,676
Unamortized premiums, discounts and debt issuance costs	171
Total long-term debt, including amounts due currently	$11,241

12.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts, including the assumed Dynegy senior notes described above, that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of September 30, 2018, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees.

Letters of Credit

At September 30, 2018, we had outstanding letters of credit under the Vistra Operations Credit Facilities totaling $1.210 billion as follows:

•
$1.030 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs;

•	$52 million to support executory contracts and insurance agreements;

•	$55 million to support our REP financial requirements with the PUCT, and

•	$73 million for other credit support requirements.

Litigation

Gas Index Pricing Litigation — We, through our subsidiaries, and other energy companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices in three states (Kansas, Missouri and Wisconsin) during the relevant time period and seek damages under the respective state antitrust statutes. Four of the cases are putative class actions and one case, Reorganized FLI (nka J.P. Morgan Trust Co., National Assn.) v. Oneok Inc., et al., is an individual action on behalf of Farmland Industries, Inc. (Farmland), with Farmland seeking full consideration damages (i.e., the full amount it paid for natural gas purchases during the relevant timeframe). The cases are consolidated in a multi-district litigation proceeding pending in the U. S. District Court for Nevada. In March 2017, the court denied the class plaintiffs' motions to certify class actions in each of the states, which decision was taken on an interlocutory appeal to U.S Court of Appeals for the Ninth Circuit (Ninth Circuit Court). In August 2018, the Ninth Circuit Court vacated the district court orders denying class certification and remanded the cases to the district court for further consideration of the class certification issue. In September 2018, the defendants filed a joint motion for entry of an order denying class certification, and the plaintiffs filed a motion for remand of the cases to the transferor courts to decide class certification issues. As for the Farmland matter, in March 2018, the Ninth Circuit Court reversed a summary judgment in favor of the defendants and it shortly will be remanded for further discovery and other pretrial proceedings. While we cannot predict the outcome of these legal proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

Advatech Dispute — In September 2016, Illinois Power Generating Company (Genco), terminated its Second Amended and Restated Newton Flue Gas Desulfurization System Engineering, Procurement, Construction and Commissioning Services Contract dated as of December 15, 2014 with Advatech, LLC (Advatech). Advatech issued Genco its final invoice in September 2016 totaling $81 million. Genco contested the invoice in October 2016 and believes the proper amount is less than $1 million. In October 2016, Advatech initiated the dispute resolution process under the contract and filed for arbitration in March 2017. Settlement discussions required under the dispute resolution process were unsuccessful. The arbitration hearing occurred in October 2018. We dispute the allegations. While we cannot predict the outcome of this legal proceeding, or estimate a range of costs, it could have a material impact on our results of operations, liquidity or financial condition.

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

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas emissions from new, modified and reconstructed and existing electricity generation units, referred to as the Clean Power Plan, including rules for existing facilities that would establish state-specific emissions rate goals to reduce nationwide CO2 emissions. Various parties (including Luminant) filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) and subsequently, in January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the U.S. Supreme Court (Supreme Court) asking that the Supreme Court stay the rule while the D.C. Circuit Court reviews the legality of the rule for existing plants. In February 2016, the Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule was heard in September 2016 before the entire D.C. Circuit Court, but the D.C. Circuit Court has not issued a decision. The D.C. Circuit Court's most-recent 60-day abeyance of the case expired in August 2018.

In October 2017, the EPA issued a proposed rule that would repeal the Clean Power Plan, with the proposed repeal focusing on what the EPA believes to be the unlawful nature of the Clean Power Plan and asking for public comment on the EPA's interpretations of its authority under the Clean Air Act. In December 2017, the EPA published an advance notice of proposed rulemaking (ANPR) soliciting information from the public as the EPA considers proposing a future rule. Vistra Energy submitted comments on the ANPR in February 2018. Vistra Energy submitted comments to the proposed repeal in April 2018. In August 2018, the EPA published a proposed replacement rule called the Affordable Clean Energy rule. Comments on the proposed rule are due in October 2018. While we cannot predict the outcome of these rulemakings and related legal proceedings, or estimate a range of reasonably probable costs, if the rules are ultimately implemented or upheld as they were issued, they could have a material impact on our results of operations, liquidity or financial condition.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In January 2016, the EPA issued a final rule approving in part and disapproving in part Texas's 2009 State Implementation Plan (SIP) as it relates to the reasonable progress component of the Regional Haze program and issuing a Federal Implementation Plan (FIP). The EPA's emission limits in the FIP assume additional control equipment for specific lignite/coal-fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven electricity generating units (including Big Brown Units 1 and 2, Monticello Units 1 and 2 and Coleto Creek) and upgrades to existing scrubbers at seven generation units (including Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4). In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the FIP's Texas requirements. In July 2016, the Fifth Circuit Court granted motions to stay the rule filed by Luminant and the other parties pending final review of the petitions for review. In December 2016, the EPA filed a motion seeking a voluntary remand of the rule back to the EPA for further consideration of Luminant's pending request for administrative reconsideration. In March 2017, the Fifth Circuit Court remanded the rule back to the EPA for reconsideration. The stay of the rule (and the emission control requirements) remains in effect, and the EPA is required to file status reports of its reconsideration every 60 days. The retirements of our Monticello, Big Brown and Sandow 4 plants should have a favorable impact on this rulemaking and litigation. While we cannot predict the outcome of the rulemaking and legal proceedings, or estimate a range of reasonably possible costs, the result could have a material impact on our results of operations, liquidity or financial condition.

In September 2017, the EPA signed a final rule addressing BART for Texas electricity generating units, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule creates an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program will start on January 1, 2019, and the identified units will receive an annual allowance allocation that is equal to their most recent annual CSAPR SO2 allocation. Cumulatively, our units covered by the program are allocated 100,279 allowances annually. Under the rule, a unit that is listed that does not operate for two consecutive years starting after 2018 would no longer receive allowances after the fifth year of non-operation. We believe the retirements of our Monticello, Big Brown and Sandow 4 plants will enhance our ability to comply with this BART rule for SO2. For NOX, the rule adopts the CSAPR's ozone program as BART and for particulate matter, the rule approves Texas's SIP that determines that no electric generating units are subject to BART for particulate matter. The National Parks Conservation Association, the Sierra Club and the Environmental Defense Fund filed a petition challenging the rule in the Fifth Circuit Court as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court granted a joint motion filed by the EPA and the environmental groups involved to abate the Fifth Circuit Court proceedings until the EPA has taken action on the reconsideration petition and concludes the reconsideration process. In August 2018, the EPA issued a proposed rule to affirm the prior BART final rule and seeking comments on that proposal, which are due in October 2018. While we cannot predict the outcome of the rulemaking and legal proceedings, we believe the rule, if ultimately implemented or upheld as issued, will not have a material impact on our results of operations, liquidity or financial condition.

Affirmative Defenses During Malfunctions

In February 2013, the EPA proposed a rule requiring certain states to remove SIP exemptions for excess emissions during malfunctions or replace them with an affirmative defense. In May 2015, the EPA finalized its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The final rule impacted 36 states, including Texas, Illinois and Ohio, in which we operate. The EPA's final rule would require covered states to remove or replace their EPA-approved exemptions or affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. Several states (including the State of Texas and the State of Ohio) and various industry parties (including Luminant) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. Before the oral argument was held, in April 2017, the D.C. Circuit Court granted the EPA's motion to continue oral argument and ordered that the case be held in abeyance with the EPA to provide status reports to the D.C. Circuit Court on the EPA's review of the action at 90-day intervals. In October 2018, the EPA partially granted Texas' petition for reconsideration of the Texas SIP call. We cannot predict the timing or outcome of this proceeding, or estimate a range of reasonably possible costs, but implementation of the rule as finalized could have a material impact on our results of operations, liquidity or financial condition.

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

In August 2013, the U.S. Department of Justice (DOJ), acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant in federal district court in Dallas, alleging violations of the CAA, including its New Source Review standards, at our Big Brown and Martin Lake generation facilities. The lawsuit requests (i) the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and (ii) injunctive relief, including an order to apply for pre-construction permits which may require the installation of best available control technology at the affected units. In August 2015, the district court granted Luminant's motion to dismiss seven of the nine claims asserted by the EPA in the lawsuit.

In January 2017, the EPA dismissed its two remaining claims with prejudice and the district court entered final judgment in Luminant's favor. In March 2017, the EPA and the Sierra Club appealed the final judgment to the Fifth Circuit Court. After the parties filed their respective briefs in the Fifth Circuit Court, the appeal was argued before the Fifth Circuit Court in March 2018. In October 2018, the Fifth Circuit Court affirmed in part, reversed in part, and remanded to the district court. The Fifth Circuit Court's decision held that the district court properly dismissed all of the civil penalties as time-barred. The Fifth Circuit Court further held that the grounds cited by the district court did not support dismissal of the injunctive relief claims at this early stage of the case and remanded the case back to the district court for further consideration. We believe that we have complied with all requirements of the CAA and intend to continue to vigorously defend against the remaining allegations. An adverse outcome could require substantial capital expenditures that cannot be determined at this time or retirement of the remaining plant at issue, Martin Lake. The retirement of the Big Brown plant should have a favorable impact on this litigation. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

Edwards CAA Citizen Suit — In April 2013, environmental groups filed a CAA citizen suit in the U.S. District Court for the Central District of Illinois alleging violations of opacity and particulate matter limits at our MISO segment's Edwards facility. In August 2016, the district court granted the plaintiffs’ motion for summary judgment on certain liability issues. We filed a motion seeking interlocutory appeal of the court’s summary judgment ruling. In February 2017, the appellate court denied our motion for interlocutory appeal. The parties completed briefing on motions for summary judgment in October 2018, and the remedy phase trial remains scheduled for March 2019. We dispute the allegations and will defend the case vigorously. We are unable to predict the outcome of these matters.

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

Coal Combustion Residuals/Groundwater

On July 30, 2018, the EPA published a final rule that amends certain provisions of the Coal Combustion Residuals (CCR) rule that the agency issued in 2015. The 2018 revisions extend closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. The 2018 revisions also (1) establish groundwater protection standards for cobalt, lithium, molybdenum and lead (2) allow authorized state programs to waive groundwater monitoring requirements when there is a demonstration of no potential for contaminant migration, and (3) allow the permitting authority to issue certifications in lieu of a qualified professional engineer. The 2018 revisions became effective in August 2018, and we are continuing to evaluate the impact on our CCR facilities. Also, on August 21, 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule. The EPA is expected to undertake further revisions to its CCR regulations in response to the D.C. Circuit Court's ruling. While we cannot predict the impacts of these rule revisions (including whether and if so how the states in which we operate will utilize the authority delegated to the states through the revisions), or estimate a range of reasonably possible costs related to these revisions, the changes that result from these revisions could have a material impact on our results of operations, liquidity or financial condition.

MISO Segment — In 2012, the Illinois EPA (IEPA) issued violation notices alleging violations of groundwater standards onsite at our Baldwin and Vermilion facilities' CCR surface impoundments. In 2016, the IEPA approved our closure and post-closure care plans for the Baldwin old east, east, and west fly ash CCR surface impoundments. We are working towards implementation of those closure plans.

At our retired Vermilion facility, which is not subject to the EPA's 2015 CCR rule, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, with revised plans submitted in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. By letter dated January 31, 2018, Prairie Rivers Network provided 60-day notice of its intent to sue our subsidiary Dynegy Midwest Generation, LLC under the federal Clean Water Act for alleged unauthorized discharges from the surface impoundments at our Vermilion facility and alleged related violations of the facility's National Pollutant Discharge Elimination System permit. Prairie Rivers Network filed a citizen suit in May 2018, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. We dispute the allegations and will vigorously defend our position.

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

If remediation measures concerning groundwater are necessary at any of our coal-fired facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. At this time, in part because of the revisions to the CCR rule that the EPA published on July 30, 2018 and the D.C. Circuit Court's vacatur and remand of certain provisions of the EPA's 2015 CCR rule, we cannot reasonably estimate the costs, or range of costs, of groundwater remediation, if any, that ultimately may be required. CCR surface impoundment and landfill closure costs, as determined by our operations and environmental services teams, are reflected in our AROs.

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

13.	EQUITY

Equity Issuances

See Note 2 for information regarding Vistra Energy common stock issued as a result of the Merger.

Share Repurchase Program

In June 2018, we announced that our board of directors had authorized a share repurchase program (Program) under which up to $500 million of our outstanding common stock may be repurchased. The Program was effective as of June 13, 2018. Through September 30, 2018, 18,271,105 shares of our common stock had been repurchased for $424 million (including related fees and expenses) at an average price per share of common stock of $23.18. At September 30, 2018, $76 million was available for additional repurchases under the Program. The Program was completed on October 19, 2018.

In November 2018, we announced that our board of directors had authorized an incremental share repurchase program under which up to $1.25 billion of our outstanding stock may be purchased. We intend to implement the program opportunistically from time to time over the next 12 to 18 months.

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

Dividends and Dividend Restrictions

Dividends — Vistra Energy did not declare or pay any dividends during the nine months ended September 30, 2018 and 2017.

In November 2018, Vistra Energy announced that its board of directors had adopted a dividend program pursuant to which Vistra Energy would initiate an annual dividend of approximately $0.50 per share expected to begin in the first quarter of 2019. Each dividend under the program will be subject to the declaration by the board of directors and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra Energy's results of operations, financial condition and liquidity and Delaware law.

Dividend Restrictions — There are no restrictions in the Vistra Energy senior notes that preclude the payment of dividends. The agreement governing the Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2018, Vistra Operations can distribute approximately $9.2 billion to Vistra Energy Corp. (the Parent) under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to the Parent was partially reduced by distributions made by Vistra Operations to the Parent during the year ended December 31, 2017 of approximately $1.1 billion. In the three and nine months ended September 30, 2018, distributions totaling $1.9 billion and $3.928 billion, respectively, were made by Vistra Operations to the Parent. In September 2018, the board of directors approved an additional $400 million distribution by Vistra Operations to the Parent that was paid in October 2018. Additionally, Vistra Operations may make distributions to the Parent in amounts sufficient for the Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of the Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2018, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to the Parent totaled approximately $7.8 billion.

Under applicable Delaware General Corporate Law, we are prohibited from paying any distribution to the extent that such distribution exceeds the value of our "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock).

Warrants

At the Merger Date, the Company entered into an agreement whereby holders of each outstanding warrant previously issued by Dynegy will be entitled to receive, upon exercise, the equity securities to which the holder would have been entitled to receive of Dynegy common stock converted into shares of Vistra Energy common stock at the Exchange Ratio. As of September 30, 2018, nine million warrants expiring in 2024 with an exercise price of $35.00 were outstanding, each of which can be redeemed for 0.652 share of Vistra Energy common stock. The warrants are recorded as equity in our condensed consolidated balance sheet.

Tangible Equity Units

At the Merger Date, the Company assumed the obligations of Dynegy's 4,600,000 7.00% tangible equity units, each with a stated amount of $100.00 and each comprised of (i) a prepaid stock purchase contract that will deliver to the holder, not later than July 1, 2019, unless earlier redeemed or settled, not more than 4.0421 shares of Vistra Energy common stock and not less than 3.2731 shares of Vistra Energy common stock per contract based upon the applicable fixed settlement rate in the contract and (ii) a senior amortizing note with an outstanding principal amount of $38 million at the Merger Date that pays an equal quarterly cash installment of $1.75 per amortizing note (see Note 11). In the aggregate, the annual quarterly cash installments will be equivalent to a 7.00% cash payment per year with respect to each $100.00 stated amount of tangible equity units. The prepaid stock purchase contracts are classified within equity. The amortizing notes are classified as long-term debt.

Shareholder's Equity

The following table presents the changes to shareholder's equity for the three months ended September 30, 2018:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at June 30, 2018	$5	$10,015	$(1,591)	$(16)	$7	$8,420
Net income	—	—	330	—	—	330
Treasury stock	—	(349)	—	—	—	(349)
Effects of stock-based incentive compensation plans	—	6	—	—	—	6
Change in unrecognized losses related to pension and OPEB plans	—	—	—	1	—	1
Investment by noncontrolling interest	—	—	—	—	(1)	(1)
Other	—	(2)	—	—	—	(2)
Balance at September 30, 2018	$5	$9,670	$(1,261)	$(15)	$6	$8,405

The following table presents the changes to shareholder's equity for the nine months ended September 30, 2018:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$4	$7,765	$(1,410)	$(17)	$—	$6,342
Stock issued in connection with the Merger	1	1,891	—	—	—	1,892
Net income	—	—	132	—	—	132
Adoption of accounting standard (Note 1)	—	—	17	—	—	17
Treasury stock	—	(424)	—	—	—	(424)
Effects of stock-based incentive compensation plans	—	69	—	—	—	69
Tangible equity units acquired	—	369	—	—	—	369
Warrants acquired	—	2	—	—	—	2
Change in unrecognized losses related to pension and OPEB plans	—	—	—	2	—	2
Investment by noncontrolling interest	—	—	—	—	6	6
Other	—	(2)	—	—	—	(2)
Balance at September 30, 2018	$5	$9,670	$(1,261)	$(15)	$6	$8,405
________________

(a)	Authorized shares totaled 1,800,000,000 at September 30, 2018. Outstanding shares totaled 507,391,134 and 428,398,802 at September 30, 2018 and December 31, 2017, respectively.

The following table presents the changes to shareholder's equity for the three months ended September 30, 2017:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2017	$4	$7,750	$(1,102)	$6	$6,658
Net income	—	—	273	—	273
Effects of stock-based incentive compensation plans	—	5	—	—	5
Other	—	—	(1)	—	(1)
Balance at September 30, 2017	$4	$7,755	$(830)	$6	$6,935
The following table presents the changes to shareholder's equity for the nine months ended September 30, 2017:

	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	$4	$7,742	$(1,155)	$6	$6,597
Net income	—	—	325	—	325
Effects of stock-based incentive compensation plans	—	13	—	—	13
Balance at September 30, 2017	$4	$7,755	$(830)	$6	$6,935
________________

(a)	Authorized shares totaled 1,800,000,000 at September 30, 2017. Outstanding shares totaled 427,597,368 and 427,580,232 at September 30, 2017 and December 31, 2016, respectively.

14.	FAIR VALUE MEASUREMENTS

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

Fair value measurements of derivative assets and liabilities incorporate an adjustment for credit-related nonperformance risk. These nonperformance risk adjustments take into consideration master netting arrangements, credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 15 for additional information regarding credit risk associated with our derivatives). We utilize credit ratings and default rate factors in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

September 30, 2018
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$192	$143	$148	$65	$548
Interest rate swaps	—	175	—	—	175
Nuclear decommissioning trust – equity securities (c)	519	—	—	—	519
Nuclear decommissioning trust – debt securities (c)	—	433	—	—	433
Sub-total	$711	$751	$148	$65	1,675
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					322
Total assets					$1,997
Liabilities:
Commodity contracts	$273	$501	$392	$65	$1,231
Interest rate swaps	—	4	—	—	4
Total liabilities	$273	$505	$392	$65	$1,235

December 31, 2017
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$47	$98	$75	$2	$222
Interest rate swaps	—	18	—	8	26
Nuclear decommissioning trust – equity securities (c)	468	—	—	—	468
Nuclear decommissioning trust – debt securities (c)	—	430	—	—	430
Sub-total	$515	$546	$75	$10	1,146
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					290
Total assets					$1,436
Liabilities:
Commodity contracts	$45	$143	$128	$2	$318
Interest rate swaps	—	—	—	8	8
Total liabilities	$45	$143	$128	$10	$326
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in our condensed consolidated balance sheets. See Note 20.

(d)
The fair value amounts presented in this line are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our condensed consolidated balance sheets. Certain investments measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium, coal and emissions agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated as normal purchases or sales. Interest rate swaps are used to reduce exposure to interest rate changes by converting floating-rate interest to fixed rates. See Note 15 for further discussion regarding derivative instruments.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facility. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2018 and December 31, 2017:

September 30, 2018
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$11	$(173)	$(162)	Valuation Model	Hourly price curve shape (c)	$0 to $90/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $120/ MWh
Electricity and weather options	15	(161)	(146)	Option Pricing Model	Gas to power correlation (e)	15% to 95%
					Power volatility (e)	5% to 435%
Financial transmission rights	86	(19)	67	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10) to $50/ MWh
Other (h)	36	(39)	(3)
Total	$148	$(392)	$(244)

December 31, 2017
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$12	$(33)	$(21)	Valuation Model	Hourly price curve shape (c)	$0 to $40/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20 to $70/ MWh
Electricity and weather options	10	(91)	(81)	Option Pricing Model	Gas to power correlation (e)	30% to 100%
					Power volatility (e)	5% to 180%
Financial transmission rights	45	(4)	41	Market Approach (f)	Illiquid price differences between settlement points (g)	$0 to $15/ MWh
Other (h)	8	—	8
Total	$75	$(128)	$(53)
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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017. See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2018 and 2017.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net asset (liability) balance at beginning of period	$(222)	$75	$(53)	$83
Total unrealized valuation gains (losses)	(102)	132	(333)	139
Purchases, issuances and settlements (a):
Purchases	41	16	99	51
Issuances	(14)	(5)	(22)	(19)
Settlements	58	(45)	104	(87)
Transfers into Level 3 (b)	1	—	3	4
Transfers out of Level 3 (b)	(6)	—	(5)	2
Net liabilities assumed in connection with the Merger (Note 2)	—	—	(37)	—
Earn-out provision	—	(16)	—	(16)
Net change (c)	(22)	82	(191)	74
Net asset (liability) balance at end of period	$(244)	$157	$(244)	$157
Unrealized valuation gains (losses) relating to instruments held at end of period	$(120)	$106	$(273)	$110
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)	Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Activity excludes change in fair value in the month positions settle. Substantially all changes in value of commodity contracts (excluding net liabilities assumed in connection with the Merger) are reported as operating revenues in our condensed statements of consolidated income (loss).

15.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price and interest rate risk. See Note 14 for a discussion of the fair value of derivatives.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$432	$25	$1	$—	$458
Noncurrent assets	67	150	48	—	265
Current liabilities	(6)	—	(973)	(2)	(981)
Noncurrent liabilities	(10)	—	(242)	(2)	(254)
Net assets (liabilities)	$483	$175	$(1,166)	$(4)	$(512)

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$190	$—	$—	$—	$190
Noncurrent assets	30	22	2	4	58
Current liabilities	—	(4)	(216)	(4)	(224)
Noncurrent liabilities	—	—	(102)	—	(102)
Net assets (liabilities)	$220	$18	$(316)	$—	$(78)

At September 30, 2018 and December 31, 2017, there were no derivative positions accounted for as cash flow or fair value hedges. There were no amounts recognized in OCI for both the three and nine months ended September 30, 2018 and 2017.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed statements of consolidated income (loss) presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commodity contracts (Operating revenues)	$(278)	$166	$(655)	$333
Commodity contracts (Fuel, purchased power costs and delivery fees)	21	9	32	3
Interest rate swaps (Interest expense and related charges)	38	(4)	115	(24)
Net gain (loss)	$(219)	$171	$(508)	$312

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2018				December 31, 2017
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$483	$(338)	$(1)	$144	$220	$(113)	$(1)	$106
Interest rate swaps	175	(4)	—	171	18	—	—	18
Total derivative assets	658	(342)	(1)	315	238	(113)	(1)	124
Derivative liabilities:
Commodity contracts	(1,166)	338	92	(736)	(316)	113	1	(202)
Interest rate swaps	(4)	4	—	—	—	—	—	—
Total derivative liabilities	(1,170)	342	92	(736)	(316)	113	1	(202)
Net amounts	$(512)	$—	$91	$(421)	$(78)	$—	$—	$(78)
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,264	1,259	Million MMBtu
Electricity	246,262	114,129	GWh
Financial Transmission Rights (b)	176,207	110,913	GWh
Coal	47	2	Million U.S. tons
Fuel oil	4	5	Million gallons
Uranium	100	325	Thousand pounds
Emissions	25	—	Million tons
Interest rate swaps – floating/fixed (c)	$7,718	$3,000	Million U.S. dollars
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ISOs.

(c)	Includes notional amounts of interest rate swaps with maturity dates through July 2026.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2018	December 31, 2017
Fair value of derivative contract liabilities (a)	$(629)	$(204)
Offsetting fair value under netting arrangements (b)	161	103
Cash collateral and letters of credit	222	41
Liquidity exposure	$(246)	$(60)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2018, total credit risk exposure to all counterparties related to derivative contracts totaled $858 million (including associated accounts receivable). The net exposure to those counterparties totaled $397 million at September 30, 2018, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $70 million. At September 30, 2018, the credit risk exposure to the banking and financial sector represented 57% of the total credit risk exposure and 47% of the net exposure.

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

16.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT (OPEB) PLANS

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

Components of Net Benefit Cost

For the three and nine months ended September 30, 2018, net periodic benefit costs consisted of the following:

	Pension Benefits				OPEB Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$5	$1	$10	$4	$1	$—	$2	$1
Other costs	(1)	—	(1)	—	1	1	3	3
Net periodic benefit cost	$4	$1	$9	$4	$2	$1	$5	$4

17.    STOCK-BASED COMPENSATION

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

18.	RELATED PARTY TRANSACTIONS

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three and nine months ended September 30, 2018 and 2017.

Tax Receivable Agreement

On the Effective Date, Vistra Energy entered into the TRA with a transfer agent on behalf of certain former first lien creditors of TCEH. See Note 8 for discussion of the TRA.

19.	SEGMENT INFORMATION

The operations of Vistra Energy are aligned into six reportable business segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE, (v) MISO and (vi) Asset Closure. Our chief operating decision maker reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations.

The Retail segment is engaged in retail sales of electricity and related services to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy and Value Based Brands LLC in Texas, Dynegy Energy Services in Massachusetts, Ohio, Illinois and Pennsylvania and Homefield Energy in Illinois. Prior to the Merger, the Retail segment was referred to as the Retail Electricity segment.

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

Except as noted in Note 1, the accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2017 Form 10-K. Our chief operating decision maker uses more than one measure to assess segment performance, including segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues (a)
Retail	$1,813	$1,286	$4,239	$3,136
ERCOT	1,396	891	2,190	1,994
PJM	620	—	1,104	—
NY/NE	301	—	487	—
MISO	230	—	488	—
Asset Closure	(1)	312	48	763
Corporate and Other (b)	91	—	123	—
Eliminations	(1,207)	(656)	(2,098)	(1,406)
Consolidated operating revenues	$3,243	$1,833	$6,581	$4,487

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization
Retail	$(80)	$(108)	$(237)	$(322)
ERCOT	(122)	(59)	(295)	(166)
PJM	(141)	—	(266)	—
NY/NE	(55)	—	(104)	—
MISO	(3)	—	(6)	—
Asset Closure	—	(1)	—	(1)
Corporate and Other (b)	(25)	(10)	(60)	(30)
Eliminations	—	—	1	—
Consolidated depreciation and amortization	$(426)	$(178)	$(967)	$(519)
Operating income (loss)
Retail (c)	$(83)	$(3)	$371	$54
ERCOT	643	406	234	555
PJM	61	—	85	—
NY/NE	45	—	36	—
MISO	(2)	—	30	—
Asset Closure	(4)	63	(26)	96
Corporate and Other (b)	(8)	(15)	(244)	(47)
Eliminations	(2)	1	(1)	—
Consolidated operating income	$650	$452	$485	$658
Net income (loss)
Retail (c)	$(86)	$7	$397	$77
ERCOT	643	405	236	552
PJM	62	—	86	—
NY/NE	47	—	41	—
MISO	(3)	—	29	—
Asset Closure	(4)	64	(24)	101
Corporate and Other (b)	(328)	(203)	(635)	(405)
Consolidated net income	$331	$273	$130	$325
____________

(a)	The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail	$(24)	$2	$(11)	$11
ERCOT	192	226	(207)	375
PJM	(28)	—	(38)	—
NY/NE	(7)	—	(32)	—
MISO	(34)	—	(4)	—
Corporate and Other (b)	3	—	4	—
Eliminations (1)	(130)	(89)	49	(171)
Consolidated unrealized net gains (losses) from mark-to-market valuations of commodity positions included in operating revenues	$(28)	$139	$(239)	$215
____________

(1)	Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.

(b)	Other includes CAISO operations. Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate net income.

(c)	Retail operating loss and net loss is driven by unrealized losses from mark-to-market valuations of commodity positions included in fuel, purchased power costs and delivery fees.

	September 30, 2018	December 31, 2017
Total assets
Retail	$7,365	$6,156
ERCOT	9,101	6,834
PJM	6,796	—
NY/NE	2,705	—
MISO	945	—
Asset Closure	237	235
Corporate and Other and Eliminations	(1,261)	1,375
Consolidated total assets	$25,888	$14,600

20.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest paid/accrued	$164	$52	$380	$157
Unrealized mark-to-market net (gains) losses on interest rate swaps	(38)	(3)	(123)	3
Losses on extinguishment of debt and amortization of debt issuance costs, discounts and premiums	27	2	31	2
Reversal of debt extinguishment gain	—	21	—	—
Capitalized interest	(3)	(1)	(10)	(5)
Other	4	5	13	12
Total interest expense and related charges	$154	$76	$291	$169

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 4.18% at September 30, 2018.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other income:
Office space sublease rental income (a)	$2	$3	$6	$9
Mineral rights royalty income (b)	—	1	—	3
Sale of land (b)	—	1	1	4
Interest income	3	4	14	10
All other	1	1	4	3
Total other income	$6	$10	$25	$29
Other deductions:
Other	1	—	$4	$5
Total other deductions	$1	$—	$4	$5
____________

(a)	Reported in Corporate and Other non-segment.

(b)	Reported in ERCOT segment.

Restricted Cash

	September 30, 2018		December 31, 2017
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the Vistra Operations Credit Facilities (Note 11)	$—	$—	$—	$500
Amounts related to restructuring escrow accounts	59	—	59	—
Total restricted cash	$59	$—	$59	$500

Trade Accounts Receivable

	September 30, 2018	December 31, 2017
Wholesale and retail trade accounts receivable	$1,268	$596
Allowance for uncollectible accounts	(25)	(14)
Trade accounts receivable — net	$1,243	$582

Gross trade accounts receivable at September 30, 2018 and December 31, 2017 included unbilled retail revenues of $356 million and $251 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2018	2017
Allowance for uncollectible accounts receivable at beginning of period	$14	$10
Increase for bad debt expense	41	35
Decrease for account write-offs	(30)	(24)
Allowance for uncollectible accounts receivable at end of period	$25	$21

Inventories by Major Category

	September 30, 2018	December 31, 2017
Materials and supplies	$279	$149
Fuel stock	108	83
Natural gas in storage	6	21
Total inventories	$393	$253

Investments

	September 30, 2018	December 31, 2017
Nuclear plant decommissioning trust	$1,274	$1,188
Assets related to employee benefit plans (Note 16)	34	—
Land	49	49
Miscellaneous other	—	3
Total investments	$1,357	$1,240

Investments in Unconsolidated Subsidiaries

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At September 30, 2018, our estimated investment in NELP totaled $133 million subject to any adjustments to our purchase price allocation. Our risk of loss related to our equity method investment is limited to our investment balance (see Note 2).

For the three and nine months ended September 30, 2018, equity earnings related to our investment in NELP totaled $7 million and $11 million, respectively, recorded in equity in earnings of unconsolidated investment in our condensed statements of consolidated net income (loss). For the three and nine months ended September 30, 2018, we received distributions totaling $7 million and $13 million, respectively.

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor Electric Delivery Company LLC's (Oncor) customers as a delivery fee surcharge over the life of the plant and deposited by Vistra Energy in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a regulatory asset/liability (currently a regulatory liability reported in other noncurrent liabilities and deferred credits) that will ultimately be settled through changes in Oncor's delivery fees rates. In the event that funds recovered from Oncor's customers that are held in the trust fund are determined to be inadequate to decommission the Comanche Peak nuclear generation plant, Oncor would be required to collect all additional amounts from its customers, with no obligation from Vistra Energy, provided that Vistra Energy complied with PUCT rules and regulations regarding decommissioning trusts. A summary of investments in the fund follows:

	September 30, 2018
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$437	$5	$(9)	$433
Equity securities (c)	277	564	—	841
Total	$714	$569	$(9)	$1,274

	December 31, 2017
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$418	$14	$(2)	$430
Equity securities (c)	265	495	(2)	758
Total	$683	$509	$(4)	$1,188
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.73% and 3.55% at September 30, 2018 and December 31, 2017, respectively, and an average maturity of nine years at both September 30, 2018 and December 31, 2017.

(c)
The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI Inc. EAFE Index for non-U.S. equity investments.

Debt securities held at September 30, 2018 mature as follows: $146 million in one to five years, $96 million in five to 10 years and $191 million after 10 years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gains	$(1)	$1	$—	$3
Realized losses	$1	$(1)	$(2)	$(3)
Proceeds from sales of securities	$118	$56	$211	$154
Investments in securities	$(124)	$(62)	$(227)	$(169)

Property, Plant and Equipment

At September 30, 2018 and December 31, 2017, property, plant and equipment of $14.756 billion and $4.820 billion, respectively, is stated net of accumulated depreciation and amortization of $1.148 billion and $393 million, respectively.

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

At September 30, 2018, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.265 billion, which is less than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $9 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as asset retirement obligations (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2018:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2017	$1,233	$438	$265	$1,936
Additions:
Accretion	32	16	20	68
Adjustment for change in estimates	—	7	(47)	(40)
Obligations assumed in the Merger	—	2	424	426
Reductions:
Payments	—	(57)	(11)	(68)
Liability at September 30, 2018	1,265	406	651	2,322
Less amounts due currently	—	(124)	(59)	(183)
Noncurrent liability at September 30, 2018	$1,265	$282	$592	$2,139

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2018	December 31, 2017
Uncertain tax positions, including accrued interest	$12	$—
Other, including retirement and other employee benefits	334	220
Total other noncurrent liabilities and deferred credits	$346	$220

Fair Value of Debt

		September 30, 2018		December 31, 2017
Debt:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities (Note 11)	Level 2	$5,823	$5,836	$4,323	$4,334
Vistra Operations Senior Notes (Note 11)	Level 2	1,000	1,010	—	—
Vistra Energy Senior Notes (Note 11)	Level 2	3,954	3,945	—	—
7.000% Amortizing Notes (Note 11)	Level 2	31	32	—	—
Forward Capacity Agreements (Note 11)	Level 3	221	221	—	—
Equipment Financing Agreements (Note 11)	Level 3	119	119	—	—
Mandatorily redeemable subsidiary preferred stock (Note 11)	Level 2	70	70	70	70
Building Financing (Note 11)	Level 2	23	21	30	27

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed statements of consolidated cash flows to the amounts reported in our condensed balance sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$811	$1,487
Restricted cash included in current assets	59	59
Restricted cash included in noncurrent assets	—	500
Total cash, cash equivalents and restricted cash	$870	$2,046

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash payments related to:
Interest paid	$662	$197
Capitalized interest	(10)	(5)
Interest paid (net of capitalized interest)	$652	$192
Income taxes	$66	$51
Noncash investing and financing activities:
Construction expenditures (a)	$58	$16
Vistra Energy common stock issued in the Merger (Notes 2 and 13)	$2,245	$—
____________

(a)	Represents end-of-period accruals for ongoing construction projects.

21.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior notes are guaranteed by substantially all of our wholly owned subsidiaries. The following condensed consolidating financial statements present the financial information of (i) Vistra Energy Corp. (Parent), which is the ultimate parent company and issuer of the senior notes with effect as of the Merger Date, on a stand-alone, unconsolidated basis, (ii) the guarantor subsidiaries of Vistra Energy (Guarantor Subsidiaries), (iii) the non-guarantor subsidiaries of Vistra Energy (Non-Guarantor Subsidiaries) and (iv) the eliminations necessary to arrive at the information for Vistra Energy on a consolidated basis. The Guarantor Subsidiaries consist of the wholly-owned subsidiaries, which jointly, severally, fully and unconditionally, guarantee the payment obligations under the senior notes. See Note 11 for discussion of the senior notes.

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

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$3,208	$59	$(24)	$3,243
Fuel, purchased power costs and delivery fees	—	(1,590)	(37)	—	(1,627)
Operating costs	—	(334)	(12)	—	(346)
Depreciation and amortization	—	(402)	(24)	—	(426)
Selling, general and administrative expenses	(23)	(165)	(30)	24	(194)
Operating income (loss)	(23)	717	(44)	—	650
Other income	1	7	—	(2)	6
Other deductions	—	(1)	—	—	(1)
Interest expense and related charges	(110)	(43)	(3)	2	(154)
Impacts of Tax Receivable Agreement	17	—	—	—	17
Equity in earnings of unconsolidated investment	—	7	—	—	7
Income (loss) before income taxes	(115)	687	(47)	—	525
Income tax expense	42	(251)	15	—	(194)
Equity in earnings (loss) of subsidiaries, net of tax	403	(33)	—	(370)	—
Net income (loss)	330	403	(32)	(370)	331
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Vistra Energy	$330	$403	$(33)	$(370)	$330

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended September 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$1,833	$—	$—	$1,833
Fuel, purchased power costs and delivery fees	—	(838)	—	—	(838)
Operating costs	—	(218)	—	—	(218)
Depreciation and amortization	—	(178)	—	—	(178)
Selling, general and administrative expenses	(7)	(140)	—	—	(147)
Operating income (loss)	(7)	459	—	—	452
Other income	2	8	—	—	10
Other deductions	—	—	—	—	—
Interest expense and related charges	—	(76)	—	—	(76)
Impacts of Tax Receivable Agreement	138	—	—	—	138
Income before income taxes	133	391	—	—	524
Income tax expense	(62)	(189)	—	—	(251)
Equity in loss of subsidiaries, net of tax	202	—	—	(202)	—
Net income (loss)	$273	$202	$—	$(202)	$273

Condensed Statements of Consolidating Income (Loss) for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$6,480	$126	$(25)	$6,581
Fuel, purchased power costs and delivery fees	—	(3,405)	(89)	2	(3,492)
Operating costs	—	(898)	(28)	—	(926)
Depreciation and amortization	—	(926)	(41)	—	(967)
Selling, general and administrative expenses	(250)	(452)	(32)	23	(711)
Operating income (loss)	(250)	799	(64)	—	485
Other income	8	19	—	(2)	25
Other deductions	—	(5)	1	—	(4)
Interest expense and related charges	(197)	(92)	(4)	2	(291)
Impacts of Tax Receivable Agreement	(65)	—	—	—	(65)
Equity in earnings of unconsolidated investment	—	11	—	—	11
Income (loss) before income taxes	(504)	732	(67)	—	161
Income tax expense	183	(235)	21	—	(31)
Equity in earnings (loss) of subsidiaries, net of tax	453	(44)	—	(409)	—
Net income (loss)	132	453	(46)	(409)	130
Net income attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income (loss) attributable to Vistra Energy	$132	$453	$(44)	$(409)	$132

Condensed Statements of Consolidating Income (Loss) for the Nine Months Ended September 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$4,487	$—	$—	$4,487
Fuel, purchased power costs and delivery fees	—	(2,250)	—	—	(2,250)
Operating costs	—	(626)	—	—	(626)
Depreciation and amortization	—	(519)	—	—	(519)
Selling, general and administrative expenses	(20)	(414)	—	—	(434)
Operating income (loss)	(20)	678	—	—	658
Other income	2	27	—	—	29
Other deductions	—	(5)	—	—	(5)
Interest expense and related charges	—	(169)	—	—	(169)
Impacts of Tax Receivable Agreement	96	—	—	—	96
Income before income taxes	78	531	—	—	609
Income tax expense	(36)	(248)	—	—	(284)
Equity in earnings of subsidiaries, net of tax	283	—	—	(283)	—
Net income (loss)	$325	$283	$—	$(283)	$325

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$330	$403	$(32)	$(370)	$331
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	1	—	—	1
Total other comprehensive income	—	1	—	—	1
Comprehensive income (loss)	330	404	(32)	(370)	332
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Vistra Energy	$330	$404	$(33)	$(370)	$331
Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended September 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$273	$202	$—	$(202)	$273
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Comprehensive income (loss)	$273	$202	$—	$(202)	$273

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$132	$453	$(46)	$(409)	$130
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	2	—	—	2
Total other comprehensive income	—	2	—	—	2
Comprehensive income (loss)	132	455	(46)	(409)	132
Comprehensive income attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Vistra Energy	$132	$455	$(44)	$(409)	$134

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Nine Months Ended September 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$325	$283	$—	$(283)	$325
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Comprehensive income (loss)	$325	$283	$—	$(283)	$325

Condensed Statements of Consolidating Cash Flows for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by (used in) operating activities	$521	$670	$(328)	$—	$863
Cash flows — financing activities:
Issuances of long-term debt	—	1,000	—	—	1,000
Repayments/repurchases of debt	(4,918)	2,016	—	—	(2,902)
Borrowings under accounts receivable securitization program	—	—	350		350
Cash dividend paid	—	(3,928)	—	3,928	—
Stock repurchase	(414)	—	—	—	(414)
Debt tender offer and other financing fees	(173)	(43)	—	—	(216)
Other, net	10	—	—	—	10
Cash provided by (used in) financing activities	(5,495)	(955)	350	3,928	(2,172)
Cash flows — investing activities:
Capital expenditures	(12)	(191)	(6)	—	(209)
Nuclear fuel purchases	—	(66)	—	—	(66)
Cash acquired in the Merger	—	445	—	—	445
Solar development expenditures	—	(28)	—	—	(28)
Proceeds from sales of nuclear decommissioning trust fund securities	—	211	—	—	211
Investments in nuclear decommissioning trust fund securities	—	(227)	—	—	(227)
Dividend received from subsidiaries	3,928			(3,928)	—
Other, net	—	10	(3)	—	7
Cash provided by (used in) investing activities	3,916	154	(9)	(3,928)	133
Net change in cash, cash equivalents and restricted cash	(1,058)	(131)	13	—	(1,176)
Cash, cash equivalents and restricted cash — beginning balance	1,183	863	—	—	2,046
Cash, cash equivalents and restricted cash — ending balance	$125	$732	$13	$—	$870

Condensed Statements of Consolidating Cash Flows for the Nine Months Ended September 30, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by (used in) operating activities	$(39)	$884	$—	$—	$845
Cash flows — financing activities:
Repayments/repurchases of debt	—	(32)	—	—	(32)
Cash dividend paid	—	(537)	—	537	—
Debt financing fees	—	(5)	—	—	(5)
Cash provided by (used in) financing activities	—	(574)	—	537	(37)
Cash flows — investing activities:
Capital expenditures	—	(86)	—	—	(86)
Nuclear fuel purchases	—	(56)	—	—	(56)
Solar development expenditures	—	(129)	—	—	(129)
Odessa acquisition	—	(355)	—	—	(355)
Proceeds from sales of nuclear decommissioning trust fund securities	—	154	—	—	154
Investments in nuclear decommissioning trust fund securities	—	(169)	—	—	(169)
Dividend received from subsidiaries	537	—	—	(537)	—
Other, net	—	10	—	—	10
Cash provided by (used in) investing activities	537	(631)	—	(537)	(631)
Net change in cash, cash equivalents and restricted cash	498	(321)	—	—	177
Cash, cash equivalents and restricted cash — beginning balance	26	1,562	—	—	1,588
Cash, cash equivalents and restricted cash — ending balance	$524	$1,241	$—	$—	$1,765

Condensed Consolidating Balance Sheet as of September 30, 2018 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$66	$732	$13	$—	$811
Restricted cash	59	—	—	—	59
Advances to affiliates	11	—	—	(11)	—
Trade accounts receivable — net	9	875	359	—	1,243
Accounts receivable — affiliates	15	—	211	(226)	—
Notes due from affiliates	—	101	—	(101)	—
Income taxes receivable	12	—	—	—	12
Inventories	—	378	15	—	393
Commodity and other derivative contractual assets	—	458	—	—	458
Margin deposits related to commodity contracts	—	177	—	—	177
Prepaid expense and other current assets	2	117	4	—	123
Total current assets	174	2,838	602	(338)	3,276
Investments	—	1,323	34	—	1,357
Investment in unconsolidated subsidiary	—	135	—	—	135
Investment in affiliated companies	11,631	362	—	(11,993)	—
Property, plant and equipment — net	18	14,058	680	—	14,756
Goodwill	—	1,907	—	—	1,907
Identifiable intangible assets — net	—	2,711	—	—	2,711
Commodity and other derivative contractual assets	—	265	—	—	265
Accumulated deferred income taxes	955	239	—	(141)	1,053
Other noncurrent assets	240	185	2	1	428
Total assets	$13,018	$24,023	$1,318	$(12,471)	$25,888
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable securitization program	$—	$—	$350	$—	$350
Advances from affiliates	—	2	8	(10)	—
Long-term debt due currently	31	145	5	—	181
Trade accounts payable	3	587	222	—	812
Accounts payable — affiliates	—	215	8	(223)	—
Notes due to affiliates	—	—	101	(101)	—
Commodity and other derivative contractual liabilities	—	981	—	—	981
Margin deposits related to commodity contracts	—	4	—	—	4
Accrued taxes other than income	—	138	1	—	139
Accrued interest	107	16	3	(3)	123
Asset retirement obligations	—	183	—	—	183
Other current liabilities	96	231	2	—	329
Total current liabilities	237	2,502	700	(337)	3,102

Condensed Consolidating Balance Sheet as of September 30, 2018 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Long-term debt, less amounts due currently	3,954	7,073	33	—	11,060
Commodity and other derivative contractual liabilities	—	254	—	—	254
Accumulated deferred income taxes	—	—	146	(141)	5
Tax Receivable Agreement obligation	402	—	—	—	402
Asset retirement obligations	—	2,126	13	—	2,139
Identifiable intangible liabilities — net	—	132	43	—	175
Other noncurrent liabilities and deferred credits	26	305	15	—	346
Total liabilities	4,619	12,392	950	(478)	17,483
Total stockholders' equity	8,399	11,631	362	(11,993)	8,399
Noncontrolling interest in subsidiary	—	—	6	—	6
Total liabilities and equity	$13,018	$24,023	$1,318	$(12,471)	$25,888

Condensed Consolidating Balance Sheet as of December 31, 2017
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,124	$363	$—	$—	$1,487
Restricted cash	59	—	—	—	59
Trade accounts receivable — net	4	578	—	—	582
Inventories	—	253	—	—	253
Commodity and other derivative contractual assets	—	190	—	—	190
Margin deposits related to commodity contracts	—	30	—	—	30
Prepaid expense and other current assets	—	72	—	—	72
Total current assets	1,187	1,486	—	—	2,673
Restricted cash	—	500	—	—	500
Investments	—	1,240	—	—	1,240
Investment in affiliated companies	5,632	—	—	(5,632)	—
Property, plant and equipment — net	—	4,820	—	—	4,820
Goodwill	—	1,907	—	—	1,907
Identifiable intangible assets — net	—	2,530	—	—	2,530
Commodity and other derivative contractual assets	—	58	—	—	58
Accumulated deferred income taxes	5	705	—	—	710
Other noncurrent assets	6	156	—	—	162
Total assets	$6,830	$13,402	$—	$(5,632)	$14,600
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently	$—	$44	$—	$—	$44
Trade accounts payable	11	462	—	—	473
Commodity and other derivative contractual liabilities	—	224	—	—	224
Margin deposits related to commodity contracts	—	4	—	—	4
Accrued taxes	58	—	—	—	58
Accrued taxes other than income	—	136	—	—	136
Accrued interest	—	16	—	—	16
Asset retirement obligations	—	99	—	—	99
Other current liabilities	86	211	—	—	297
Total current liabilities	155	1,196	—	—	1,351
Long-term debt, less amounts due currently	—	4,379	—	—	4,379
Commodity and other derivative contractual liabilities	—	102	—	—	102
Tax Receivable Agreement obligation	333	—	—	—	333
Asset retirement obligations	—	1,837	—	—	1,837
Identifiable intangible liabilities — net	—	36	—	—	36
Other noncurrent liabilities and deferred credits	—	220	—	—	220
Total liabilities	488	7,770	—	—	8,258
Total equity	6,342	5,632	—	(5,632)	6,342
Total liabilities and equity	$6,830	$13,402	$—	$(5,632)	$14,600

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Operating Segments

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and Asset Closure. The PJM, NY/NE and MISO segments were established on the Merger Date to reflect markets served by businesses acquired in the Merger. The Asset Closure segment was established as of January 1, 2018, and we have recast information from prior periods to reflect this change in reportable segments. See Note 19 to the Financial Statements for further information concerning reportable business segments.

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

Dividend Program — In November 2018, Vistra Energy announced that its board of directors had adopted a dividend program pursuant to which Vistra Energy would initiate an annual dividend of approximately $0.50 per share expected to begin in the first quarter of 2019. Each dividend under the program will be subject to the declaration by the board of directors and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra Energy's results of operations, financial condition and liquidity and Delaware law.

Share Repurchase Program — In June 2018, we announced that our board of directors had authorized a share repurchase program (Program) under which up to $500 million of our outstanding common stock may be repurchased. The Program was effective as of June 13, 2018, and the program was completed on October 19, 2018.

Through September 30, 2018, 18,271,105 shares of our common stock had been repurchased for $424 million (including related fees and expenses) at an average price per share of common stock of $23.18, and at September 30, 2018, $76 million was available for additional repurchases under the Program. On a cumulative basis through October 19, 2018, 21,421,925 shares of our common stock had been repurchased for $500 million (including related fees and expenses) at an average price per share of common stock of $23.36.

In November 2018, we announced that our board of directors had authorized an incremental share repurchase program under which up to $1.25 billion of our outstanding stock may be purchased. We intend to implement the program opportunistically from time to time over the next 12 to 18 months.

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

Battery Energy Storage Projects — In October 2018, we were awarded a $1 million grant from the TCEQ for our battery energy storage system at Upton solar facility. The grant is part of the Texas Emissions Reduction Plan. The 10 MW lithium-ion energy storage system will capture excess solar energy produced during the day and release the energy in late afternoon and early evening, when demand is highest. We expect the project to be operational in late 2018.

In June 2018, we announced that, subject to approval by the California Public Utilities Commission (CPUC), we will enter into a 20-year resource adequacy contract with Pacific Gas and Electric Company (PG&E) to develop a 300 MW battery energy storage project at our Moss Landing Power Plant site in California. In late June 2018, PG&E filed its application with the CPUC to approve the contract, and a decision is expected in the fourth quarter of 2018. Pending the receipt of CPUC approval, we anticipate the battery storage project will enter commercial operations by the fourth quarter of 2020.

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

In August 2018, we filed a notice of suspension of operation with PJM and other mandatory regulatory notifications related to the retirement of our 51 MW Northeastern waste coal facility in McAddo, Pennsylvania. We decided to retire this facility due to its uneconomic operations and financial outlook. Following the receipt of regulatory approvals, the facility is expected to close in late 2018.

Debt Activity — We have a target to reduce leverage to approximately 2.5x net debt/EBITDA. The following transactions reflect our intention to simplify our capital structure and reduce interest expense. We will continue to pursue opportunities to refinance our long-term debt and reduce interest expense.

Accounts Receivable Securitization Program — In August 2018, TXU Energy Receivables Company LLC (RecCo), a wholly-owned subsidiary of TXU Energy, and Vistra Energy entered into a $350 million accounts receivable financing facility (Receivables Facility), currently scheduled to terminate in August 2019, with issuers of asset-backed commercial paper and commercial banks. Vistra Energy expects to have the opportunity to renew and/or extend the Receivables Facility upon its expiration subject to such terms and conditions as may be agreed upon by the parties thereto. The Receivables Facility provides Vistra Energy with the ability to borrow up to $350 million. See Note 10 to the Financial Statements for details of the accounts receivable securitization program.

Issuance of Vistra Operations 5.500% Senior Notes Due 2026 — In August 2018, Vistra Operations issued and sold $1.0 billion aggregate principal amount of the 5.500% senior notes due 2026 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The senior notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. Net proceeds from the sale of the senior notes totaling approximately $990 million, together with cash on hand and cash received from the funding of the accounts receivable securitization program described above, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with the tender offers described below.

Tender Offers and Consent Solicitations — In August 2018, Vistra Energy used the net proceeds from the issuance of the Vistra Operations 5.500% senior notes due 2026, proceeds from the accounts receivable securitization program and cash on hand to fund cash tender offers to purchase for cash $1.542 billion of senior notes assumed in the Merger. In connections with the tender offers, Vistra Energy also commenced solicitations of consents from holders of the 7.375% senior notes due 2022, the 7.625% senior notes due 2024, the 8.034% senior notes due 2024, the 8.000% senior notes due 2025 and the 8.125% senior notes due 2026 to amend certain provisions of the applicable indentures governing each series of senior notes and the registration rights agreement with respect to the 8.125% senior notes due 2026. Vistra Energy received the requisite consents from the holders of the 8.034% senior notes due 2024, the 8.000% senior notes due 2025 and the 8.125% senior notes due 2026 and amended the indentures governing each series of the applicable senior notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default. In addition, Vistra Energy received the requisite consents from the holders of the 8.125% senior notes due 2026 and amended the registration rights agreement with respect to the 8.125% senior notes due 2026 to remove, among other things, the requirement that Vistra Energy commence an exchange offer to issue registered securities in exchange for the notes.

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

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities.

Redemption of Debt — In May 2018, $850 million of outstanding 6.75% Senior Notes due 2019 were redeemed at a redemption price of 101.688% of the aggregate principal amount, plus accrued and unpaid interest to but not including the date of redemption (see Note 11).

Natural Gas Price and Market Heat Rate Exposure — Taking together forward wholesale, retail electricity sales and other retail customer considerations and all other hedging positions in ERCOT at September 30, 2018, we had effectively hedged an estimated 98% and 93% of the natural gas price exposure related to our overall business for 2018 and 2019, respectively. These percentages assume conversion of generation positions based on market heat rates and an estimate of natural gas generally being on the margin 70% to 90% of the time in the ERCOT market. Additionally, taking into consideration our overall heat rate exposure and related hedging positions in ERCOT at September 30, 2018, we had effectively hedged 92% and 78% of the heat rate exposure to our overall business for 2018 and 2019, respectively. We make the distinction between natural gas price exposure and heat rate exposure for the ERCOT market because of the high percentage of time natural gas is on the margin and the availability of traded products in ERCOT to hedge heat rate directly. Generation volumes hedged in PJM, NYISO, ISO-NE, MISO and CAISO at September 30, 2018 were as follows:

	2018	2019
PJM	83%	75%
NYISO/ISO-NE	70%	77%
MISO/CAISO	82%	58%

The following sensitivity tables provide approximate estimates of the potential impact of movements in natural gas prices and market heat rates on realized pretax earnings (in millions) taking into account the hedge positions noted in the paragraph above for the periods presented. The estimates related to price sensitivity are based on our expected generation and retail positions, related hedges and forward prices as of September 30, 2018.

	Balance 2018 (a)	2019
ERCOT:
$0.50/MMBtu increase in natural gas price (b)	$ ~—	$ ~45
$0.50/MMBtu decrease in natural gas price (b)	$ ~—	$ ~(25)
1.0/MMBtu/MWh increase in market heat rate (c)	$ ~10	$ ~75
1.0/MMBtu/MWh decrease in market heat rate (c)	$ ~(5)	$ ~(60)
PJM:
$0.50/MMBtu increase in natural gas price (d)	$ ~9	$ ~33
$0.50/MMBtu decrease in natural gas price (d)	$ ~(3)	$ ~(14)
1.0/MMBtu/MWh increase in market heat rate (e)	$ ~9	$ ~39
1.0/MMBtu/MWh decrease in market heat rate (e)	$ ~(4)	$ ~(27)
NYISO/ISO-NE:
$0.50/MMBtu increase in natural gas price (d)	$ ~6	$ ~27
$0.50/MMBtu decrease in natural gas price (d)	$ ~(3)	$ ~(11)
1.0/MMBtu/MWh increase in market heat rate (f)	$ ~8	$ ~26
1.0/MMBtu/MWh decrease in market heat rate (f)	$ ~(3)	$ ~(10)
MISO/CAISO:
$0.50/MMBtu increase in natural gas price (d)	$ ~9	$ ~92
$0.50/MMBtu decrease in natural gas price (d)	$ ~(3)	$ ~(56)
1.0/MMBtu/MWh increase in market heat rate (g)	$ ~7	$ ~46
1.0/MMBtu/MWh decrease in market heat rate (g)	$ ~(4)	$ ~(35)
___________

(a)	Balance of 2018 is from October 1, 2018 through December 31, 2018.

(b)	Based on Houston Ship Channel natural gas prices at September 30, 2018.

(c)	Based on ERCOT North Hub around-the-clock heat rates at September 30, 2018.

(d)	Based on NYMEX natural gas prices at September 30, 2018.

(e)	Based on AEP Dayton Hub, Northern Illinois Hub and PJM West Hub around-the-clock heat rates at September 30, 2018.

(f)	Based on Massachusetts Hub and NYISO Zone C around-the-clock heat rates at September 30, 2018.

(g)	Based on Indiana Hub and NP15 around-the-clock heat rates at September 30, 2018.

Environmental Matters — See Note 12 to Financial Statements for a discussion of greenhouse gas emissions, the Cross-State Air Pollution Rule, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2018	2017		2018	2017
Operating revenues	$3,243	$1,833	$1,410	$6,581	$4,487	$2,094
Fuel, purchased power costs and delivery fees	(1,627)	(838)	(789)	(3,492)	(2,250)	(1,242)
Operating costs	(346)	(218)	(128)	(926)	(626)	(300)
Depreciation and amortization	(426)	(178)	(248)	(967)	(519)	(448)
Selling, general and administrative expenses	(194)	(147)	(47)	(711)	(434)	(277)
Operating income	650	452	198	485	658	(173)
Other income	6	10	(4)	25	29	(4)
Other deductions	(1)	—	(1)	(4)	(5)	1
Interest expense and related charges	(154)	(76)	(78)	(291)	(169)	(122)
Impacts of Tax Receivable Agreement	17	138	(121)	(65)	96	(161)
Equity in earnings of unconsolidated investment	7	—	7	11	—	11
Income before income taxes	525	524	1	161	609	(448)
Income tax expense	(194)	(251)	57	(31)	(284)	253
Net income	$331	$273	$58	$130	$325	$(195)

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,813	$1,396	$620	$301	$230	$(1)	$(1,116)	$3,243
Fuel, purchased power costs and delivery fees	(1,689)	(458)	(321)	(167)	(150)	—	1,158	(1,627)
Operating costs	(16)	(155)	(83)	(23)	(61)	(3)	(5)	(346)
Depreciation and amortization	(80)	(122)	(141)	(55)	(3)	—	(25)	(426)
Selling, general and administrative expenses	(111)	(18)	(14)	(11)	(18)	—	(22)	(194)
Operating income (loss)	(83)	643	61	45	(2)	(4)	(10)	650
Other income	—	—	1	—	—	—	5	6
Other deductions	—	(2)	—	—	—	—	1	(1)
Interest expense and related charges	(3)	2	(3)	(1)	(1)	—	(148)	(154)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	17	17
Equity in earnings of unconsolidated investment	—	—	3	3	—	—	1	7
Income (loss) before income taxes	(86)	643	62	47	(3)	(4)	(134)	525
Income tax expense	—	—	—	—	—	—	(194)	(194)
Net income (loss)	$(86)	$643	$62	$47	$(3)	$(4)	$(328)	$331

	Three Months Ended September 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,286	$891	$312	$(656)	$1,833
Fuel, purchased power costs and delivery fees	(1,064)	(257)	(173)	656	(838)
Operating costs	(4)	(142)	(71)	(1)	(218)
Depreciation and amortization	(108)	(59)	(1)	(10)	(178)
Selling, general and administrative expenses	(113)	(27)	(4)	(3)	(147)
Operating income (loss)	(3)	406	63	(14)	452
Other income	10	8	1	(9)	10
Other deductions	—	—	—	—	—
Interest expense and related charges	—	(9)	—	(67)	(76)
Impacts of Tax Receivable Agreement	—	—	—	138	138
Income before income taxes	7	405	64	48	524
Income tax expense	—	—	—	(251)	(251)
Net income (loss)	$7	$405	$64	$(203)	$273

The third quarter is important to full-year results due to the impact of seasonality on our Luminant subsidiaries, particularly in ERCOT. For the three months ended September 30, 2018, net income reflects operating results from operations acquired in the Merger and strong operating performance in our operating segments. Consolidated results increased $58 million to net income of $331 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The change in results was driven by additional operations acquired in the Merger and the impact of the Comanche Peak outage in 2017, partially offset by unrealized mark-to-market gains on commodity risk management activity in 2017 and Q1 2018 plant retirements.

Interest expense and related charges increased $78 million to $154 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and reflected a $112 million increase in interest expense incurred reflecting long-term debt assumed in the Merger, partially offset by a $35 million increase in unrealized mark-to-market gains on interest rate swaps. See Note 20 to the Financial Statements.

For the three months ended September 30, 2018, the Impacts of the Tax Receivable Agreement totaled income of $17 million and reflected a gain due to changes in the estimated amount and timing of TRA payments totaling $32 million, offset by accretion expense totaling $15 million. For the three months ended September 30, 2017, the Impacts of the Tax Receivable Agreement totaled income of $138 million and reflected a gain due to changes in the estimated timing of TRA payments totaling $160 million, partially offset by accretion expense totaling $22 million. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended September 30, 2018, income tax expense totaled $194 million and the effective tax rate was 37.0%. For the three months ended September 30, 2017, income tax expense totaled $251 million and the effective tax rate was 47.9%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$4,239	$2,190	$1,104	$487	$488	$48	$(1,975)	$6,581
Fuel, purchased power costs and delivery fees	(3,290)	(1,085)	(560)	(276)	(283)	(37)	2,039	(3,492)
Operating costs	(29)	(503)	(165)	(48)	(136)	(33)	(12)	(926)
Depreciation and amortization	(237)	(295)	(266)	(104)	(6)	—	(59)	(967)
Selling, general and administrative expenses	(312)	(73)	(28)	(23)	(33)	(4)	(238)	(711)
Operating income (loss)	371	234	85	36	30	(26)	(245)	485
Other income	29	20	1	—	—	2	(27)	25
Other deductions	—	(5)	—	—	—	—	1	(4)
Interest expense and related charges	(3)	(13)	(5)	(1)	(1)	—	(268)	(291)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(65)	(65)
Equity in earnings of unconsolidated investment	—	—	5	6	—	—	—	11
Income (loss) before income taxes	397	236	86	41	29	(24)	(604)	161
Income tax expense	—	—	—	—	—	—	(31)	(31)
Net income (loss)	$397	$236	$86	$41	$29	$(24)	$(635)	$130

	Nine Months Ended September 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$3,136	$1,994	$763	$(1,406)	$4,487
Fuel, purchased power costs and delivery fees	(2,432)	(752)	(473)	1,407	(2,250)
Operating costs	(11)	(436)	(180)	1	(626)
Depreciation and amortization	(322)	(166)	(1)	(30)	(519)
Selling, general and administrative expenses	(317)	(85)	(13)	(19)	(434)
Operating income (loss)	54	555	96	(47)	658
Other income	23	15	5	(14)	29
Other deductions	—	(4)	—	(1)	(5)
Interest expense and related charges	—	(14)	—	(155)	(169)
Impacts of Tax Receivable Agreement	—	—	—	96	96
Income (loss) before income taxes	77	552	101	(121)	609
Income tax expense	—	—	—	(284)	(284)
Net income (loss)	$77	$552	$101	$(405)	$325

For the nine months ended September 30, 2018, net income reflects operating results subsequent to the Merger Date and strong operating performance in our operating segments despite unrealized mark-to-market losses on commodity risk management activity in 2018 reflecting higher forward power prices principally driven by higher market heat rates. Consolidated results decreased $195 million to net income of $130 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change in results was driven by unrealized mark-to-market losses on commodity risk management activity in 2018 as compared to unrealized mark-to-market gains on commodity risk management activity in 2017, one-time Merger-related expenses including severance and transaction fees and Q1 2018 plant retirements, partially offset by additional operations acquired in the Merger and the impact of the Comanche Peak outage in 2017.

Interest expense and related charges increased $122 million to $291 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and reflected a $223 million increase in interest expense incurred reflecting long-term debt assumed in the Merger and a $29 million increase in amortization of debt issuance costs, discounts and premiums, partially offset by a $126 million increase in unrealized mark-to-market gains on interest rate swaps. See Note 20 to the Financial Statements.

For the nine months ended September 30, 2018, the Impacts of the Tax Receivable Agreement totaled expense of $65 million and reflected a loss due to changes in the estimated amount and timing of TRA payments totaling $14 million and accretion expense totaling $51 million. For the nine months ended September 30, 2017, the Impacts of the Tax Receivable Agreement totaled income of $96 million and reflected a gain due to changes in the estimated timing of TRA payments totaling $160 million, partially offset by accretion expense totaling $64 million. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the nine months ended September 30, 2018, income tax expense totaled $31 million and the effective tax rate was 19.3%. For the nine months ended September 30, 2017, income tax expense totaled $284 million and the effective tax rate was 46.6%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2018	2017		2018	2017
Net income	$331	$273	$58	$130	$325	$(195)
Income tax expense	194	251	(57)	31	284	(253)
Interest expense and related charges	154	76	78	291	169	122
Depreciation and amortization (a)	446	196	250	1,027	584	443
EBITDA before Adjustments	1,125	796	329	1,479	1,362	117
Unrealized net (gain) loss resulting from hedging transactions	8	(148)	156	207	(202)	409
Generation plant retirement expenses	—	24	(24)	—	24
Fresh start/purchase accounting impacts	(8)	(15)	7	26	35	(9)
Impacts of Tax Receivable Agreement	(17)	(138)	121	65	(96)	161
Reorganization items and restructuring expenses	—	2	(2)	62	15	47
Non-cash compensation expenses	14	—	14	—	—	—
Transition and merger expenses	19	—	19	205	—	205
Other, net	—	1	(1)	(4)	5	(9)
Adjusted EBITDA	$1,141	$522	$619	$2,040	$1,143	$897
____________

(a)
Includes nuclear fuel amortization in the ERCOT segment of $20 million and $19 million for the three months ended September 30, 2018 and 2017, respectively and $60 million and $66 million for the nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$(86)	$643	$62	$47	$(3)	$(4)	$(328)	$331
Income tax expense	—	—	—	—	—	—	194	194
Interest expense and related charges	3	(2)	3	1	1	—	148	154
Depreciation and amortization (a)	80	142	141	55	3	—	25	446
EBITDA before Adjustments	(3)	783	206	103	1	(4)	39	1,125
Unrealized net (gain) loss resulting from hedging transactions	154	(195)	21	—	32	—	(4)	8
Fresh start/purchase accounting impacts	(15)	—	(1)	5	3	—	—	(8)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(17)	(17)
Non-cash compensation expenses	—	—	—	—	—	—	14	14
Transition and merger expenses	—	3	5	1	1	—	9	19
Other, net	5	6	9	2	2	(8)	(16)	—
Adjusted EBITDA	$141	$597	$240	$111	$39	$(12)	$25	$1,141
____________

(a)	Includes nuclear fuel amortization of $20 million in ERCOT segment.

	Three Months Ended September 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$7	$405	$64	$(203)	$273
Income tax expense	—	—	—	251	251
Interest expense and related charges	—	9	—	67	76
Depreciation and amortization (a)	108	77	1	10	196
EBITDA before Adjustments	115	491	65	125	796
Unrealized net (gain) loss resulting from hedging transactions	87	(235)	—	—	(148)
Generation plant retirement expenses	—	—	24		24
Fresh start accounting impacts	(19)	—	4	—	(15)
Impacts of Tax Receivable Agreement	—	—	—	(138)	(138)
Reorganization items and restructuring expenses	—	—	—	2	2
Other, net	(7)	—	—	8	1
Adjusted EBITDA	$176	$256	$93	$(3)	$522
____________

(a)	Includes nuclear fuel amortization of $19 million in ERCOT segment.

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$397	$236	$86	$41	$29	$(24)	$(635)	$130
Income tax expense	—	—	—	—	—	—	31	31
Interest expense and related charges	3	13	5	1	1	—	268	291
Depreciation and amortization (a)	237	355	266	104	6	—	59	1,027
EBITDA before Adjustments	637	604	357	146	36	(24)	(277)	1,479
Unrealized net (gain) loss resulting from hedging transactions	(38)	207	20	22	—	—	(4)	207
Fresh start/purchase accounting impacts	12	(4)	(2)	9	11	—	—	26
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	65	65
Reorganization items and restructuring expenses	—	—	—	—	—	—	62	62
Transition and merger expenses	—	7	7	1	5	2	183	205
Other, net	(16)	(5)	12	7	5	(7)	—	(4)
Adjusted EBITDA	$595	$809	$394	$185	$57	$(29)	$29	$2,040
____________

(a)	Includes nuclear fuel amortization of $60 million in ERCOT segment.

	Nine Months Ended September 30, 2017
	Retail	ERCOT	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$77	$552	$101	$(405)	$325
Income tax expense	—	—	—	284	284
Interest expense and related charges	—	14	—	155	169
Depreciation and amortization (a)	322	232	1	29	584
EBITDA before Adjustments	399	798	102	63	1,362
Unrealized net (gain) loss resulting from hedging transactions	160	(362)	—	—	(202)
Generation plant retirement expenses	—	—	24	—	24
Fresh start accounting impacts	24	(1)	12	—	35
Impacts of Tax Receivable Agreement	—	—	—	(96)	(96)
Reorganization items and restructuring expenses	2	1	—	12	15
Other, net	(13)	6	—	12	5
Adjusted EBITDA	$572	$442	$138	$(9)	$1,143
____________

(a)	Includes nuclear fuel amortization of $66 million in ERCOT segment.

Adjusted EBITDA increased by $619 million to $1.141 billion in three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the following:

PJM, MISO and NY/NE segments acquired in the Merger	$390
Increase in ERCOT segment driven by operations acquired in the Merger, higher realized prices and the impact of the Comanche Peak outage in 2017	341
Decrease in Retail segment driven by higher power costs in ERCOT	(35)
Decrease in Asset Closure segment driven by retirement of facilities in first quarter of 2018	(105)
Corporate and Other	28
Total	$619

Adjusted EBITDA increased by $897 million to $2.040 billion in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the following:

PJM, MISO and NY/NE segments acquired in the Merger	$636
Increase in ERCOT segment driven by operations acquired in the Merger, higher realized prices and the impact of the Comanche Peak outage in 2017	367
Increase in Retail segment driven by Midwest/Northeast margins	23
Decrease in Asset Closure segment driven by retirement of facilities in first quarter of 2018, partially offset by the change in estimates for certain AROs	(167)
Corporate and Other	38
Total	$897

Retail Segment — Three and Nine Months Ended September 30, 2018 and 2017 Compared to Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues:
Revenues in ERCOT	$1,362	$1,245	$117	$3,423	$3,085	$338
Revenues in Northeast/Midwest	442	—	442	778	—	778
Amortization expense	15	20	(5)	(12)	(24)	12
Other revenues	(6)	21	(27)	50	75	(25)
Total operating revenues	1,813	1,286	527	4,239	3,136	1,103
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,108)	(566)	(542)	(2,169)	(1,235)	(934)
Unrealized net gains (losses) on hedging activities with affiliates	(130)	(89)	(41)	49	(171)	220
Delivery fees	(452)	(408)	(44)	(1,167)	(1,023)	(144)
Other costs	1	(1)	2	(3)	(3)	—
Total fuel, purchased power costs and delivery fees	(1,689)	(1,064)	(625)	(3,290)	(2,432)	(858)
Operating costs	(16)	(4)	(12)	(29)	(11)	(18)
Depreciation and amortization	(80)	(108)	28	(237)	(322)	85
Selling, general and administrative expenses	(111)	(113)	2	(312)	(317)	5
Operating income (loss)	(83)	(3)	(80)	371	54	317
Other income	—	10	(10)	29	23	6
Interest expense and related charges	(3)	—	(3)	(3)	—	(3)
Net income (loss)	$(86)	$7	$(93)	$397	$77	$320
Interest expense and related charges	3	—	3	3	—	3
Depreciation and amortization	80	108	(28)	237	322	(85)
EBITDA	(3)	115	(118)	637	399	238
Unrealized net (gains) losses on hedging activities	154	87	67	(38)	160	(198)
Fresh start/purchase accounting impacts	(15)	(19)	4	12	24	(12)
Reorganization items and restructuring expenses	—	—	—	—	2	(2)
Other, net	5	(7)	12	(16)	(13)	(3)
Adjusted EBITDA	$141	$176	$(35)	$595	$572	$23
Sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	13,263	12,205	1,058	33,316	30,066	3,250
Sales volumes in Northeast/Midwest	8,042	—	8,042	14,361	—	14,361
Total retail electricity sales volumes	21,305	12,205	9,100	47,677	30,066	17,611
Weather (North Texas average) - percent of normal (a):
Cooling degree days	98.8%	93.3%		106.6%	96.3%
Heating degree days	—%	—%		100.9%	60.2%
____________

(a)
Weather data is obtained from Weatherbank, Inc. For the three and nine months ended September 30, 2018, normal is defined as the average over the 10-year period from 2007 to 2016. For the three and nine months ended September 30, 2017, normal is defined as the average over the 10-year period from 2006 to 2015.

Net income (loss) decreased by $93 million to a net loss of $86 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the following:

Unfavorable impact of unrealized net losses on hedging activities	$(67)
Unfavorable margins in ERCOT primarily due to higher power costs	(57)
Lower intercompany interest income	(10)
Lower depreciation and amortization expenses driven by the retail customer relationship	28
Favorable margins in Midwest/Northeast	17
Higher interest expense and other	(4)
Total	$(93)

Net income increased by $320 million to $397 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the following:

Favorable impact of unrealized net gains on hedging activities	$198
Lower depreciation and amortization expenses driven by the retail customer relationship	85
Favorable margins in Midwest/Northeast	15
Favorable weather in ERCOT	54
Unfavorable margins in ERCOT primarily due to higher power costs	(56)
Lower impact from fresh start and purchase accounting related to retail contracts	12
Lower selling, general and administrative and other	12
Total	$320

Adjusted EBITDA decreased by $35 million to $141 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the following:

Unfavorable margins in ERCOT primarily due to higher power costs	$(57)
Favorable margins in Midwest/Northeast	17
Lower selling, general and administrative and other	5
Total	$(35)

Adjusted EBITDA increased by $23 million to $595 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the following:

Favorable margins in Midwest/Northeast	$15
Favorable weather in ERCOT	54
Unfavorable margins in ERCOT primarily due to higher power costs	(56)
Lower selling, general and administrative and other	10
Total	$23

ERCOT Segment — Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues:
Wholesale electricity sales	$494	$89	$405	$939	$361	$578
Sales to affiliates	709	566	143	1,459	1,235	224
Rolloff of unrealized net gains (losses) representing positions settled in the current period	180	(26)	206	348	(115)	463
Unrealized net gains (losses) from changes in fair value	(158)	163	(321)	(518)	319	(837)

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Unrealized net gains (losses) on hedging activities with affiliates	170	89	81	(37)	171	(208)
Other revenues	1	10	(9)	(1)	23	(24)
Operating revenues	$1,396	$891	$505	2,190	1,994	196
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(421)	(251)	(170)	(976)	(677)	(299)
Unrealized (gains) losses from hedging activities	3	9	(6)	—	(13)	13
Ancillary and other costs	(40)	(15)	(25)	(109)	(62)	(47)
Fuel, purchased power costs and delivery fees	(458)	(257)	(201)	(1,085)	(752)	(333)
Operating costs	(155)	(142)	(13)	(503)	(436)	(67)
Depreciation and amortization	(122)	(59)	(63)	(295)	(166)	(129)
Selling, general and administrative expenses	(18)	(27)	9	(73)	(85)	12
Operating income	643	406	237	234	555	(321)
Other income	—	8	(8)	20	15	5
Other deductions	(2)	—	(2)	(5)	(4)	(1)
Interest expense and related charges	2	(9)	11	(13)	(14)	1
Net income	$643	$405	$238	$236	$552	$(316)
Interest expense and related charges	(2)	9	(11)	13	14	(1)
Depreciation and amortization (including nuclear fuel amortization)	142	77	65	355	232	123
EBITDA	783	491	292	604	798	(194)
Unrealized net (gains) losses on hedging activities	(195)	(235)	40	207	(362)	569
Fresh start/purchase accounting impacts	—	—	—	(4)	(1)	(3)
Reorganization items and restructuring expenses	—	—	—	—	1	(1)
Transition and merger expenses	3	—	3	7	—	7
Other, net	6	—	6	(5)	6	(11)
Adjusted EBITDA	$597	$256	$341	$809	$442	$367
Production volumes (GWh):
Nuclear facilities	5,197	3,936	1,261	15,744	12,646	3,098
Lignite and coal facilities	8,854	7,344	1,510	21,257	19,508	1,749
Natural gas facilities	11,992	6,026	5,966	26,413	13,496	12,917
Solar facilities	132	—	132	266	—	266
Capacity factors:
Nuclear facilities	102.3%	77.5%		104.5%	83.9%
Lignite and coal facilities	89.1%	86.4%		75.7%	77.3%
CCGT facilities	67.9%	87.6%		59.6%	67.2%
Market pricing:
Average ERCOT North power price ($/MWh)	$34.67	$26.26	$8.41	$29.31	$23.85	$5.46

Net income increased by $238 million to $643 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the following:

Favorable margins driven by higher realized power prices and increased production	$200
Operating results driven by operations acquired in the Merger	49
Impact related to Comanche Peak outage in 2017	47
Additional operations from Odessa acquired in 2017	33
Lower selling, general and administrative expenses	9
Increased depreciation and amortization driven by facilities acquired in the Merger	(65)
Unfavorable impact of decrease in unrealized net gains on hedging activities	(40)
Favorable other	5
Total	$238

Net income decreased by $316 million to $236 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the following:

Unfavorable impact of unrealized net losses on hedging activities	$(569)
Increased depreciation and amortization driven by facilities acquired in the Merger	(123)
Partial buybacks of the Odessa earn-out provision in 2018	(40)
Favorable margins driven by higher realized power prices and increased production	205
Operating results driven by operations acquired in the Merger	61
Impact related to Comanche Peak outage in 2017	74
Additional operations from Odessa acquired in 2017	60
Lower selling, general and administrative expenses	12
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Unfavorable other	(1)
Total	$(316)

Adjusted EBITDA increased by $341 million to $597 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the following:

Favorable margins driven by higher realized power prices and increased production	$200
Operating results driven by operations acquired in the Merger	49
Additional operations from Odessa acquired in 2017	33
Lower selling, general and administrative expenses	9
Impact related to Comanche Peak outage in 2017	47
Favorable other	3
Total	$341

Adjusted EBITDA increased by $367 million to $809 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the following:

Favorable margins driven by higher realized power prices and increased production	$205
Operating results driven by operations acquired in the Merger	61
Impact related to Comanche Peak outage in 2017	74
Additional operations from Odessa acquired in 2017	60
Lower selling, general and administrative expenses	12
Insurance reimbursement for Comanche Peak in second quarter of 2018	5
Partial buybacks of the Odessa earn-out provision in 2018	(40)
Unfavorable other	(10)
Total	$367

PJM Segment — Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Operating revenues:
Energy	$255	$462
Capacity	164	283
Unrealized net losses on hedging activities	(17)	(11)
Sales to affiliates	229	397
Unrealized net losses on hedging activities with affiliates	(11)	(27)
Operating revenues	620	1,104
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(326)	(569)
Fuel for generation facilities and purchased power costs from affiliates	(2)	(8)
Unrealized gains from hedging activities	7	18
Other costs	—	(1)
Fuel, purchased power costs and delivery fees	(321)	(560)
Operating costs	(83)	(165)
Depreciation and amortization	(141)	(266)
Selling, general and administrative expenses	(14)	(28)
Operating income	61	85
Other income	1	1
Interest expense and related charges	(3)	(5)
Equity in earnings of unconsolidated investment	3	5
Net income	$62	$86
Interest expense and related charges	3	5
Depreciation and amortization	141	266
EBITDA	206	357
Unrealized net losses on hedging activities	21	20
Purchase accounting adjustments	(1)	(2)
Transition and merger expenses	5	7
Other, net	9	12
Adjusted EBITDA	$240	$394
Production volumes (GWh)	15,435	26,686
Capacity factors:
CCGT facilities	68.3%	66.7%
Coal facilities	69.5%	59.6%
Weather - percent of normal (a):
Cooling degree days	122.6%	116.9%
Heating degree days	68.1%	98.4%
Average Market On-Peak Power Prices ($/MWh) (b):
PJM West	$39.98	$42.59
AD Hub	$40.25	$40.57
Average natural gas price - TetcoM3 ($/MMBtu) (c)	$2.50	$3.73
____________
(a) Reflects cooling degree days or heating degree days for the PJM Region based on Weather Services International (WSI) data. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.
(b) Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.

(c) Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.

Net income totaled $62 million in the three months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 15,435 GWh of production	$156
Capacity revenue	164
Depreciation and amortization	(141)
Operating costs	(83)
Unrealized net losses on hedging activities	(21)
Selling, general and administrative expenses	(14)
Other	1
Total	$62

Net income totaled $86 million in the nine months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 26,686 GWh of production	$281
Capacity revenue	283
Depreciation and amortization	(266)
Operating costs	(165)
Selling, general and administrative expenses	(28)
Unrealized net losses on hedging activities	(20)
Other	1
Total	$86

Adjusted EBITDA totaled $240 million in the three months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 15,435 GWh of production	$160
Capacity revenue, net of capacity expense	164
Operating costs	(81)
Selling, general and administrative expenses	(8)
Equity income from unconsolidated investment and other	5
Total	$240

Adjusted EBITDA totaled $394 million in the nine months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 26,686 GWh of production	$284
Capacity revenue, net of capacity expense	283
Operating costs	(162)
Selling, general and administrative expenses	(19)
Equity income from unconsolidated investment and other	8
Total	$394

NY/NE Segment — Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Operating revenues:
Energy	$216	$331
Capacity	79	162
Unrealized net losses on hedging activities	(6)	(27)
Sales to affiliates	16	31
Unrealized net losses on hedging activities with affiliates	(1)	(5)
Other revenues	(3)	(5)
Operating revenues	301	487
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(149)	(258)
Fuel for generation facilities and purchased power costs from affiliates	2	—
Unrealized gains from hedging activities	7	10
Other costs	(27)	(28)
Fuel, purchased power costs and delivery fees	(167)	(276)
Operating costs	(23)	(48)
Depreciation and amortization	(55)	(104)
Selling, general and administrative expenses	(11)	(23)
Operating income	45	36
Interest expense and related charges	(1)	(1)
Equity in earnings of unconsolidated investment	3	6
Net income	$47	$41
Interest expense and related charges	1	1
Depreciation and amortization	55	104
EBITDA	103	146
Unrealized net losses on hedging activities	—	22
Purchase accounting adjustments	5	9
Transition and merger expenses	1	1
Other, net	2	7
Adjusted EBITDA	$111	$185
Production volumes (GWh)	6,030	9,795
Capacity Factor for CCGT Facilities	55.2%	48.0%
Weather - percent of normal (a):
Cooling degree days	119.9%	116.2%
Heating degree days	72.1%	99.0%
Average Market On-Peak Power Prices ($/MWh) (b):
New York - Zone C	$39.18	$37.01
Mass Hub	$43.80	$48.87
Average natural gas price - Algonquin Citygates ($/MMBtu) (c)	$2.98	$4.78
____________
(a) Reflects cooling degree days or heating degree days for the ISO-NE Region based on WSI data. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.
(b) Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.
(c) Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.

Net income totaled $47 million in the three months ended September 30, 2018, primarily reflecting the following:

Capacity revenue	$79
Generation revenue net of fuel on 6,030 GWh of production	55
Depreciation and amortization	(55)
Operating costs	(23)
Selling, general and administrative expenses	(11)
Other	2
Total	47

Net income totaled $41 million in the nine months ended September 30, 2018, primarily reflecting the following:

Capacity revenue	$162
Generation revenue net of fuel on 9,795 GWh of production	71
Depreciation and amortization	(104)
Operating costs	(48)
Unrealized net losses on hedging activities	(22)
Selling, general and administrative expenses	(23)
Other	5
Total	41

Adjusted EBITDA totaled $111 million in the three months ended September 30, 2018, primarily reflecting the following:

Capacity revenue	$79
Generation revenue net of fuel on 6,030 GWh of production	58
Operating costs	(22)
Selling, general and administrative expenses and other	(4)
Total	$111

Adjusted EBITDA totaled $185 million in the nine months ended September 30, 2018, primarily reflecting the following:

Capacity revenue	$162
Generation revenue net of fuel on 9,795 GWh of production	80
Operating costs	(47)
Selling, general and administrative expenses and other	(10)
Total	$185

MISO Segment — Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Operating revenues:
Energy	$130	$211
Capacity	15	44
Unrealized net losses on hedging activities	(6)	(24)
Sales to affiliates	124	240
Unrealized net gains (losses) on hedging activities with affiliates	(28)	20
Other revenues	(5)	(3)
Operating revenues	230	488
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(179)	(313)
Fuel for generation facilities and purchased power costs from affiliates	30	30
Unrealized gains from hedging activities	2	4
Other costs	(3)	(4)
Fuel, purchased power costs and delivery fees	(150)	(283)
Operating costs	(61)	(136)
Depreciation and amortization	(3)	(6)
Selling, general and administrative expenses	(18)	(33)
Operating income	(2)	30
Interest expense and related charges	(1)	(1)
Net income (loss)	$(3)	$29
Interest expense and related charges	1	1
Depreciation and amortization	3	6
EBITDA	1	36
Unrealized net losses on hedging activities	32	—
Purchase accounting adjustments	3	11
Transition and merger expenses	1	5
Other, net	2	5
Adjusted EBITDA	$39	$57
Production volumes (GWh)	8,293	14,633
Capacity Factor for Coal Facilities	58.3%	59.4%
Weather - percent of normal (a):
Cooling degree days	120.9%	133.4%
Heating degree days	83.5%	92.9%
____________
(a) Reflects cooling degree days or heating degree days for the MISO Region based on WSI data. For the nine months ended September 30, 2018, represents April 9, 2018 through September 30, 2018 only.

Net loss totaled $3 million in the three months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 8,293 GWh of production	$97
Capacity revenue	15
Operating costs	(61)
Unrealized net losses on hedging activities	(32)
Selling, general and administrative expenses	(18)
Depreciation and amortization	(3)
Other	(1)
Total	(3)

Net income totaled $29 million in the nine months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 14,633 GWh of production	$161
Capacity revenue	44
Operating costs	(136)
Selling, general and administrative expenses	(33)
Depreciation and amortization	(6)
Other	(1)
Total	29

Adjusted EBITDA totaled $39 million in the three months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 8,293 GWh of production	$100
Capacity revenue	15
Operating costs	(60)
Selling, general and administrative expenses and other	(16)
Total	$39

Adjusted EBITDA totaled $57 million in the nine months ended September 30, 2018, primarily reflecting the following:

Generation revenue net of fuel on 14,633 GWh of production	$172
Capacity revenue	44
Operating costs	(135)
Selling, general and administrative expenses and other	(24)
Total	$57

Asset Closure Segment — Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2018	2017		2018	2017
Operating revenues	$(1)	$312	$(313)	$48	$763	$(715)
Fuel, purchased power costs and delivery fees	—	(173)	173	(37)	(473)	436
Operating costs	(3)	(71)	68	(33)	(180)	147
Depreciation and amortization	—	(1)	1	—	(1)	1
Selling, general and administrative expenses	—	(4)	4	(4)	(13)	9
Operating income (loss)	(4)	63	(67)	(26)	96	(122)
Other income	—	1	(1)	2	5	(3)
Net income (loss)	$(4)	$64	$(68)	$(24)	$101	$(125)
Depreciation and amortization	—	1	(1)	—	1	(1)
EBITDA	(4)	65	(69)	(24)	102	(126)
Generation plant retirement expenses	—	24	(24)	—	24	(24)
Fresh start accounting impacts	—	4	(4)	—	12	(12)
Transition and merger expenses	—	—	—	2	—	2
Other	(8)	—	(8)	(7)	—	(7)
Adjusted EBITDA	$(12)	$93	$(105)	$(29)	$138	$(167)
Production volumes (GWh)	—	7,437	(7,437)	1,513	19,005	(17,492)

Results for the Asset Closure segment reflect the retirement of the Stuart and Killen plants in May 2018 (acquired in the Merger) and the retirement of the Monticello, Sandow and Big Brown plants in January and February 2018 (see Note 4 to the Financial Statements) and corresponding 100% and 92% decreases in volume in the three and nine months ended September 30, 2018, respectively. Operating costs for the nine months ended September 30, 2018 included ongoing costs associated with closing these plants as well as a favorable adjustment to the estimated asset retirement obligation of $21 million.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2018 and 2017. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $207 million in unrealized net losses for the nine months ended September 30, 2018 and $202 million in unrealized net gains for the nine months ended September 30, 2017 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2018	2017
Commodity contract net asset (liability) at beginning of period	$(96)	$64
Settlements/termination of positions (a)	416	(134)
Changes in fair value of positions in the portfolio (b)	(623)	336
Acquired commodity contracts in Merger (c)	(452)	—
Other activity (d)	72	(45)
Commodity contract net asset (liability) at end of period	$(683)	$221
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The nine months ended September 30, 2018 and 2017 includes reversal of $10 million and $38 million, respectively, of previously recorded unrealized gains related to Vistra Energy beginning balances. The nine months ended September 30, 2018 also includes reversal of $315 million of previously recorded unrealized losses related to commodity contracts acquired in the Merger. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at September 30, 2018, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at September 30, 2018
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(74)	$(6)	$(1)	$—	$(81)
Prices provided by other external sources	(385)	29	—	(2)	(358)
Prices based on models	(81)	(148)	(11)	(4)	(244)
Total	$(540)	$(125)	$(12)	$(6)	$(683)

FINANCIAL CONDITION

Cash Flows

Nine Months Ended September 30, 2018 Compared to Nine Months ended September 30, 2017 — Cash provided by operating activities totaled $863 million and $845 million in the nine months ended September 30, 2018 and 2017, respectively. The favorable change of $18 million was primarily driven by increased cash from operations reflecting operations acquired in the Merger, partially offset by increased interest paid of $460 million due to the assumption of long-term debt obligations in the Merger and an increase in cash used for margin deposits of $222 million related to derivative contracts.

Depreciation and amortization expense reported as a reconciling adjustment in the statements of condensed consolidated cash flows exceeds the amount reported in the statements of condensed consolidated income (loss) by $103 million and $102 million for the nine months ended September 30, 2018 and 2017, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statements of consolidated income (loss) consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other statements of condensed consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $2.172 billion and $37 million in the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in financing activities was driven by:

•	cash tender offers to purchase $1.542 billion of senior notes assumed in the Merger;

•	the amendment to the Vistra Operations Credit Facilities, including the repayment of $500 million in borrowings under the Term C Facility;

•	the redemption of $850 million principal amount of outstanding 6.75% Senior Notes in May 2018, and

•	$414 million of cash paid for share repurchases in the second and third quarters of 2018,

partially offset by:

•	the issuance of $1.0 billion principal amount of Vistra Operations 5.500% senior notes due 2026, and

•	proceeds of $350 million from the accounts receivable securitization program.

Cash provided by investing activities totaled $133 million in the nine months ended September 30, 2018, compared to cash used in investing activities of $631 million in the nine months ended September 30, 2017, respectively. Cash provided by investing activities in 2018 reflected $445 million of cash acquired in the Merger (see Note 2 to the Financial Statements). Capital expenditures (including nuclear fuel purchases) totaled $275 million and $142 million in the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities in the nine months ended September 30, 2017 also included $355 million related to the Odessa Acquisition (see Note 3 to the Financial Statements).

Debt Activity

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2018:

	September 30, 2018	December 31, 2017	Change
Cash and cash equivalents (a)	$811	$1,487	$(676)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,290	834	456
Vistra Operations Credit Facilities — Term Loan C Facility (b)	—	7	(7)
Total available liquidity	$2,101	$2,328	$(227)
___________

(a)	Cash and cash equivalents excludes $500 million of restricted cash held for letter of credit support at December 31, 2017 (see Note 20 to the Financial Statements).

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

The decrease in available liquidity to $2.101 billion in the nine months ended September 30, 2018 was primarily driven by cash tender offers to purchase $1.542 billion of senior notes assumed in the Merger, the redemption of $850 million principal amount of outstanding 6.75% senior notes, the amendment to the Vistra Operations Credit Facilities, including the repayment of $500 million in borrowings under the Term C Facility, and $414 million in cash paid for share repurchases, partially offset by the issuance of $1.0 billion principal amount of Vistra Operations 5.500% senior notes, $445 million of cash acquired in the Merger, increased available capacity under the Revolving Credit Facility, proceeds of $350 million from the accounts receivable securitization program and increased cash from operations.

Based upon our current internal financial forecasts, we believe that we will have sufficient liquidity to fund our anticipated cash requirements, including those related to our capital allocation initiatives, through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Capital Expenditures

Estimated capital expenditures and nuclear fuel purchases for 2018 are expected to total approximately $445 million and include:

•	$264 million for investments in generation and mining facilities:

•	$109 million for nuclear fuel purchases, and

•	$72 million for information technology and other corporate investments.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 11 to the Financial Statements for discussion of the Vistra Operations Credit Facilities.

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

At September 30, 2018, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$177 million in cash has been posted with counterparties as compared to $30 million posted at December 31, 2017;

•	$4 million in cash has been received from counterparties as compared to $4 million received at December 31, 2017;

•	$1.030 billion in letters of credit have been posted with counterparties as compared to $390 million posted at December 31, 2017, and

•	$8 million in letters of credit have been received from counterparties as compared to $3 million received at December 31, 2017.

Income Tax Payments

In the next twelve months, we do not expect to make federal income tax payments due to Vistra Energy's forecasted taxable loss position in 2018, and we expect to receive a refund of $21 million related to Vistra Energy's 2017 federal tax return. We expect to make state income tax payments of approximately $21 million and TRA payments of approximately $20 million in the next twelve months. There were $66 million and $51 million of income tax payments for the nine months ended September 30, 2018 and 2017, respectively.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio not exceed 4.25 to 1.00. As of September 30, 2018, we were in compliance with this financial covenant.

See Note 11 to the Financial Statements for discussion of other covenants related to the Vistra Operations Credit Facilities.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2018, Vistra Energy has posted letters of credit in the amount of $55 million with the PUCT, which is subject to adjustments.

The ISOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs. Under these rules, Vistra Energy has posted collateral support, in the form of letters of credit and cash, totaling $192 million at September 30, 2018 (which is subject to daily adjustments based on settlement activity with the ISO).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $5.8 billion at September 30, 2018) under such facilities.

Each of Vistra Operations' (or its subsidiaries') commodity hedging agreements and interest rate swap agreements that are secured with a lien on its assets on a pari passu basis with the Vistra Operations Credit Facilities lenders contains a cross-default provision. An event of a default by Vistra Operations or any of its subsidiaries relating to indebtedness in excess of $300 million that results in the acceleration of such debt, would give each counterparty under these hedging agreements the right to terminate its hedge or interest rate swap agreement with Vistra Operations (or its applicable subsidiary) and require all outstanding obligations under such agreement to be settled.

Under Vistra Operations' senior notes indenture, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any subsidiary guarantor for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, may result in a cross default under the senior notes.

Each of Vistra Energy's indentures for each series of senior notes (except with respect to the Consent Senior Notes) and the TEUs, respectively, contain a cross default provision. A default by Vistra Energy, as issuer of each series of senior notes and the TEUs, respectively, in respect of certain specified indebtedness in an aggregate amount in excess of $100 million may result in a cross default under the respective indentures of the senior notes and TEUs. Such a default would allow the trustee or noteholders holding at least 25% in principal amount of the respective series of senior notes or TEUs that are outstanding (each such series treated as a separate class) to accelerate the maturity of such portion of the principal amount of all securities of such series of senior notes or TEUs, respectively.

Additionally, we enter into energy-related physical and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which may vary by contract.

The Receivables Program contains a cross default provision. The cross default provision applies, among other instances, if Vistra Operations, the performance guarantor, fails to make a payment of principal or interest on any indebtedness that is outstanding in a principal amount of at least $300 million, or, in the case of TXU Energy, the originator and servicer, in a principal amount of at least $50 million, or if other events occur or circumstances exist under such indebtedness which give rise to a right of the debtholder to accelerate such indebtedness, or if such indebtedness becomes due before its stated maturity. If this cross default provision is triggered, a termination event under the Receivables Facility would occur and the Receivables Facility may be terminated.

Guarantees

See Note 12 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

See Note 12 to the Financial Statements for discussion of commitments and contingencies.

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

Parametric processes are used to calculate VaR and are considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e., the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data. The table below details certain VaR measures related to various portfolios of contracts.

VaR for Underlying Generation Assets and Energy-Related Contracts — This measurement estimates the potential loss in value, due to changes in market conditions, of all underlying generation assets and contracts, based on a 95% confidence level and an assumed holding period of 60 days for a forward period through December 2019.

	Three Months Ended September 30, 2018	Year Ended December 31, 2017
Month-end average VaR:	$161	$92
Month-end high VaR:	$208	$140
Month-end low VaR:	$65	$62

The increase in the month-end high VaR risk measure in 2018 reflected operations acquired in the Merger.

Interest Rate Risk

At September 30, 2018, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $11 million, taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. We minimize credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial condition, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 15 to the Financial Statements for further discussion of this exposure.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.281 billion at September 30, 2018.

At September 30, 2018, Retail segment credit exposure totaled $1.051 billion, including $1.044 billion of trade accounts receivable and $7 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $40 million, resulting in a net exposure of $1.011 billion. We believe the risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At September 30, 2018, aggregate ERCOT, PJM, NY/NE and MISO segments credit exposure totaled $230 million including $111 million related to derivative assets and $119 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net ERCOT, PJM, NY/NE and MISO segments exposure was $224 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at September 30, 2018. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$176	$—	$176
Below investment grade or no rating	54	6	48
Totals	$230	$6	$224

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $108 million, or 48%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

At September 30, 2018, interest rate swap exposure in the Corporate and Other non-segment totaled $171 million. There are no collateral offsets. The counterparty credit rating is investment grade.

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

Reference is made to the discussion in Note 12 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part II, Item 1A. Risk Factors in our June 30, 2018 quarterly report on Form 10-Q. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions) (a)
July 1 - July 31, 2018	3,240,864	$23.16	3,240,864	$350
August 1 - August 31, 2018	6,308,888	$22.76	6,308,888	$206
September 1 - September 30, 2018	5,569,280	$23.32	5,569,280	$76
For the quarter ended September 30, 2018	15,119,032	$23.05	15,119,032	$76
____________

(a)
On a cumulative basis through October 19, 2018, 21,421,925 shares of our common stock had been repurchased for $500 million (including related fees and expenses) at an average price per share of common stock of $23.36.

In June 2018, we announced that our board of directors had authorized a share repurchase program (the Program) under which up to $500 million of our outstanding common stock could be repurchased. The Program was effective as of June 13, 2018, and the program was completed on October 19, 2018.

In November 2018, we announced that our board of directors had authorized an incremental share repurchase program under which up to $1.25 billion of our outstanding stock may be purchased. We intend to implement the program opportunistically from time to time over the next 12 to 18 months.

Shares of the Company's stock will be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Program will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Vistra Energy currently owns and operates, or is in the process of reclaiming, 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. Vistra Energy also owns or leases, and operates, or is in the process of reclaiming, two waste-to-energy surface facilities in Pennsylvania. These mining operations are regulated by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects U.S. mines, including Vistra Energy's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	2022 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(b)	001-33443 Form 8-K (filed on April7, 2015)	4.11	—	First Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(c)	001-33443 Form 8-K (filed on April 7, 2015)	4.12	—	Second Supplemental Indenture to the 2022 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(d)	001-33443 Form 8-K (filed on April 8, 2015)	4.17	—	Third Supplemental Indenture to the 2022 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(e)	001-33443 Form10-Q(Quarter ended June 30, 2015) (filed on August 7, 2015)	4.2	—	Fourth Supplemental Indenture to the 2022 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(f)	001-33443 Form 10-Q (Quarter ended September 30, 2015) (filed on November 5, 2015)	4.2	—	Fifth Supplemental Indenture to the 2022 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(g)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.24	—	Sixth Supplemental Indenture to the 2022 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(h)	001-33443 Form 10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.25	—	Seventh Supplemental Indenture to the 2022 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(i)	001-38086 Form 8-K (filed on April 9, 2018)	4.19	—	Eighth Supplemental Indenture to the 2022 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4(j)	001-38086 Form 8-K (filed on June 15, 2018)	4.1	—	Ninth Supplemental Indenture to the 2022 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(k)	001-33443 Form 8-K (filed on October 30, 2014)	4.8	—	Form of 7.375% Senior Note due 2022

4(l)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	2023 Notes Indenture, dated May 20, 2013, among Dynegy, the Subsidiary Guarantors and the Trustee

4(m)	001-33443 Form 10-K (Year ended December 31, 2013) (filed on February 27, 2014)	4.3	—	First Supplemental Indenture to the 2023 Notes Indenture, dated as of December 5, 2014, among Dynegy, the Subsidiary Guarantors and the Trustee

4(n)	001-33443 Form 8-K (filed on April 7, 2015)	4.20	—	Second Supplemental Indenture to the 2023 Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(o)	001-33443 Form 8-K (filed on April 8, 2015)	4.28	—	Third Supplemental Indenture to the 2023 Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(p)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.4	—	Fourth Supplemental Indenture to the 2023 Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors

4(q)	001-33443 Form 10-Q (Quarter ended September 30, 2015) (filed on November 5, 2015)	4.4	—	Fifth Supplemental Indenture to the 2023 Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(r)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.7	—	Sixth Supplemental Indenture to the 2023 Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(s)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.8	—	Seventh Supplemental Indenture to the 2023 Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(t)	001-38086 Form 8-K (filed on April 9, 2018)	4.29	—	Eighth Supplemental Indenture to the 2023 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(u)	001-38086 Form 8-K (filed on June 15, 2018)	4.2	—	Ninth Supplemental Indenture to the 2023 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(v)	001-33443 Form 8-K (filed on May 21, 2013)	4.1	—	Form of 5.875% Senior Note due 2023

4(w)	001-33443 Form 8-K (filed on October 30, 2014)	4.9	—	2024 7.625% Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and the Trustee

4(x)	001-33443 Form 8-K (filed on April 7, 2015)	4.14	—	First Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, between Dynegy and the Trustee

4(y)	001-33443 Form 8-K (filed on April 7, 2015)	4.15	—	Second Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 1, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4(z)	001-33443 Form 8-K (filed on April 8, 2015)	4.21	—	Third Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 2, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(aa)	001-33443 Form10-Q (Quarter ended June 30, 2015) (filed on August 7, 2015)	4.3	—	Fourth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated May 11, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(bb)	001-33443 Form 10-Q (Quarter ended September 30, 2015) (filed on November 5, 2015)	4.3	—	Fifth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated September 21, 2015, among Dynegy, the Subsidiary Guarantors and the Trustee

4(cc)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.32	—	Sixth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 2, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(dd)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.33	—	Seventh Supplemental Indenture to the 2024 7.625% Notes Indenture, dated February 7, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(ee)	001-38086 Form 8-K (filed on April 9, 2018)	4.39	—	Eighth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(ff)	001-38086 Form 8-K (filed on June 15, 2018)	4.3	—	Ninth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(gg)	001-33443 Form of 8-K (filed on October 30, 2014)	4.9	—	Form of 7.625% Senior Note due 2024

4(hh)	001-33443 Form 8-K (filed on February 7, 2017)	4.2	—	2024 8.034% Notes Indenture, dated February 2, 2017, by and among Dynegy, the guarantors party thereto and the Trustee

4(ii)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.41	—	First Supplemental Indenture to the 2024 8.034% Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

4(jj)	001-38086 Form 8-K (filed on April 9, 2018)	4.43	—	Second Supplemental Indenture to the 2024 8.034% Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(kk)	001-38086 Form 8-K (filed on June 15, 2018)	4.4	—	Third Supplemental Indenture to the 2024 8.034% Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(ll)	001-38086 Form 8-K (filed on August 23, 2018)	4.5	—	Fourth Supplemental Indenture to the 2024 8.034% Notes Indenture, dated August 22, 2018, by and among the Company and Wilmington Trust, National Association, as Trustee

4(mm)	001-33443 Form of 8-K (filed on February 7, 2017)	4.2	—	Form of 8.034% Senior Note due 2024

4(nn)	001-33443 Form 8-K (filed on October 11, 2016)	4.1	—	2025 Notes Indenture, dated October 11, 2016, between Dynegy and the Trustee

4(oo)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.35	—	First Supplemental Indenture to the 2025 Notes Indenture, dated February 2, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4(pp)	001-33443 Form10-K (Year ended December 31, 2016) (filed on February 24, 2017)	4.36	—	Second Supplemental Indenture to the 2025 Notes Indenture, dated February 7, 2017, between Dynegy, the Subsidiary Guarantors and the Trustee

4(qq)	001-38086 Form 8-K (filed on April 9, 2018)	4.48	—	Third Supplemental Indenture to the 2025 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(rr)	001-38086 Form 8-K (filed on June 15, 2018)	4.5	—	Fourth Supplemental Indenture to the 2025 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(ss)	001-38086 Form 8-K (filed on August 23, 2018)	4.6	—	Fifth Supplemental Indenture to the 2025 Notes Indenture, dated August 22, 2018, by and among the Company and Wilmington Trust, National Association, as Trustee

4(tt)	001-33443 Form 8-K (filed on October 11, 2016)	4.1	—	Form of 8.000% Senior Note due 2025

4(uu)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	2026 Notes Indenture, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(vv)	001-33443 Form 8-K (filed on August 21, 2017)	4.2	—	Registration Rights Agreement, dated August 21, 2017, among Dynegy, the Subsidiary Guarantors and the Trustee

4(ww)	001-38086 Form 8-K (filed on April 9, 2018)	4.52	—	First Supplemental Indenture to the 2026 Notes Indenture, dated April 9, 2018, among the Company, the Subsidiary Guarantors and the Trustee

4(xx)	001-38086 Form 8-K (filed on June 15, 2018)	4.6	—	Second Supplemental Indenture to the 2026 Notes Indenture, dated June 14, 2018, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4(yy)	001-38086 Form 8-K (filed on August 23, 2018)	4.4	—	Third Supplemental Indenture to the 2026 Notes Indenture, dated August 22, 2018, by and among the Company and Wilmington Trust, National Association, as Trustee

4(zz)	001-33443 Form 8-K (filed on August 21, 2017)	4.1	—	Form of 8.125% Senior Note due 2026

4(aaa)	001-38086 Form 8-K (filed on August 23, 2018)	4.1	—
Indenture for 5.500% Senior Note due 2026, dated as of August 22, 2018, among Vistra Operations Company LLC, as issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4(bbb)	001-38086 Form 8-K (filed on August 23, 2018)	4.2	—	Form of Rule 144A Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4(ccc)	001-38086 Form 8-K (filed on August 23, 2018)	4.3	—	Form of Regulation S Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4(ddd)	001-38086 Form 8-K (filed on August 23, 2018)	4.7	—	Purchase and Sale Agreement dated as of August 21, 2018, between TXU Energy Retail Company LLC as originator, and TXU Energy Receivables Company LLC, as purchaser

4(eee)	001-38086 Form 8-K (filed on August 23, 2018)	4.8	—
Receivable Purchase Agreement dated as of August 21, 2018, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

Exhibits	Previously Filed With File Number*	As Exhibit

4(fff)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Purchase Contract Agreement, dated June 21, 2016, between Dynegy and the Trustee

4(ggg)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.5	—	First Supplement to the Purchase Contract Agreement, dated April 9, 2018, between the Company, the Purchase Contract Agent and the Trustee

4(hhh)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Unit

4(iii)	001-33443 Form 8-K (filed on June 21, 2016)	4.3	—	Form of Purchase Contract

4(jjj)	001-33443 Form 8-K (filed on June 21, 2016)	4.1	—	Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(kkk)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	First Supplemental Indenture to the Amortizing Notes Indenture, dated June 21, 2016, between Dynegy and the Trustee

4(lll)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.3	—	Second Supplemental Indenture to the Amortizing Notes Indenture, dated April 9, 2018, between the Company and the Trustee

4(mmm)	001-33443 Form 8-K (filed on June 21, 2016)	4.2	—	Form of Amortizing Note

4(nnn)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Warrant Agreement, dated February 2, 2017, by and among Dynegy, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent

4(ooo)	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.2	—	Supplemental Warrant Agreement, dated as of April 9, 2018 among the Company and the Warrant Agent

4(ppp)	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Form of Warrant

4(qqq)	333-215288 Amendment No. 3 to Form S-1 (filed May 1, 2017)	4.1	—	Registration Rights Agreement, dated October 3, 2016

(10)	Material Contracts

10(a)	001-38086 Form 8-K (filed on August 23, 2018)	10.1	—	Amendment No. 1 to Registration Rights Agreement dated as of August 22, 2018, by and among the Company and the Guarantors (as defined therein)

10(b)	001-38086 Form 8-K (filed on August 7, 2018)	10.1	—
Purchase Agreement, dated August 7, 2018, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

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

Date: November 2, 2018