Form 10-Q/A
period 2019-03-31
Vistra Energy Corp.
filed 2019-05-13
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to the Quarterly Report on Form 10-Q of Vistra Energy Corp. (the "Company") for the quarter ended March 31, 2019 as filed with the Securities and Exchange Commission on May 3, 2019 (the "Original 10-Q"), is being filed for the sole purpose of updating Exhibits 32.1, 32.2 and 95.1 (the "Original Exhibits") to reflect the correct quarterly reporting period referenced in the body of Exhibits 32.1 and 32.2 and to reflect the correct quarterly mine safety information in Exhibit 95.1, which were incorrect in the Original Exhibits filed electronically as part of the Original Form 10-Q.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q.

PART II. OTHER INFORMATION

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

10.2	001-38086 Form 10-K (filed February 28, 2019)	10.6	—	Amended and Restated 2016 Omnibus Incentive Plan, effective as of February 26, 2019

Exhibits	Previously Filed With File Number*	As Exhibit
10.3	001-38086 Form 10-K (filed February 28, 2019)	10.7	—	Vistra Energy Equity Deferred Compensation Plan for Certain Directors

10.4	001-38086 Form 8-K (filed April 4, 2019)	10.1	—
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

10.5	001-38086 Form 10-Q (Quarter Ended March 31, 2019) (filed May 3, 2019)	10.5	—	Amended and Restated Employment Agreement, dated May 1, 2019, between the Company and James A. Burke

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**		—	Certification of J. William Holden, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures
____________________

*	Incorporated herein by reference

**	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Energy Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: May 13, 2019

5