Form 10-K/A
period 2018-12-31
Vistra Energy Corp.
filed 2019-07-19
CIK 1692819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38086

Vistra Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	36-4833255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 Sierra Drive, Irving, Texas 75039	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	VST	New York Stock Exchange
Warrants	VST.WS.A	New York Stock Exchange
7.00% tangible equity units	DYNC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2019 annual meeting of stockholders are incorporated in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Vistra Energy Corp. (the “Company”) for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2019 (the “Original 10-K”), is being filed for the purpose of updating Exhibits 31.1, 31.2, 32.1 and 32.2 (the “Original Exhibits”), which, due to an administrative error, were inadvertently filed as the respective exhibits from the Company’s previous Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Commission on February 26, 2018. As a result, this Amendment contains only the cover page to this Form 10-K/A, this Explanatory Note, Item 6, the Signature Page and the new certifications by the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed herewith as exhibits to this Amendment. No other changes have been made to the Form 10-K.

Except as noted above, this Amendment does not amend, modify or otherwise update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	All other documents and schedules have been omitted as they were not applicable to this Amendment No. 1.

(b)	Exhibits filed or furnished as part of Part IV are:

Exhibits	Previously Filed With File Number*	As Exhibit		Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference
**	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTRA ENERGY CORP.

Date: July 19, 2019	By:	/s/ Christy Dobry
	Name:	Christy Dobry
	Title:	Vice President and Controller
(Principal Accounting Officer)

4