Form 10-Q/A
period 2019-03-31
Vistra Energy Corp.
filed 2019-07-19
CIK 1692819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Vistra Energy Corp. (the “Company”) is filing this Amendment No. 2 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, originally filed with the Securities and Exchange Commission (the “Commission”) on May 3, 2019, as amended by the Amendment No. 1 to Form 10-Q filed with the Commission on May 13, 2019 (as amended, the “Form 10-Q”).

This Amendment is being filed solely to include a portion of the text required in paragraph 4 of the Section 302 certifications that was inadvertently omitted from Exhibits 31.1 and 31.2 in the original filing of the Form 10-Q. As a result, this Amendment contains only the cover page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and the new certifications by the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed herewith as exhibits to this Amendment. No other changes have been made to the Form 10-Q.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing of the original Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the original Form 10-Q and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

(a)	All other documents and schedules have been omitted as they were not applicable to this Amendment No. 2.

(b)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit		Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference
**	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTRA ENERGY CORP.

Date: July 19, 2019	By:	/s/ Christy Dobry
	Name:	Christy Dobry
	Title:	Vice President and Controller
(Principal Accounting Officer)

4