Form 10-Q
period 2019-09-30
Vistra Energy Corp.
filed 2019-11-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 31, 2019, there were 487,394,276 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of Vistra Energy and its subsidiaries occasionally make references to Vistra Energy (or "we," "our," "us" or "the Company"), Luminant, TXU Energy, Value Based Brands LLC, Dynegy Energy Services, Homefield Energy, TriEagle Energy, U.S. Gas & Electric or Public Power, when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Ambit	Ambit Holdings, LLC, and/or its subsidiaries, depending on context
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CCGT	combined cycle gas turbine
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
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
PrefCo Preferred Stock Sale
as part of the Spin-Off, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share

Public Power
Public Power, LLC, an indirect, wholly owned subsidiary of Vistra Energy, a REP in certain areas of PJM, NYISO, ISO-NE and MISO that is engaged in the retail sale of electricity to residential and business customers

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
TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra Energy related to certain tax benefits, including those it realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TriEagle Energy
TriEagle Energy, LP, an indirect, wholly owned subsidiary of Vistra Energy, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers

TWh	terawatt-hours
TXU Energy
TXU Energy Retail Company LLC, an indirect, wholly owned subsidiary of Vistra Energy that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

U.S.	United States of America
U.S. Gas & Electric
U.S. Gas and Electric, Inc., an indirect, wholly owned subsidiary of Vistra Energy, a REP in certain areas of PJM, NYISO, ISO-NE and MISO that is engaged in the retail sale of electricity to residential and business customers

Value Based Brands
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

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $6.523 billion senior secured financing facilities (see Note 11 to the Financial Statements).

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues (Note 5)	$3,194	$3,243	$8,949	$6,581
Fuel, purchased power costs and delivery fees	(1,687)	(1,627)	(4,287)	(3,492)
Operating costs	(397)	(346)	(1,153)	(926)
Depreciation and amortization	(424)	(426)	(1,213)	(967)
Selling, general and administrative expenses	(246)	(194)	(637)	(711)
Operating income	440	650	1,659	485
Other income (Note 19)	6	6	45	25
Other deductions (Note 19)	(4)	(1)	(9)	(4)
Interest expense and related charges (Note 19)	(224)	(154)	(720)	(291)
Impacts of Tax Receivable Agreement (Note 8)	(62)	17	(26)	(65)
Equity in earnings of unconsolidated investment	3	7	13	11
Income before income taxes	159	525	962	161
Income tax expense (Note 7)	(45)	(194)	(270)	(31)
Net income	$114	$331	$692	$130
Net (income) loss attributable to noncontrolling interest	(1)	(1)	2	2
Net income attributable to Vistra Energy	$113	$330	$694	$132
Weighted average shares of common stock outstanding:
Basic	490,562,179	533,142,189	486,215,356	500,781,573
Diluted	493,670,295	540,972,802	490,226,743	508,128,988
Net income per weighted average share of common stock outstanding:
Basic	$0.23	$0.62	$1.43	$0.26
Diluted	$0.23	$0.61	$1.42	$0.26

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$114	$331	$692	$130
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $4, $—, $4 and $—)	(13)	1	(12)	2
Total other comprehensive income (loss)	(13)	1	(12)	2
Comprehensive income	$101	$332	$680	$132
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(1)	2	2
Comprehensive income attributable to Vistra Energy	$100	$331	$682	$134

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited) (Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018

Cash flows — operating activities:
Net income	$692	$130
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,394	1,070
Deferred income tax expense, net	254	29
Unrealized net (gain) loss from mark-to-market valuations of commodities	(625)	207
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	275	(123)
Asset retirement obligation accretion expense	40	37
Impacts of Tax Receivable Agreement (Note 8)	26	65
Stock-based compensation	35	59
Other, net	12	64
Changes in operating assets and liabilities:
Margin deposits, net	129	(39)
Accrued interest	15	(59)
Accrued taxes	(31)	(102)
Accrued employee incentive	(53)	(17)
Other operating assets and liabilities	(340)	(458)
Cash provided by operating activities	1,823	863
Cash flows — financing activities:
Issuances of long-term debt (Note 11)	4,600	1,000
Repayments/repurchases of debt (Note 11)	(4,668)	(2,902)
Net borrowings under accounts receivable securitization program (Note 10)	261	350
Stock repurchase (Note 14)	(632)	(414)
Dividends paid to stockholders (Note 14)	(181)	—
Debt tender offer and other financing fees (Note 11)	(170)	(216)
Other, net	6	10
Cash used in financing activities	(784)	(2,172)
Cash flows — investing activities:
Capital expenditures, including LTSA prepayments	(348)	(209)
Nuclear fuel purchases	(33)	(66)
Development and growth expenditures	(93)	(28)
Crius acquisition (net of cash acquired)	(374)	—
Cash acquired in the Merger	—	445
Proceeds from sales of nuclear decommissioning trust fund securities (Note 19)	354	211
Investments in nuclear decommissioning trust fund securities (Note 19)	(370)	(227)
Proceeds from sale of environmental allowances	32	—
Purchases of environmental allowances	(169)	(4)
Other, net	22	11
Cash (used in) provided by investing activities	(979)	133

Net change in cash, cash equivalents and restricted cash	60	(1,176)
Cash, cash equivalents and restricted cash — beginning balance	693	2,046
Cash, cash equivalents and restricted cash — ending balance	$753	$870

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$707	$636
Restricted cash (Note 19)	46	57
Trade accounts receivable — net (Note 19)	1,419	1,087
Inventories (Note 19)	430	412
Commodity and other derivative contractual assets (Note 16)	999	730
Margin deposits related to commodity contracts	236	361
Prepaid expense and other current assets	291	152
Total current assets	4,128	3,435
Investments (Note 19)	1,451	1,250
Investment in unconsolidated subsidiary (Note 19)	123	131
Property, plant and equipment — net (Note 19)	14,075	14,612
Operating lease right-of-use assets (Note 12)	50	—
Goodwill (Note 6)	2,287	2,068
Identifiable intangible assets — net (Note 6)	2,595	2,493
Commodity and other derivative contractual assets (Note 16)	181	109
Accumulated deferred income taxes	1,155	1,336
Other noncurrent assets	398	590
Total assets	$26,443	$26,024
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable securitization program (Note 10)	$600	$339
Long-term debt due currently (Note 11)	220	191
Trade accounts payable	916	945
Commodity and other derivative contractual liabilities (Note 16)	1,364	1,376
Margin deposits related to commodity contracts	8	4
Accrued income taxes	18	10
Accrued taxes other than income	152	182
Accrued interest	88	77
Asset retirement obligations (Note 19)	167	156
Operating lease liabilities (Note 12)	12	—
Other current liabilities	370	345
Total current liabilities	3,915	3,625
Long-term debt, less amounts due currently (Note 11)	10,728	10,874
Operating lease liabilities (Note 12)	53	—
Commodity and other derivative contractual liabilities (Note 16)	426	270
Accumulated deferred income taxes	10	10
Tax Receivable Agreement obligation (Note 8)	443	420
Asset retirement obligations (Note 19)	2,157	2,217
Identifiable intangible liabilities — net (Note 6)	381	401
Other noncurrent liabilities and deferred credits (Note 19)	538	340
Total liabilities	18,651	18,157

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)

	September 30, 2019	December 31, 2018
Commitments and Contingencies (Note 13)
Total equity (Note 14):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2019 — 487,783,432; December 31, 2018 — 493,215,309)	5	5
Treasury stock, at cost (shares: September 30, 2019 — 40,151,888; December 31, 2018 — 32,815,783)	(951)	(778)
Additional paid-in-capital	9,708	10,107
Retained deficit	(936)	(1,449)
Accumulated other comprehensive income (loss)	(34)	(22)
Stockholders' equity	7,792	7,863
Noncontrolling interest in subsidiary	—	4
Total equity	7,792	7,867
Total liabilities and equity	$26,443	$26,024

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the Company" are to Vistra Energy and/or its subsidiaries, as apparent in the context. See Glossary for defined terms.

Vistra Energy is a holding company operating an integrated retail and generation business in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. See Note 18 for further information concerning reportable business segments.

Ambit Transaction

On November 1, 2019, an indirect, wholly owned subsidiary of Vistra Energy completed the acquisition of Ambit (Ambit Transaction). Because the Ambit Transaction closed on November 1, 2019, Vistra Energy's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Ambit and its subsidiaries. See Note 2 for a summary of the Ambit Transaction.

Crius Transaction

On July 15, 2019, an indirect, wholly owned subsidiary of Vistra Energy completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly own the operating business of Crius (Crius Transaction). Because the Crius Transaction closed on July 15, 2019, Vistra Energy's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Crius and its subsidiaries prior to July 15, 2019. See Note 2 for a summary of the Crius Transaction.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. The ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU will be effective for fiscal years beginning after December 31, 2019. We do not expect the ASU to have a material impact on our financial statements.

2.    ACQUISITONS, MERGER TRANSACTION AND BUSINESS COMBINATION ACCOUNTING

Ambit Transaction

On November 1, 2019 (Ambit Acquisition Date), Volt Asset Company, Inc., an indirect, wholly owned subsidiary of Vistra Energy, completed the acquisition of Ambit (Ambit Transaction). Ambit is an energy retailer selling both electricity and natural gas products to residential and small business customers in 17 states.

The Ambit Transaction is expected to (i) augment Vistra Energy's existing retail marketing capabilities with additional direct selling capability and a proprietary technology platform, (ii) reduce risk and aid expansion into higher margin channels by improving Vistra Energy's match of its generation to load profile due to a high degree of overlap with Vistra Energy's generation fleet with Ambit's approximately 11 TWh of annual load, primarily in ERCOT and PJM and (iii) enhance the integrated value proposition through collateral and transaction efficiencies.

The Ambit Transaction will be accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Ambit Acquisition Date. Due to the limited time between the Acquisition Date and this filing, our purchase price allocation for the assets acquired and the liabilities assumed in the Ambit Acquisition has not been completed. The results of operations of Ambit will be reported in our consolidated financial statements beginning as of the Ambit Acquisition Date. Vistra Energy funded the purchase price of $475 million plus Ambit's outstanding net working capital using cash on hand. All of Ambit's outstanding debt was repaid at closing and not assumed by Vistra Energy. Our initial accounting for the purchase price allocation for the assets acquired and the liabilities assumed in the Ambit Transaction and the supplemental pro forma financial results is currently underway and will be presented no later than the fourth quarter of 2019.

Crius Transaction

On July 15, 2019 (Crius Acquisition Date), Vienna Acquisition B.C. Ltd., an indirect, wholly owned subsidiary of Vistra Energy, completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly own the operating business of Crius. Crius is an energy retailer selling both electricity and natural gas products to residential and small business customers in 19 states.

Vistra Energy funded the purchase price of $400 million (including $382 million for outstanding trust units) using cash on hand.

Crius Business Combination Accounting

We believe the Crius Transaction has (i) reduced risk and aided expansion into higher margin channels by improving Vistra Energy's match of its generation to load profile due to a high degree of overlap with Vistra Energy's generation fleet with Crius' approximately 10 TWh of annual electricity load, (ii) established a platform for growth by leveraging Vistra Energy's existing retail marketing capabilities and Crius' experienced team and (iii) enhanced the integrated value proposition through collateral and transaction efficiencies, particularly via Crius' retail electric portfolio.

The Crius Transaction is being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Crius Acquisition Date. The combined results of operations are reported in our consolidated financial statements beginning as of the Crius Acquisition Date. A summary of the techniques used to estimate the fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 15), is listed below:

•	Working capital was valued using available market information (Level 2).

•	Acquired derivatives were valued using the methods described in Note 15 (Level 2 or Level 3).

•	Acquired retail customer relationship was valued based on discounted cash flow analysis of acquired customers and estimated attrition rates (Level 3).

•	Long-term debt was valued using a market approach (Level 2).

The following table summarizes the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Crius Transaction as of the Crius Acquisition Date. The purchase price was $400 million. The purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. The preliminary values included below represent our current best estimates for accumulated deferred income taxes, identifiable intangible assets, net working capital and long-term debt. The purchase price allocation is preliminary and each of the values included below may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. The final purchase price allocation will be completed no later than the second quarter of 2020.

Crius Transaction Preliminary Purchase Price Allocation
Cash and cash equivalents	$26
Net working capital	33
Accumulated deferred income taxes	36
Identifiable intangible assets	294
Goodwill	205
Other noncurrent assets and liabilities, net	4
Total assets acquired	598
Identifiable intangible liabilities	36
Long-term debt, including amounts due currently	140
Commodity and other derivative contractual assets and liabilities, net	22
Total liabilities assumed	198
Identifiable net assets acquired	$400

Acquisition costs incurred in the Crius Transaction totaled $2 million and $4 million in the three and nine months ended September 30, 2019, respectively. For the Crius Acquisition Date through September 30, 2019, our condensed statements of consolidated income include revenues and net loss acquired in the Crius Transaction totaling $239 million and $16 million, respectively. The net loss acquired in the Crius Transaction includes intangible amortization and transition related expenses.

Crius Transaction Unaudited Pro Forma Financial Information — The following unaudited consolidated pro forma financial information for the nine months ended September 30, 2019 assumes that the Crius Transaction occurred on January 1, 2019. The unaudited consolidated pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Crius Transaction been completed on January 1, 2019, nor is the unaudited consolidated pro forma financial information indicative of future results of operations, which may differ materially from the consolidated pro forma financial information presented here.

Nine Months Ended September 30, 2019
Revenues	$9,513
Net income (a)	$629
Net income attributable to Vistra Energy	$631
Net income attributable to Vistra Energy per weighted average share of common stock outstanding — basic	$1.30
Net income attributable to Vistra Energy per weighted average share of common stock outstanding — diluted	$1.29

__________

(a)	Decrease in pro forma net income compared to consolidated net income is driven by unrealized losses on hedging activities of Crius and increased amortization.

The consolidated unaudited pro forma financial information presented above includes adjustments for incremental depreciation and amortization as a result of the fair value determination of the net assets acquired and the related impacts on tax expense.

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

Dynegy Merger Final Purchase Price Allocation
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

Acquisition costs incurred in the Merger totaled less than $1 million and $25 million for the nine months ended September 30, 2019 and 2018, respectively.

Dynegy Merger Unaudited Pro Forma Financial Information — The following unaudited pro forma financial information for the nine months ended September 30, 2018 assumes that the Merger occurred on January 1, 2018. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Merger been completed on January 1, 2018, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Nine Months Ended September 30, 2018
Revenues	$8,032
Net loss	$(64)
Net loss attributable to Vistra Energy	$(61)
Net loss attributable to Vistra Energy per weighted average share of common stock outstanding — basic	$(0.12)
Net loss attributable to Vistra Energy per weighted average share of common stock outstanding — diluted	$(0.12)

The unaudited pro forma financial information presented above includes adjustments for incremental depreciation and amortization as a result of the fair value determination of the net assets acquired, interest expense on debt assumed in the Merger, effects of the Merger on tax expense, changes in the expected impacts of the tax receivable agreement due to the Merger, and other related adjustments.

3.	ACQUISITION AND DEVELOPMENT OF GENERATION FACILITIES

Battery Energy Storage Projects

Upton 2 — We have completed the construction of our first battery energy storage system (ESS). In October 2018, we were awarded a $1 million grant from the TCEQ for our battery ESS at our Upton 2 solar facility. The grant is part of the Texas Emissions Reduction Plan. The 10 MW lithium-ion ESS captures excess solar energy produced during the day and releases the energy in late afternoon and early evening, when demand is highest. The Upton 2 battery ESS became operational in December 2018.

Oakland — In June 2019, East Bay Community Energy signed a ten-year contract to receive resource adequacy capacity from the planned development of a 20 MW battery ESS at our Oakland Power Plant site in California. The contract is pending a concurrent utility Market Capability Agreement contract for review and signature. The utility Market Capability Agreement will then be sent to the California Public Utilities Commission (CPUC) for approval.

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with Pacific Gas and Electric Company (PG&E) to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California. PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. At September 30, 2019, we had accumulated approximately $50 million in construction work-in-process for this ESS. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. We anticipate the Moss Landing battery ESS will commence commercial operations in the fourth quarter of 2020. PG&E filed for Chapter 11 bankruptcy protection in January 2019. On October 15, 2019, PG&E filed a motion in its bankruptcy proceeding requesting approval of the assumption of the resource adequacy contract. If the terms of the resource adequacy contract are not honored by PG&E or the resource adequacy contract is rejected through the bankruptcy process, we could have future impairment losses.

Solar Development Project

Upton 2 — In May 2017, we acquired the rights to develop, construct and operate a utility scale solar photovoltaic power generation facility in Upton County, Texas (Upton 2). As part of this project, we entered into a turnkey engineering, procurement and construction agreement to construct the approximately 180 MW facility. We spent approximately $231 million related to this project primarily for progress payments under the engineering, procurement and construction agreement and the acquisition of the development rights. The facility began test operations in March 2018 and commercial operations began in June 2018.

4.	RETIREMENT OF GENERATION FACILITIES

In September 2019, we announced the settlement of a lawsuit alleging violations of opacity and particulate matter limits at our Edwards facility in Bartonville, Illinois. As part of the settlement, which requires review by the Department of Justice and approval by the U.S. District Court for the Central District of Illinois, we will retire the Edwards facility by the end of 2022 (see Note 13). In August 2019, we announced the planned retirement of four power plants in Illinois with a total installed nameplate generation capacity of 2,068 MW. We are retiring these units due to changes in the Illinois multi-pollutant standard rule that require us to retire approximately 2,000 MW of generation capacity (see Note 13). In light of the provisions of the Federal Power Act and the FERC regulations thereunder, the affected subsidiaries of Vistra Energy identified the retiring units by analyzing each MISO plant's economics and designating the least economic units for retirement. Expected plant retirement expenses of $47 million were accrued in the three months ended September 30, 2019 and are included primarily in operating costs of our MISO segment. In August 2019, we remeasured our pension and OPEB plans resulting in an increase to the benefit obligation liability of $21 million, pretax other comprehensive loss of $18 million and curtailment expense of $3 million recognized as other deductions in our condensed statements of consolidated income. The following table details the units that have been or will be retired in Illinois totaling 2,653 MW. Operational results for these plants are included in the MISO segment for the three and nine months ended September 30, 2019 and 2018, but will be recast and included in the Asset Closure segment when they cease operations in the fourth quarter of 2019.

Name	Location (all in the state of Illinois)	Fuel Type	Net Generation Capacity (MW)	Number of Units	Dates Units To Be Taken Offline
Coffeen	Coffeen, IL	Coal	915	2	November 1, 2019
Duck Creek	Canton, IL	Coal	425	1	December 15, 2019
Havana	Havana, IL	Coal	434	1	November 1, 2019
Hennepin	Hennepin, IL	Coal	294	2	November 1, 2019
Edwards	Bartonville, IL	Coal	585	2	By the end of 2022
Total			2,653	8

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

In January and February 2018, we retired three power plants in Texas with a total installed nameplate generation capacity of 4,167 MW. We decided to retire these units because they were projected to be uneconomic based on then-current market conditions and would have faced significant environmental costs associated with operating such units. In the case of the Sandow units, the decision also reflected the execution of a contract termination agreement pursuant to which the Company and Alcoa agreed to an early settlement of a long-standing power and mining agreement. Expected retirement expenses were accrued in the third and fourth quarter of 2017 and, as a result, no retirement expenses were recorded related to these facilities in the three and nine months ended September 30, 2018. The operational results of these facilities are included in our Asset Closure segment, which is engaged in the decommissioning and reclamation of retired plants and mines. The following table details the units retired.

Name	Location (all in the state of Texas)	Fuel Type	Installed Nameplate Generation Capacity (MW)	Number of Units	Date Units Taken Offline
Monticello	Titus County	Lignite/Coal	1,880	3	January 4, 2018
Sandow	Milam County	Lignite	1,137	2	January 11, 2018
Big Brown	Freestone County	Lignite/Coal	1,150	2	February 12, 2018
Total			4,167	7

5.	REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,600	$—	$—	$—	$—	$—	$1,600
Retail energy charge in Northeast/Midwest	576	—	—	—	—	—	576
Wholesale generation revenue from ISO/RTO	—	990	137	79	116	46	1,368
Capacity revenue	—	—	24	23	5	—	52
Revenue from other wholesale contracts	—	110	187	84	48	1	430
Total revenue from contracts with customers	2,176	1,100	348	186	169	47	4,026
Other revenues:
Intangible amortization	12	—	—	—	(4)	—	8
Hedging and other revenues (a)	19	(813)	(83)	6	(17)	48	(840)
Affiliate sales	—	444	178	22	49	(693)	—
Total other revenues	31	(369)	95	28	28	(645)	(832)
Total revenues	$2,207	$731	$443	$214	$197	$(598)	$3,194
____________

(a)	Includes $86 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,362	$—	$—	$—	$—	$—	$—	$1,362
Retail energy charge in Northeast/Midwest	442	—	—	—	—	—	—	442
Wholesale generation revenue from ISO/RTO	—	393	502	244	255	1	81	1,476
Capacity revenue	—	—	164	79	15	(4)	9	263
Revenue from other wholesale contracts	—	72	11	9	5	(2)	3	98
Total revenue from contracts with customers	1,804	465	677	332	275	(5)	93	3,641
Other revenues:
Intangible amortization	15	—	—	(4)	(5)	—	—	6
Hedging and other revenues (a)	(6)	52	(275)	(42)	(136)	5	(2)	(404)
Affiliate sales	—	879	218	15	96	(1)	(1,207)	—
Total other revenues	9	931	(57)	(31)	(45)	4	(1,209)	(398)
Total revenues	$1,813	$1,396	$620	$301	$230	$(1)	$(1,116)	$3,243
____________

(a)	Includes $28 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.

	Nine Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,716	$—	$—	$—	$—	$—	$3,716
Retail energy charge in Northeast/Midwest	1,239	—	—	—	—	—	1,239
Wholesale generation revenue from ISO/RTO	—	1,426	487	355	330	141	2,739
Capacity revenue	—	—	144	176	30	—	350
Revenue from other wholesale contracts	—	207	347	96	106	7	763
Total revenue from contracts with customers	4,955	1,633	978	627	466	148	8,807
Other revenues:
Intangible amortization	(7)	—	—	(3)	(13)	3	(20)
Hedging and other revenues (a)	66	(253)	88	117	36	108	162
Affiliate sales	—	1,976	767	72	208	(3,023)	—
Total other revenues	59	1,723	855	186	231	(2,912)	142
Total revenues	$5,014	$3,356	$1,833	$813	$697	$(2,764)	$8,949

____________

(a)	Includes $611 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,423	$—	$—	$—	$—	$—	$—	$3,423
Retail energy charge in Northeast/Midwest	778	—	—	—	—	—	—	778
Wholesale generation revenue from ISO/RTO	—	775	869	362	436	52	95	2,589
Capacity revenue	—	—	283	162	44	6	20	515
Revenue from other wholesale contracts	—	175	18	14	16	(1)	4	226
Total revenue from contracts with customers	4,201	950	1,170	538	496	57	119	7,531
Other revenues:
Intangible amortization	(12)	(1)	—	(6)	(12)	—	—	(31)
Hedging and other revenues (a)	50	(181)	(436)	(71)	(256)	(29)	4	(919)
Affiliate sales	—	1,422	370	26	260	20	(2,098)	—
Total other revenues	38	1,240	(66)	(51)	(8)	(9)	(2,094)	(950)
Total revenues	$4,239	$2,190	$1,104	$487	$488	$48	$(1,975)	$6,581
____________

(a)	Includes $239 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.

Performance Obligations

As of September 30, 2019, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO or RTO or through bilateral sales. Therefore, an obligation exists as of the date of the results of the respective ISO or RTO capacity auction or the contract execution date for bilateral customers. The transaction price is also set by the results of the capacity auction and/or executed contract. These obligations total $217 million, $776 million, $725 million, $426 million and $96 million that will be recognized in the balance of the year ended December 31, 2019 and the years ending December 31, 2020, 2021, 2022 and 2023, respectively, and $65 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs or RTOs or bilateral counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	September 30, 2019	December 31, 2018
Trade accounts receivable from contracts with customers — net (a)	$1,275	$951
Other trade accounts receivable — net	144	136
Total trade accounts receivable — net	$1,419	$1,087

____________

(a)	At September 30, 2019, includes $136 million of trade accounts receivable related to operations acquired in the Crius Transaction.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying value of goodwill totaled $2.287 billion and $2.068 billion at September 30, 2019 and December 31, 2018, respectively. Of the total goodwill at September 30, 2019, (a) $205 million arose in connection with the Crius Acquisition, and is unassigned to a reporting unit pending completion of the purchase price allocation and (b) $175 million arose in connection with the Merger, of which $122 million is recorded in our ERCOT Generation reporting unit and $53 million is recorded in our ERCOT Retail reporting unit (see Note 2). The remaining $1.907 billion arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to our ERCOT Retail reporting unit. Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2019			December 31, 2018
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$1,922	$1,069	$853	$1,680	$876	$804
Software and other technology-related assets	304	109	195	270	105	165
Retail and wholesale contracts	315	167	148	316	138	178
Contractual service agreements (a)	60	2	58	70	—	70
Other identifiable intangible assets (b)	138	96	42	42	15	27
Total identifiable intangible assets subject to amortization	$2,739	$1,443	1,296	$2,378	$1,134	1,244
Retail trade names (not subject to amortization)			1,297			1,245
Mineral interests (not currently subject to amortization)			2			4
Total identifiable intangible assets			$2,595			$2,493

__________

(a)
At September 30, 2019, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.

(b)	Includes mining development costs and environmental allowances and credits.

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2019	December 31, 2018
Contractual service agreements	$107	$136
Purchase and sale contracts	179	195
Environmental allowances	95	70
Total identifiable intangible liabilities	$381	$401

Amortization expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed statements of consolidated income) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Statements of Consolidated Income Line	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Retail customer relationship	Depreciation and amortization	$82	$77	$193	$227
Software and other technology-related assets	Depreciation and amortization	16	6	45	36
Retail and wholesale contracts/purchase and sale contracts	Operating revenues/fuel, purchased power costs and delivery fees	(9)	(5)	14	28
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	76	10	116	14
Total amortization expense (a)		$165	$88	$368	$305

____________

(a)
Amounts recorded in depreciation and amortization totaled $99 million and $84 million for the three months ended September 30, 2019 and 2018, respectively, and $240 million and $266 million for the nine months ended September 30, 2019 and 2018, respectively. Excludes contractual services agreements.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of September 30, 2019, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2019	$308
2020	$211
2021	$164
2022	$101
2023	$76

7.	INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$159	$525	$962	$161
Income tax expense	$(45)	$(194)	$(270)	$(31)
Effective tax rate	28.3%	37.0%	28.1%	19.3%

For the three months ended September 30, 2019, the effective tax rate of 28.3% related to our income tax expense was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes. For the nine months ended September 30, 2019, the effective tax rate of 28.1% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, including the impact of a valuation allowance on a portion of the State of Illinois net operating loss.

For the three months ended September 30, 2018, the effective tax rate of 37.0% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of a partial valuation allowance on the State of Illinois net operating loss, partially offset by the return to provision adjustment for permanent book-tax differences. For the nine months ended September 30, 2018, the effective tax rate of 19.3% related to our income tax benefit was lower than the U.S. federal statutory rate of 21% due primarily to Vistra Energy's expanded state tax footprint requiring a remeasurement of historical Vistra Energy deferred tax balances and the return to provision adjustment for permanent book-tax differences, partially offset by an increase in state tax expense including a partial valuation allowance on the State of Illinois net operating loss.

Liability for Uncertain Tax Positions

Vistra Energy and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra Energy is not currently under audit by the IRS for any period, although review of Dynegy tax year 2018 continues to progress through the IRS's Compliance Assurance Process audit program. Crius is currently under audit by the IRS for the tax years 2015, 2016 and 2017. Uncertain tax positions totaling $38 million at September 30, 2019 reflect (i) the reversal of a $4 million reserve resulting from Vistra Energy's payment of a California State income tax assessment acquired in the Merger and (ii) the addition of a $2 million reserve associated with the acquired Crius tax position. Uncertain tax positions totaling $39 million at December 31, 2018 arose in connection with the Merger.

8.	TAX RECEIVABLE AGREEMENT OBLIGATION

On the Effective Date, Vistra Energy entered into a tax receivable agreement (the TRA) with a transfer agent on behalf of certain former first-lien creditors of TCEH. The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we realize in periods after Emergence as a result of (a) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (b) the tax basis of all assets acquired in connection with the acquisition of two CCGT natural gas-fueled generation facilities in April 2016 and (c) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first-lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 17).

During the three and nine months ended September 30, 2019, we recorded an increase of $48 million and a decrease of $19 million, respectively, to the carrying value of the TRA obligation as a result of adjustments to the timing of forecasted taxable income and state apportionment due to the expansion of Vistra Energy's state income tax profile, including Dynegy and Crius acquisitions.

During the three and nine months ended September 30, 2018, we recorded a decrease of $32 million and an increase of $14 million, respectively, to the carrying value of the TRA obligation related to changes in the timing of estimated payments resulting from the Merger, including new multistate tax impacts.

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
TRA obligation at the beginning of the period	$420	$357
Accretion expense	45	51
Changes in tax assumptions impacting timing of payments	(19)	14
Impacts of Tax Receivable Agreement	26	65
TRA obligation at the end of the period	446	422
Less amounts due currently	(3)	(20)
Noncurrent TRA obligation at the end of the period	$443	$402

As of September 30, 2019, the estimated carrying value of the TRA obligation totaled $446 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra Energy now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2019, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.3 billion, with more than half of such amount expected to be attributable to the first 15 tax years following Emergence, and the final payment expected to be made approximately 40 years following Emergence (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stock — basic	$113	$330	$694	$132
Weighted average shares of common stock outstanding — basic	490,562,179	533,142,189	486,215,356	500,781,573
Net income per weighted average share of common stock outstanding — basic	$0.23	$0.62	$1.43	$0.26
Dilutive securities: Stock-based incentive compensation plan	3,108,116	7,830,613	4,011,387	7,347,415
Weighted average shares of common stock outstanding — diluted	493,670,295	540,972,802	490,226,743	508,128,988
Net income per weighted average share of common stock outstanding — diluted	$0.23	$0.61	$1.42	$0.26

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 7,145,662 and 7,094,687 shares for the three months ended September 30, 2019 and 2018, respectively, and 7,104,523 and 5,651,527 shares for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, outstanding borrowings under the receivables facility totaled $600 million and were supported by $835 million of RecCo gross receivables. As of December 31, 2018, outstanding borrowings under the receivables facility totaled $339 million.

11.	LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	September 30, 2019	December 31, 2018
Vistra Operations Credit Facilities	$3,798	$5,813
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,200	—
4.300% Senior Secured Notes, due July 15, 2029	800	—
Total Vistra Operations Senior Secured Notes	2,000	—
Vistra Operations Senior Unsecured Notes:
5.500% Senior Notes, due September 1, 2026	1,000	1,000
5.625% Senior Notes, due February 15, 2027	1,300	—
5.000% Senior Notes, due July 31, 2027	1,300	—
Total Vistra Operations Senior Unsecured Notes	3,600	1,000
Vistra Energy Senior Unsecured Notes:
7.375% Senior Notes, due November 1, 2022	—	1,707
5.875% Senior Notes, due June 1, 2023	500	500
7.625% Senior Notes, due November 1, 2024 (a)	387	1,147
8.034% Senior Notes, due February 2, 2024	—	25
8.000% Senior Notes, due January 15, 2025	81	81
8.125% Senior Notes, due January 30, 2026	166	166
Total Vistra Energy Senior Unsecured Notes	1,134	3,626
Other:
7.000% Amortizing Notes, due July 1, 2019	—	24
Forward Capacity Agreements	191	236
Equipment Financing Agreements	114	120
Mandatorily redeemable subsidiary preferred stock (b)	70	70
8.82% Building Financing due semiannually through February 11, 2022 (c)	15	21
9.5% Promissory Notes, due July 2025	44	—
2% Term Loan due February 2027	8	—
Total other long-term debt	442	471
Unamortized debt premiums, discounts and issuance costs (d)	(26)	155
Total long-term debt including amounts due currently	10,948	11,065
Less amounts due currently	(220)	(191)
Total long-term debt less amounts due currently	$10,728	$10,874
____________

(a)
On November 1, 2019, Vistra Energy redeemed all outstanding 7.625% Senior Notes due 2024 at a redemption price equal to 103.8% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding the date of redemption.

(b)
Shares of mandatorily redeemable preferred stock in PrefCo. This subsidiary preferred stock is accounted for as a debt instrument under relevant accounting guidance. On October 3, 2019, PrefCo redeemed all of the issued and outstanding preferred stock at a price per share equal to the preferred liquidation amount, plus accrued and unpaid dividends to and including the date of redemption.

(c)
Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.

(d)	Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At September 30, 2019, the Vistra Operations Credit Facilities consisted of up to $6.523 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $1.897 billion (Term Loan B-1 Facility) and $1.901 billion (Term Loan B-3 Facility).

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

These amounts reflect amendments to the Vistra Operations Credit Facilities in March 2019 and May 2019 whereby we obtained $225 million of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $50 million. Fees and expenses related to the amendments to the Vistra Operations Credit Facilities totaled $2 million in the nine months ended September 30, 2019, which were capitalized as a noncurrent asset.

These amounts also reflect an amendment to the Vistra Operations Credit Facilities in June 2018 whereby we incurred $2.050 billion of borrowings under the new Term Loan B-3 Facility and obtained $1.640 billion of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $1.585 billion. The maturity date of the Revolving Credit Facility was extended from August 4, 2021 to June 14, 2023. As discussed below, the proceeds from the Term Loan B-3 Facility were used to repay borrowings under the credit agreement that Vistra Energy assumed from Dynegy in connection with the Merger. Additionally, letter of credit term loans totaling $500 million (Term Loan C Facility) were repaid using $500 million of cash from collateral accounts used to backstop letters of credit. Fees and expenses related to the amendment to the Vistra Operations Credit Facilities totaled $42 million in the nine months ended September 30, 2018, of which $23 million was recorded as interest expense and other charges on the statements of consolidated income, $9 million was capitalized as a reduction in the carrying amount of the debt and $10 million was capitalized as a noncurrent asset.

The Vistra Operations Credit Facilities and related available capacity at September 30, 2019 are presented below.

		September 30, 2019
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$1,844
Term Loan B-1 Facility	August 4, 2023	1,897	1,897	—
Term Loan B-3 Facility	December 31, 2025	1,901	1,901	—
Total Vistra Operations Credit Facilities		$6,523	$3,798	$1,844
___________

(a)
Facility to be used for general corporate purposes. Facility includes a $2.35 billion letter of credit sub-facility, of which $881 million of letters of credit were outstanding at September 30, 2019 and which reduce our available capacity.

In February 2018 and June 2018, certain pricing terms for the Vistra Operations Credit Facilities were amended. We accounted for these transactions as modifications of debt. At September 30, 2019, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-1 and B-3 Facilities bear interest based on applicable LIBOR rates plus fixed spreads of 2.00% and 2.00%, respectively. At September 30, 2019, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 4.04% and 4.04% under the Term Loan B-1 and B-3 Facilities, respectively. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

In October 2019, Vistra Operations borrowed $550 million under its Revolving Credit Facility. The proceeds of the borrowing were used for general corporate purposes, including the funding of a $425 million dividend to Vistra Energy to pay the principal, premium and interest due in connection with the redemption by Vistra Energy of the entire $387 million aggregate principal amount outstanding of 7.625% senior notes.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first-lien debt compared to an EBITDA calculation defined under the terms of the facilities, not to exceed 4.25 to 1.00. Although the period ended September 30, 2019 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Effective January 2017, we entered into $3.0 billion notional amount of interest rate swaps to hedge a portion of our exposure to our variable rate debt. The interest rate swaps expire in July 2023. In May 2018 and June 2018, we entered into $3.0 billion notional amount of interest rate swaps that become effective in July 2023 and expire in July 2026.

In June 2018, we completed the novation of $1.959 billion notional amount of Vistra Energy (legacy Dynegy) interest rate swaps to Vistra Operations. In June 2019, we terminated $841 million notional amount of these interest rate swaps. At September 30, 2019, $720 million notional amount of these interest rate swaps remained in effect with an expiration date of February 2024.

The interest rate swaps that are currently effective and expire in July 2023 and February 2024 effectively fix the interest rates between 3.92% and 4.16% on $3.720 billion of our variable rate debt. The interest rate swaps that become effective in July 2023 and expire in July 2026 effectively fix the interest rates between 4.97% and 5.04% on $3.0 billion of our variable rate debt during the period. The interest rate swaps are secured by a first-lien secured interest on a pari-passu basis with the Vistra Operations Credit Facilities.

Alternate Letter of Credit Facilities

Two alternate letter of credit facilities (each, an Alternative LOC Facility, and collectively, the Alternate LOC Facilities) with an aggregate facility limit of $500 million became effective in the nine months ended September 30, 2019. At September 30, 2019, $489 million of letters of credit were outstanding under the Alternate LOC Facilities. Of the total facility limit, $250 million matures in December 2020 and $250 million matures in December 2021.

Debt Assumed in Crius Transaction

On the Crius Acquisition Date, Vistra Energy assumed $140 million in long-term debt obligations in connection with the Crius Transaction consisting of the following:

•	$44 million of 9.50% promissory notes due July 2025 (2025 promissory notes);

•	$8 million of 2.00% Connecticut Department of Economic and Community Development (CT DECD) term loans due February 2027, and

•	$88 million of borrowings and $9 million of issued letters of credit under the legacy Crius credit facility.

In July 2019, borrowings of $88 million under the legacy Crius credit facility were repaid using cash on hand. At September 30, 2019, $3 million of letters of credit were outstanding under the legacy Crius credit facility. In November 2019, (i) borrowings of approximately $38 million under the 2025 promissory notes were repaid using cash on hand and (ii) borrowings of approximately $2 million were offset by legacy indemnification obligations of the holders of the 2025 promissory notes.

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

Vistra Operations Senior Unsecured Notes

In June 2019, Vistra Operations issued and sold $1.3 billion aggregate principal amount of 5.00% senior unsecured notes due 2027 (5.00% senior notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act (the June 2019 Notes Offering). The 5.00% senior notes were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and Goldman Sachs & Co. LLC, as representative of the several initial purchasers. Fees and expenses related to the offering totaled $13 million in the three months ended June 30, 2019, which were capitalized as a reduction in the carrying amount of the debt. Net proceeds from the June 2019 Notes Offering totaling approximately $1.287 billion, together with cash on hand, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with (i) the June 2019 Tender Offer described below and (ii) the redemption of approximately $306 million of our outstanding 7.375% senior unsecured notes due 2022 (7.375% senior notes) and approximately $87 million of our 7.625% senior unsecured notes due 2024 (7.625% senior notes) in July 2019. The 5.00% senior notes mature in July 2027, with interest payable in cash semiannually in arrears on January 31and July 31 beginning January 31, 2020. We recorded an extinguishment gain of $2 million on the redemptions in the three months ended September 30, 2019.

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

Vistra Energy Senior Unsecured Notes

Bond Repurchase Program — In November 2018, our board of directors (the Board) authorized a bond repurchase program under which up to $200 million principal amount of outstanding Vistra Energy Senior Unsecured Notes could be repurchased. Through September 30, 2019, $119 million principal amount of Vistra Energy Senior Unsecured Notes had been repurchased. No repurchases were made in the three and nine months ended September 30, 2019. In July 2019, the Board authorized up to $1.0 billion to repay or repurchase any outstanding debt of the Company (or its subsidiaries), with its authority superseding the previously authorized bond repurchase program.

November 2019 Redemption — In November 2019, Vistra Energy redeemed the entire $387 million aggregate principal amount outstanding of 7.625% senior notes at a redemption price equal to 103.8% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption.

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

Assumption of Senior Notes in Merger — On the Merger Date, Vistra Energy assumed $6.138 billion principal amount of Dynegy's senior unsecured notes. In May 2018, $850 million of outstanding 6.75% senior unsecured notes due 2019 were redeemed at a redemption price of 101.7% of the aggregate principal amount, plus accrued and unpaid interest up to but not including the date of redemption. Fees and expenses related to the redemption totaled $14 million in the three months ended June 30, 2018 and were recorded as interest expense and other charges on the condensed statements of consolidated income. In June 2018, each of the Company's subsidiaries that guaranteed the Vistra Operations Credit Facilities (and did not already guarantee the senior notes) provided a guarantee on the senior notes that remained outstanding.

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

Forward Capacity Agreements

On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2019-2020 and 2020-2021 in the amounts of $81 million and $110 million, respectively. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as long-term debt of $191 million with an implied interest rate of 3.20%.

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

Redeemable Preferred Stock of PrefCo

In October 2019, PrefCo voluntarily redeemed the entire $70 million aggregate principal amount outstanding of its authorized preferred stock at a price per share equal to the preferred liquidation amount, plus accrued and unpaid dividends to and including the date of redemption.

Maturities

Long-term debt maturities at September 30, 2019 are as follows:

September 30, 2019
Remainder of 2019	$122
2020	144
2021	70
2022	16
2023	2,408
Thereafter	8,214
Unamortized premiums, discounts and debt issuance costs	(26)
Total long-term debt, including amounts due currently	$10,948

12.	LEASES

Vistra has both finance and operating leases for real estate, rail cars and equipment. Our leases have remaining lease terms for 1 to 38 years. Our leases include options to renew up to 14 years. Certain leases also contain options to terminate the lease.

Lease Cost

The following table presents costs related to lease activities:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3	$10
Finance lease:
Finance lease right-of-use asset amortization	1	3
Interest on lease liabilities	1	2
Total finance lease cost	2	5
Variable lease cost (a)	5	17
Short-term lease cost	4	17
Sublease income (b)	(2)	(6)
Net lease cost	$12	$43
____________

(a)	Represents coal stockpile management services, common area maintenance services and rail car payments based on the number of rail cars used.

(b)	Represents sublease income related to real estate leases.

Balance Sheet Information

The following table presents lease related balance sheet information:

September 30, 2019
Lease assets
Operating lease right-of-use assets	$50
Finance lease right-of-use assets (net of accumulated depreciation)	70
Total lease right-of-use assets	120
Current lease liabilities
Operating lease liabilities	12
Finance lease liabilities	7
Total current lease liabilities	19
Noncurrent lease liabilities
Operating lease liabilities	53
Finance lease liabilities	88
Total noncurrent lease liabilities	141
Total lease liabilities	$160

Cash Flow and Other Information

The following table presents lease related cash flow and other information:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10
Operating cash flow from finance leases	3
Finance cash flow from finance leases	2
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	91
Right-of-use assets obtained in exchange for new finance lease liabilities	24
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	(36)
Modification of finance lease right-of-use assets	51

Weighted Average Remaining Lease Term

The following table presents weighted average remaining lease term information:

September 30, 2019
Weighted average remaining lease term
Operating lease	14 years
Finance lease	16 years
Weighted average discount rate
Operating lease	5.67%
Finance lease	5.83%

Maturity of Lease Liabilities

The following table presents maturity of lease liabilities:

	Operating lease	Finance lease	Total lease
Remainder of 2019	$3	$3	$6
2020	14	13	27
2021	9	12	21
2022	8	12	20
2023	7	12	19
Thereafter	52	85	137
Total lease payments	93	137	230
Less: Interest	(28)	(42)	(70)
Present value of lease liabilities	$65	$95	$160

As of September 30, 2019, we have no material operating or finance leases that have not yet commenced.

13.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts, including the assumed Dynegy senior unsecured notes described above, that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of September 30, 2019, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees.

Letters of Credit

At September 30, 2019, we had outstanding letters of credit totaling $1.370 billion as follows:

•
$1.224 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs or RTOs;

•	$47 million to support executory contracts and insurance agreements;

•	$38 million to support our REP financial requirements with the PUCT, and

•	$61 million for other credit support requirements.

Surety Bonds

At September 30, 2019, we had outstanding surety bonds totaling $55 million to support performance under various contracts and legal obligations in the normal course of business.

Litigation

Gas Index Pricing Litigation — We, through our subsidiaries, and other energy companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices in three states (Kansas, Missouri and Wisconsin) during the relevant time period and seek damages under the respective state antitrust statutes. The cases had been consolidated (along with other similar cases) in a multi-district litigation (MDL) proceeding in the U.S. District Court for Nevada, but in January 2019 the MDL judge issued an order remanding the consolidated cases back to their respective courts of origin. Along with other defendants, we had previously reached a settlement in the Kansas and Missouri class action cases, which the judge approved. The settlement amounts were immaterial. We remain as defendants in two consolidated putative class actions (Wisconsin) and one individual action (Kansas). While we cannot predict the outcome of these legal proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

Advatech Dispute — In October 2018, Illinois Power Generating Company (Genco) defended an arbitration filed by Advatech LLC (Advatech) alleging $81 million in termination charges under the Second Amended and Restated Newton Flue Gas Desulfurization System Engineering, Procurement, Construction and Commissioning Services Contract dated as of December 15, 2014. An arbitration panel issued a final award in June 2019, including pre-award and post-award interest and fees totaling approximately $46 million, of which $42 million was recorded as a liability as part of our purchase price allocation of the Merger, $2 million was recorded as interest expense in our condensed statements of consolidated income and $2 million was recorded as selling, general and administrative expense in our condensed statements of consolidated income. Post-award interest of approximately $1 million was recorded as interest expense in our condensed statements of consolidated income in the three months ended September 30, 2019. In June 2019, Genco moved to vacate the award in the U.S. District Court for the Southern District of Illinois, and Advatech moved to confirm the award in the U.S. District Court for the Northern District of Illinois, which is currently stayed pending a decision by the Southern District of Illinois on the issue of venue.

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

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas emissions (GHG) from electricity generation units, referred to as the Clean Power Plan, including rules for existing facilities that would establish state-specific emissions rate goals to reduce nationwide CO2 emissions. Various parties filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) and subsequently, in January 2016, a coalition of state, industry and other parties filed applications with the U.S. Supreme Court (Supreme Court) asking that the Supreme Court stay the rule pending review by the D.C. Circuit Court. In February 2016, the Supreme Court stayed the rule. In July 2019, petitioners filed a joint motion to dismiss in light of the EPA's new rule, the Affordable Clean Energy rule, that replaces the Clean Power Plan discussed below. In September 2019, the D.C. Circuit Court granted petitioners' motion to dismiss and dismissed all of the petitions as moot.

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule develops emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. States must submit their plans for regulating GHG emissions from existing facilities by July 2022. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra Energy submitted comments on that proposed rulemaking. While we cannot predict the outcome of these rulemakings and related legal proceedings, or estimate a range of reasonably probable costs, the rules, if implemented, could have a material impact on our results of operations, liquidity or financial condition.

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

Affirmative Defenses During Malfunctions

In May 2015, the EPA finalized a rule requiring 36 states, including Texas, Illinois and Ohio, to remove or replace either EPA-approved exemptions or affirmative defense provisions for excess emissions during upset events and unplanned maintenance and startup and shutdown events, referred to as the SIP Call. Various parties (including Luminant, the State of Texas and the State of Ohio) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. In April 2017, the D.C. Circuit Court ordered the case to be held in abeyance. In April 2019, the EPA Region 6 proposed a rule to withdraw the SIP Call with respect to the Texas affirmative defense provisions. We submitted comments on that proposed rulemaking in June 2019. We cannot predict the timing or outcome of this proceeding, or estimate a range of reasonably possible costs, but implementation of the 2015 rule as finalized could have a material impact on our results of operations, liquidity or financial condition.

Illinois Multi-Pollutant Standards (MPS)

In August 2019, changes proposed by the Illinois Pollution Control Board to the Illinois multi-pollutant standard rule (MPS rule), which places NOx, SO2 and mercury emissions limits on our coal plants located in MISO went into effect. Under the revised MPS rule, our allowable SO2 and NOx emissions from the MISO fleet are 48% and 42% lower. respectively, than prior to the rule changes. The revised MPS rule requires the continuous operation of existing selective catalytic reduction (SCR) control systems during the ozone season, requires SCR-controlled units to meet an ozone season NOX emission rate limit, and set an additional, site-specific annual SO2 limit for our Joppa Power Station. Additionally, the company will be retiring its Havana, Hennepin, Coffeen and Duck Creek plants by the end of 2019 in order to comply with the MPS rule's requirement to retire at least 2,000 MW of the company's generation in MISO. The required regulatory approvals for these retirements have been received from MISO and PJM and these plants will be permanently retired by the end of 2019. See Note 4 for information regarding the retirement of the four plants.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would revise its previous nonattainment designations and each area at issue would be designated unclassifiable. In September 2019, we submitted comments in support of the proposed Error Correction Rule. While we cannot predict the outcome of this matter, or estimate a range of reasonably possible costs, the result could have a material impact on our results of operations, liquidity or financial condition.

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

In January 2017, the EPA dismissed its two remaining claims with prejudice and the district court entered final judgment in Luminant's favor. In March 2017, the EPA and the Sierra Club appealed the final judgment to the Fifth Circuit Court. In October 2018, the Fifth Circuit Court affirmed in part, reversed in part, and remanded to the district court. The Fifth Circuit Court's decision held that the district court properly dismissed all of the civil penalties as time-barred. The Fifth Circuit Court further held that the grounds cited by the district court did not support dismissal of the injunctive relief claims at this early stage of the case and remanded the case back to the district court for further consideration. In November 2018, we filed a petition for rehearing en banc on two issues and the EPA has filed a response to that petition. In July 2019, the full Fifth Circuit Court granted our en banc petition and oral argument was scheduled to be held in September 2019. Following the Fifth Circuit Court's grant of oral argument, in August 2019, the EPA and the Sierra Club moved to dismiss their appeals of the district court's judgment, which the Fifth Circuit granted, ending this litigation.

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

Edwards CAA Citizen Suit — In April 2013, environmental groups filed a CAA citizen suit in the U.S. District Court for the Central District of Illinois alleging violations of opacity and particulate matter limits at our MISO segment's Edwards facility. In August 2016, the district court granted the plaintiffs' motion for summary judgment on certain liability issues. In March 2019, the court denied the parties' motions for summary judgment on remedy issues. In September 2019, the parties to the lawsuit announced a proposed settlement which, if approved by the court, would require the retirement of the Edwards plant by the end of 2022 and funding for certain projects that benefit Peoria-area communities. On October 15, 2019, following EPA and DOJ review, the parties filed a joint motion seeking the court's approval of a Consent Decree memorializing this settlement. If approved by the court, the proposed consent decree would resolve this lawsuit. See Note 4 for information regarding the retirement of the Edwards plant.

Ultimate resolution of these CAA matters could have a material adverse impact on our future financial condition, results of operations, and cash flows. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties, or could result in an order or a decision to retire these plants. While we cannot predict the outcome of the unresolved legal proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. We expect the rulemaking process should take about 18 months to complete. Under the new law, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The law does not mandate closure by removal at any site. With respect to near-term costs, the law requires that operators pay a one-time fee of $50,000 for each closed site and $75,000 for each open site. This one-time fee is paid six months after the effective date of the law. The law also requires annual permit fees. While we cannot predict the outcome of these proceedings, or estimate a range of costs, they could have a material impact on our results of operations, liquidity or financial condition.

For all of the above matters, if remediation measures concerning groundwater are necessary at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. At this time, in part because of the revisions to the CCR rule that the EPA published in July 2018 and the D.C. Circuit Court's vacatur and remand of certain provisions of the EPA's 2015 CCR rule and the Illinois coal ash rulemaking, we cannot reasonably estimate the costs, or range of costs, of groundwater remediation, if any, that ultimately may be required. The currently anticipated CCR surface impoundment and landfill closure costs, as contained in our AROs, reflect the costs of well-accepted closure methods that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

Share Repurchase Program

In November 2018, we announced that the Board had authorized an incremental share repurchase program (Program) under which up to $1.250 billion of our outstanding stock may be purchased. In the three months ended September 30, 2019, 7,407,199 shares of our common stock were repurchased for approximately $171 million (including related fees and expenses) at an average price of $23.07 per share of common stock. In the nine months ended September 30, 2019, 25,507,528 shares of our common stock were repurchased for approximately $619 million (including related fees and expenses) at an average price of $24.27 per share of common stock. On a cumulative basis, 37,580,619 shares of our common stock have been repurchased under the Program for approximately $897 million (including related fees and expenses) at an average price of $23.86 per share of common stock. At September 30, 2019, approximately $353 million was available for additional repurchases under the Program.

Shares of the Company's common stock may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Program or otherwise will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement.

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

In February 2019, May 2019 and July 2019, the Board declared quarterly dividends of $0.125 per share that were paid in March 2019, June 2019 and September 2019, respectively.

In October 2019, the Board declared a quarterly dividend of $0.125 per share that will be paid in December 2019. Vistra Energy did not declare or pay any dividends during the three months or nine months ended September 30, 2018.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2019, Vistra Operations can distribute approximately $6.3 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $270 million and $3.465 billion during the three and nine months ended September 30, 2019, respectively, and approximately $4.7 billion and $1.1 billion during the years ended December 31, 2018 and 2017, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2019, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to Parent totaled approximately $2.0 billion.

Under applicable Delaware General Corporate Law, we are prohibited from paying any distribution to the extent that such distribution exceeds the value of our "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock).

Warrants

At the Merger Date, the Company entered into an agreement whereby holders of each outstanding warrant previously issued by Dynegy will be entitled to receive, upon exercise, the equity securities to which the holder would have been entitled to receive of Dynegy common stock converted into shares of Vistra Energy common stock at the Exchange Ratio. As of September 30, 2019, nine million warrants expiring in 2024 with an exercise price of $35.00 (subject to adjustment from time to time) were outstanding, each of which can be redeemed for 0.652 share of Vistra Energy common stock. The warrants are recorded as equity in our condensed consolidated balance sheet.

Tangible Equity Units (TEUs)

At the Merger Date, the Company assumed the obligations of Dynegy's 4,600,000 7.00% TEUs, each with a stated amount of $100.00 and each comprised of (i) a prepaid stock purchase contract that delivered to the holder, on July 1, 2019, 4.0813 shares of Vistra Energy common stock per contract with cash paid in lieu of any fractional shares at a rate of $22.5954 per share and (ii) a senior amortizing note with an outstanding principal amount of $38 million at the Merger Date that paid an equal quarterly cash installment of $1.75 per amortizing note (see Note 11). In the aggregate, the annual quarterly cash installments were equivalent to a 7.00% cash payment per year with respect to each $100.00 stated amount of TEUs. The amortizing notes were accounted for as debt while the stock purchase contract was included in equity based on the fair value of the contract at the Merger Date (see Note 11). The entire class of TEUs were suspended from trading on the New York Stock Exchange on July 1, 2019 and removed from listing and registration on July 12, 2019. On July 1, 2019, approximately 18.8 million treasury shares of Vistra Energy common stock were issued in connection with the settlement of all outstanding TEUs.

Equity

The following table presents the changes to equity for the three months ended September 30, 2019:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2019	$5	$(1,226)	$10,135	$(989)	$(21)	$7,904	$—	$7,904
Stock repurchase	—	(171)	—	—	—	(171)	—	(171)
Shares issued for tangible equity unit contracts	—	446	(446)	—	—	—	—	—
Dividends declared on common stock	—	—	—	(61)	—	(61)	—	(61)
Effects of stock-based incentive compensation plans	—	—	17	—	—	17	—	17
Net income	—	—	—	113	—	113	1	114
Change in accumulated other comprehensive income (loss) (a)	—	—	—	—	(13)	(13)	—	(13)
Other	—	—	2	1	—	3	(1)	2
Balance at September 30, 2019	$5	$(951)	$9,708	$(936)	$(34)	$7,792	$—	$7,792
________________

(a)	Reflects remeasurement of our pension and OPEB plans resulting from the MISO segment plant closures (see Note 4).

The following table presents the changes to equity for the nine months ended September 30, 2019:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$5	$(778)	$10,107	$(1,449)	$(22)	$7,863	$4	$7,867
Stock repurchase	—	(619)	—	—	—	(619)	—	(619)
Shares issued for tangible equity unit contracts	—	446	(446)	—	—	—	—	—
Dividends declared on common stock	—	—	—	(181)	—	(181)	—	(181)
Effects of stock-based incentive compensation plans	—	—	45	—	—	45	—	45
Net income	—	—	—	694	—	694	(2)	692
Adoption of accounting standard	—	—	—	(2)	—	(2)	—	(2)
Change in accumulated other comprehensive income (loss) (b)	—	—	—	—	(12)	(12)	—	(12)
Other	—	—	2	2	—	4	(2)	2
Balance at September 30, 2019	$5	$(951)	$9,708	$(936)	$(34)	$7,792	$—	$7,792
________________

(a)	Authorized shares totaled 1,800,000,000 at September 30, 2019. Outstanding shares totaled 487,783,432 and 493,215,309 at September 30, 2019 and December 31, 2018, respectively.

(b)	Reflects remeasurement of our pension and OPEB plans resulting from the MISO segment plant closures (see Note 4).

The following table presents the changes to equity for the three months ended September 30, 2018:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2018	$5	$(75)	$10,090	$(1,591)	$(16)	$8,413	$7	$8,420
Stock repurchase	—	(349)	—	—	—	(349)	—	(349)
Effects of stock-based incentive compensation plans	—	—	6	—	—	6	—	6
Net income	—	—	—	330	—	330	—	330
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Investment by noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Other	—	—	(2)	—	—	(2)	—	(2)
Balance at September 30, 2018	$5	$(424)	$10,094	$(1,261)	$(15)	$8,399	$6	$8,405

The following table presents the changes to equity for the nine months ended September 30, 2018:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$4	$—	$7,765	$(1,410)	$(17)	$6,342	$—	$6,342
Stock and stock compensation awards issued in connection with the Merger	1	—	1,891	—	—	1,892	—	1,892
Stock repurchase	—	(424)	—	—	—	(424)	—	(424)
Effects of stock-based incentive compensation plans	—	—	69	—	—	69	—	69
Tangible equity units acquired	—	—	369	—	—	369	—	369
Warrants acquired	—	—	2	—	—	2	—	2
Net loss	—	—	—	132	—	132	—	132
Adoption of accounting standard	—	—	—	17	—	17	—	17
Change in accumulated other comprehensive income (loss)	—	—	—	—	2	2	—	2
Investment by noncontrolling interest	—	—	—	—	—	—	6	6
Other	—	—	(2)	—	—	(2)	—	(2)
Balance at September 30, 2018	$5	$(424)	$10,094	$(1,261)	$(15)	$8,399	$6	$8,405
________________

(a)	Authorized shares totaled 1,800,000,000 at September 30, 2018. Outstanding shares totaled 507,391,134 and 428,398,802 at September 30, 2018 and December 31, 2017, respectively.

15.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

September 30, 2019
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$729	$165	$176	$110	$1,180
Nuclear decommissioning trust – equity securities (c)	516	—	—	—	516
Nuclear decommissioning trust – debt securities (c)	—	518	—	—	518
Sub-total	$1,245	$683	$176	$110	2,214
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					336
Total assets					$2,550
Liabilities:
Commodity contracts	$776	$444	$228	$110	$1,558
Interest rate swaps	—	232	—	—	232
Total liabilities	$776	$676	$228	$110	$1,790

December 31, 2018
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$456	$152	$153	$1	$762
Interest rate swaps	—	77	—	—	77
Nuclear decommissioning trust – equity securities (c)	449	—	—	—	449
Nuclear decommissioning trust – debt securities (c)	—	443	—	—	443
Sub-total	$905	$672	$153	$1	1,731
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					278
Total assets					$2,009
Liabilities:
Commodity contracts	$557	$766	$288	$1	$1,612
Interest rate swaps	—	34	—	—	34
Total liabilities	$557	$800	$288	$1	$1,646
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the investments line in our condensed consolidated balance sheets. See Note 19.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2019 and December 31, 2018:

September 30, 2019
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$55	$(52)	$3	Valuation Model	Hourly price curve shape (c)	$—	to	$110
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$120
						MWh
Electricity and weather options	2	(128)	(126)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%
					Power volatility (e)	5%	to	440%
Financial transmission rights	102	(17)	85	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$10
						MWh
Other (h)	17	(31)	(14)
Total	$176	$(228)	$(52)

December 31, 2018
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$22	$(48)	$(26)	Valuation Model	Hourly price curve shape (c)	$—	to	$110
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120
						MWh
Electricity and weather options	31	(192)	(161)	Option Pricing Model	Gas to power correlation (e)	15%	to	95%
					Power volatility (e)	5%	to	435%
Financial transmission rights	85	(20)	65	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10)	to	$50
						MWh
Other (h)	15	(28)	(13)
Total	$153	$(288)	$(135)
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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018. See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2019 and 2018.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net asset (liability) balance at beginning of period	$4	$(222)	$(135)	$(53)
Total unrealized valuation gains (losses)	(112)	(102)	13	(333)
Purchases, issuances and settlements (a):
Purchases	28	41	107	99
Issuances	(4)	(14)	(21)	(22)
Settlements	8	58	(34)	104
Transfers into Level 3 (b)	1	1	7	3
Transfers out of Level 3 (b)	23	(6)	11	(5)
Net liabilities assumed in connection with the Merger	—	—	—	(37)
Net change (c)	(56)	(22)	83	(191)
Net liability balance at end of period	$(52)	$(244)	$(52)	$(244)
Unrealized valuation losses relating to instruments held at end of period	$(79)	$(120)	$(56)	$(273)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the nine months ended September 30, 2019, transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable.

(c)
Activity excludes change in fair value in the month positions settle. Substantially all changes in values of commodity contracts (excluding the net liabilities assumed in connection with the Merger) are reported as operating revenues in our condensed statements of consolidated income.

16.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price and interest rate risk. See Note 15 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — We utilize natural gas and electricity derivatives to reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets and, in limited circumstances, to hedge future purchased power costs for our retail operations. We also utilize short-term electricity, natural gas, coal, and emissions derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in our condensed statements of consolidated income in operating revenues and fuel, purchased power costs and delivery fees.

Interest Rate Swaps — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in our condensed statements of consolidated income in interest expense and related charges.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	September 30, 2019
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$988	$—	$11	$—	$999
Noncurrent assets	102	—	79	—	181
Current liabilities	—	—	(1,350)	(14)	(1,364)
Noncurrent liabilities	(20)	—	(188)	(218)	(426)
Net assets (liabilities)	$1,070	$—	$(1,448)	$(232)	$(610)

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$707	$22	$1	$—	$730
Noncurrent assets	54	55	—	—	109
Current liabilities	—	—	(1,374)	(2)	(1,376)
Noncurrent liabilities	—	—	(238)	(32)	(270)
Net assets (liabilities)	$761	$77	$(1,611)	$(34)	$(807)

At September 30, 2019 and December 31, 2018, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed statements of consolidated income presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commodity contracts (Operating revenues)	$(482)	$(278)	$295	$(655)
Commodity contracts (Fuel, purchased power costs and delivery fees)	6	21	9	32
Interest rate swaps (Interest expense and related charges)	(74)	38	(257)	115
Net gain (loss)	$(550)	$(219)	$47	$(508)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2019				December 31, 2018
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$1,070	$(877)	$—	$193	$761	$(593)	$(1)	$167
Interest rate swaps	—	—	—	—	77	(26)	—	51
Total derivative assets	1,070	(877)	—	193	838	(619)	(1)	218
Derivative liabilities:
Commodity contracts	(1,448)	877	62	(509)	(1,611)	593	109	(909)
Interest rate swaps	(232)	—	—	(232)	(34)	26	—	(8)
Total derivative liabilities	(1,680)	877	62	(741)	(1,645)	619	109	(917)
Net amounts	$(610)	$—	$62	$(548)	$(807)	$—	$108	$(699)
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,328	7,011	Million MMBtu
Electricity	403,218	317,572	GWh
Financial Transmission Rights (b)	207,831	172,611	GWh
Coal	23	45	Million U.S. tons
Fuel oil	48	60	Million gallons
Uranium	29	50	Thousand pounds
Emissions	39	10	Million tons
Renewable energy certificates	7	—	Million certificates
Interest rate swaps – floating/fixed (c)	$6,720	$7,717	Million U.S. dollars
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ISOs or RTOs.

(c)	Includes notional amounts of interest rate swaps with maturity dates through July 2026. See Note 11 for termination of interest rate swaps.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2019	December 31, 2018
Fair value of derivative contract liabilities (a)	$(659)	$(856)
Offsetting fair value under netting arrangements (b)	157	218
Cash collateral and letters of credit	60	190
Liquidity exposure	$(442)	$(448)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2019, total credit risk exposure to all counterparties related to derivative contracts totaled $1.256 billion (including associated accounts receivable). The net exposure to those counterparties totaled $269 million at September 30, 2019, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $96 million. At September 30, 2019, the credit risk exposure to the banking and financial sector represented 69% of the total credit risk exposure and 19% of the net exposure.

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three and nine months ended September 30, 2019 and 2018.

Tax Receivable Agreement

On the Effective Date, Vistra Energy entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH. See Note 8 for discussion of the TRA.

18.	SEGMENT INFORMATION

The operations of Vistra Energy are aligned into six reportable business segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE, (v) MISO and (vi) Asset Closure. Our chief operating decision maker reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations.

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy and Value Based Brands in Texas, Dynegy Energy Services in Massachusetts, Ohio, Illinois and Pennsylvania, Homefield Energy in Illinois, TriEagle Energy in Texas, Pennsylvania and New Jersey, U.S. Gas & Electric in Connecticut, Illinois, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Washington D.C. and Public Power in Connecticut, Illinois, Maryland, Massachusetts, New York, Ohio, Pennsylvania, Rhode Island and Washington D.C.

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

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 4). Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra Energy's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have not allocated any unrealized gains or losses on commodity risk management activities to the Asset Closure segment for the generation plants that were retired in 2018 and 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues (a)
Retail	$2,207	$1,813	$5,014	$4,239
ERCOT	731	1,396	3,356	2,190
PJM	443	620	1,833	1,104
NY/NE	214	301	813	487
MISO	197	230	697	488
Asset Closure	—	(1)	—	48
Corporate and Other (b)	95	91	259	123
Eliminations	(693)	(1,207)	(3,023)	(2,098)
Consolidated operating revenues	$3,194	$3,243	$8,949	$6,581
Depreciation and amortization
Retail	$(86)	$(80)	$(204)	$(237)
ERCOT	(126)	(122)	(385)	(295)
PJM	(135)	(141)	(399)	(266)
NY/NE	(51)	(55)	(155)	(104)
MISO	(5)	(3)	(11)	(6)
Asset Closure	—	—	—	—
Corporate and Other (b)	(21)	(25)	(59)	(60)
Eliminations	—	—	—	1
Consolidated depreciation and amortization	$(424)	$(426)	$(1,213)	$(967)
Operating income (loss)
Retail (c)	$581	$(83)	$19	$371
ERCOT	(11)	643	1,324	234
PJM	(61)	61	287	85
NY/NE	20	45	115	36
MISO	(85)	(2)	(40)	30
Asset Closure	(9)	(4)	(39)	(26)
Corporate and Other (b)	5	(8)	(7)	(244)
Eliminations	—	(2)	—	(1)
Consolidated operating income	$440	$650	$1,659	$485
Net income (loss)
Retail (c)	$573	$(86)	$3	$397
ERCOT	(10)	643	1,346	236
PJM	(62)	62	283	86
NY/NE	21	47	122	41
MISO	(88)	(3)	(42)	29
Asset Closure	(8)	(4)	(37)	(24)
Corporate and Other (b)	(312)	(328)	(983)	(635)
Consolidated net income	$114	$331	$692	$130

____________

(a)	The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail	$3	$(24)	$8	$(11)
ERCOT	(681)	192	606	(207)
PJM	(128)	(28)	147	(38)
NY/NE	(12)	(7)	20	(32)
MISO	(48)	(34)	(2)	(4)
Corporate and Other (b)	22	3	42	4
Eliminations (1)	758	(130)	(210)	49
Consolidated unrealized net gains (losses) from mark-to-market valuations of commodity positions included in operating revenues	$(86)	$(28)	$611	$(239)
____________

(1)	Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.

(b)	Other includes CAISO operations. Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

(c)
For the three months ended September 30, 2019, Retail operating income and net income is driven by unrealized gains from mark-to-market valuations of commodity positions included in fuel, purchased power costs and delivery fees. For the nine months ended September 30, 2018, Retail operating income and net income is driven by unrealized gains from mark-to-market valuations of commodity positions included in fuel, purchased power costs and delivery fees.

	September 30, 2019	December 31, 2018
Total assets
Retail	$9,372	$7,699
ERCOT	10,090	9,347
PJM	5,362	7,188
NY/NE	2,841	2,722
MISO	401	836
Asset Closure	253	254
Corporate and Other and Eliminations	(1,876)	(2,022)
Consolidated total assets	$26,443	$26,024

19.	SUPPLEMENTARY FINANCIAL INFORMATION

Pension and OPEB Plans — Components of Net Benefit Cost

For the three and nine months ended September 30, 2019 and 2018, net periodic benefit costs consisted of the following:

	Pension Benefits				OPEB Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1	$5	$5	$10	$1	$1	$1	$2
Other costs	1	(1)	1	(1)	3	1	7	3
Net periodic benefit cost	$2	$4	$6	$9	$4	$2	$8	$5

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest paid/accrued	$140	$164	$445	$380
Unrealized mark-to-market net (gains) losses on interest rate swaps	76	(38)	275	(123)
Amortization of debt issuance costs, discounts and premiums	4	—	2	4
Debt extinguishment (gain) loss	(2)	27	(12)	27
Capitalized interest	(2)	(3)	(9)	(10)
Other	8	4	19	13
Total interest expense and related charges	$224	$154	$720	$291

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 4.02% at September 30, 2019.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other income:
Office space sublease rental income (a)	$—	$2	$—	$6
Insurance settlement (b)	—	—	19	—
Funds released from escrow to settle pre-petition claims of our predecessor	—	—	9	—
Sale of land (b)	—	—	—	1
Interest income	2	3	9	14
All other	4	1	8	4
Total other income	$6	$6	$45	$25
Other deductions:
Curtailment expense (Note 4) (c)	$3	$—	$3	$—
All other	1	1	6	4
Total other deductions	$4	$1	$9	$4
____________

(a)
Reported in Corporate and Other non-segment. Beginning January 1, 2019, our sublease rental income related to real estate leases is reported in selling, general and administrative expenses in the condensed statements of consolidated income.

(b)	Reported in ERCOT segment.

(c)	Reported in MISO segment.

Restricted Cash

	September 30, 2019	December 31, 2018
	Current Assets
Amounts related to restructuring escrow accounts	$43	$57
Other	3	—
Total restricted cash	$46	$57

Trade Accounts Receivable

	September 30, 2019	December 31, 2018
Wholesale and retail trade accounts receivable	$1,451	$1,106
Allowance for uncollectible accounts	(32)	(19)
Trade accounts receivable — net (a)	$1,419	$1,087

____________

(a)	At September 30, 2019, includes $136 million of trade accounts receivable related to operations acquired in the Crius Transaction.

Gross trade accounts receivable at September 30, 2019 and December 31, 2018 included unbilled retail revenues of $467 million and $350 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2019	2018
Allowance for uncollectible accounts receivable at beginning of period	$19	$14
Increase for bad debt expense	56	41
Decrease for account write-offs	(43)	(30)
Allowance for uncollectible accounts receivable at end of period	$32	$25

Inventories by Major Category

	September 30, 2019	December 31, 2018
Materials and supplies	$280	$286
Fuel stock	136	115
Natural gas in storage	14	11
Total inventories	$430	$412

Investments

	September 30, 2019	December 31, 2018
Nuclear plant decommissioning trust	$1,370	$1,170
Assets related to employee benefit plans	32	31
Land	49	49
Total investments	$1,451	$1,250

Investment in Unconsolidated Subsidiaries

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At September 30, 2019, our investment in NELP totaled $123 million. Our risk of loss related to our equity method investment is limited to our investment balance.

Equity earnings related to our investment in NELP totaled $2 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $11 million and $11 million for the nine months ended September 30, 2019 and 2018, respectively, recorded in equity in earnings (loss) of unconsolidated investment in our condensed statements of consolidated net income (loss). We received distributions totaling $5 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $19 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	September 30, 2019
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$489	$29	$—	$518
Equity securities (c)	275	577	—	852
Total	$764	$606	$—	$1,370

	December 31, 2018
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$444	$7	$(8)	$443
Equity securities (c)	280	448	(1)	727
Total	$724	$455	$(9)	$1,170
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.43% and 3.69% at September 30, 2019 and December 31, 2018, respectively, and an average maturity of nine years and eight years at September 30, 2019 and December 31, 2018, respectively.

(c)
The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at September 30, 2019 mature as follows: $174 million in one to five years, $142 million in five to 10 years and $202 million after 10 years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gains	$1	$(1)	$11	$—
Realized losses	$(1)	$1	$(4)	$(2)
Proceeds from sales of securities	$62	$118	$354	$211
Investments in securities	$(68)	$(124)	$(370)	$(227)

Property, Plant and Equipment

	September 30, 2019	December 31, 2018
Power generation and structures	$15,070	$14,604
Land	637	642
Office and other equipment	160	182
Total	15,867	15,428
Less accumulated depreciation	(2,241)	(1,284)
Net of accumulated depreciation	13,626	14,144
Finance lease right-of-use assets	70	—
Nuclear fuel (net of accumulated amortization of $196 million and $189 million)	180	191
Construction work in progress	199	277
Property, plant and equipment — net	$14,075	$14,612

Depreciation expenses totaled $325 million and $342 million for the three months ended September 30, 2019 and 2018, respectively, and $973 million and $701 million for nine months ended September 30, 2019 and 2018, respectively.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of coal/lignite fueled plant ash treatment facilities and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor.

At September 30, 2019, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.309 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $61 million in other noncurrent liabilities and deferred credits.

The following tables summarize the changes to these obligations, reported as asset retirement obligations (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2019 and 2018.

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2018	$1,276	$442	$655	$2,373
Additions:
Accretion	33	17	23	73
Adjustment for change in estimates	—	12	(17)	(5)
Adjustment for obligations assumed through acquisitions	—	—	(3)	(3)
Reductions:
Payments	—	(54)	(26)	(80)
Liability transfer (a)	—	—	(34)	(34)
Liability at September 30, 2019	1,309	417	598	2,324
Less amounts due currently	—	(105)	(62)	(167)
Noncurrent liability at September 30, 2019	$1,309	$312	$536	$2,157

____________

(a)
Represents ARO transferred to a third-party for remediation. Any remaining unpaid third-party obligation has been reclassified to other current and noncurrent liabilities in our condensed consolidated balance sheets.

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2017	$1,233	$438	$265	$1,936
Additions:
Accretion	32	16	20	68
Adjustment for change in estimates	—	7	(47)	(40)
Obligations assumed in the Merger	—	2	424	426
Reductions:
Payments	—	(57)	(11)	(68)
Liability at September 30, 2018	$1,265	$406	$651	$2,322
Less amounts due currently	—	(124)	(59)	(183)
Noncurrent liability at September 30, 2018	$1,265	$282	$592	$2,139

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2019	December 31, 2018
Retirement and other employee benefits	$296	$270
Finance lease liabilities	88	—
Uncertain tax positions, including accrued interest	6	4
Other	148	66
Total other noncurrent liabilities and deferred credits	$538	$340

Fair Value of Debt

		September 30, 2019		December 31, 2018
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$3,808	$3,812	$5,820	$5,599
Vistra Operations Senior Notes	Level 2	5,530	5,779	987	963
Vistra Energy Senior Notes	Level 2	1,188	1,176	3,819	3,765
7.000% Amortizing Notes	Level 2	—	—	23	24
Forward Capacity Agreements	Level 3	184	184	221	221
Equipment Financing Agreements	Level 3	99	99	102	102
Mandatorily redeemable subsidiary preferred stock	Level 2	70	70	70	70
Building Financing	Level 2	17	16	23	21
9.5% Promissory Notes	Level 3	44	44	—	—
2% Term Loan	Level 3	8	8	—	—

We determine fair value in accordance with accounting standards as discussed in Note 15. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed statements of consolidated cash flows to the amounts reported in our condensed balance sheets at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$707	$636
Restricted cash included in current assets	46	57
Total cash, cash equivalents and restricted cash	$753	$693

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Cash payments related to:
Interest paid	$444	$662
Capitalized interest	(9)	(10)
Interest paid (net of capitalized interest)	$435	$652
Income taxes (a)	$19	$66
Noncash investing and financing activities:
Construction expenditures (b)	$43	$58
Shares issued for tangible equity unit contracts (Note 14)	$446	$—
Vistra Energy common stock issued in the Merger (Notes 2 and 14)	$—	$2,245
____________

(a)	Income tax payments are net of tax refunds of $21 million in the nine months ended September 30, 2019.

(b)	Represents end-of-period accruals for ongoing construction projects.

20.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Vistra Energy Corp. (Parent) received $3.465 billion in dividends from its consolidated subsidiaries in the nine months ended September 30, 2019.

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended September 30, 2019
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$3,026	$310	$(142)	$3,194
Fuel, purchased power costs and delivery fees	—	(1,510)	(212)	35	(1,687)
Operating costs	—	(378)	(19)	—	(397)
Depreciation and amortization	(2)	(376)	(46)	—	(424)
Selling, general and administrative expenses	(16)	(270)	(50)	90	(246)
Operating income (loss)	(18)	492	(17)	(17)	440
Other income	(2)	6	—	2	6
Other deductions	—	(4)	—	—	(4)
Interest expense and related charges	(12)	(200)	(11)	(1)	(224)
Impacts of Tax Receivable Agreement	(62)	—	—	—	(62)
Equity in earnings of unconsolidated investment	—	3	—	—	3
Income (loss) before income taxes	(94)	297	(28)	(16)	159
Income tax benefit (expense)	22	(82)	(1)	16	(45)
Equity in earnings (loss) of subsidiaries, net of tax	185	(30)	—	(155)	—
Net income (loss)	113	185	(29)	(155)	114
Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income (loss) attributable to Vistra Energy	$113	$185	$(30)	$(155)	$113

Condensed Statements of Consolidating Income (Loss) for the Three Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$3,208	$59	$(24)	$3,243
Fuel, purchased power costs and delivery fees	—	(1,590)	(37)	—	(1,627)
Operating costs	—	(334)	(12)	—	(346)
Depreciation and amortization	—	(402)	(24)	—	(426)
Selling, general and administrative expenses	(23)	(165)	(30)	24	(194)
Operating income (loss)	(23)	717	(44)	—	650
Other income	1	7	—	(2)	6
Other deductions	—	(1)	—	—	(1)
Interest expense and related charges	(110)	(43)	(3)	2	(154)
Impacts of Tax Receivable Agreement	17	—	—	—	17
Equity in earnings of unconsolidated investment	—	7	—	—	7
Income (loss) before income taxes	(115)	687	(47)	—	525
Income tax benefit (expense)	42	(251)	15	—	(194)
Equity in earnings (loss) of subsidiaries, net of tax	403	(33)	—	(370)	—
Net income (loss)	330	403	(32)	(370)	331
Net loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income (loss) attributable to Vistra Energy	$330	$403	$(33)	$(370)	$330

Condensed Statements of Consolidating Income (Loss) for the Nine Months Ended September 30, 2019
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$8,787	$420	$(258)	$8,949
Fuel, purchased power costs and delivery fees	—	(4,122)	(260)	95	(4,287)
Operating costs	—	(1,105)	(48)	—	(1,153)
Depreciation and amortization	(4)	(1,121)	(88)	—	(1,213)
Selling, general and administrative expenses	(47)	(665)	(88)	163	(637)
Operating income (loss)	(51)	1,774	(64)	—	1,659
Other income	13	37	1	(6)	45
Other deductions	—	(9)	—	—	(9)
Interest expense and related charges	(84)	(619)	(23)	6	(720)
Impacts of Tax Receivable Agreement	(26)	—	—	—	(26)
Equity in earnings of unconsolidated investment	—	13	—	—	13
Income (loss) before income taxes	(148)	1,196	(86)	—	962
Income tax benefit (expense)	42	(336)	24	—	(270)
Equity in earnings (loss) of subsidiaries, net of tax	800	(60)	—	(740)	—
Net income (loss)	694	800	(62)	(740)	692
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Vistra Energy	$694	$800	$(60)	$(740)	$694

Condensed Statements of Consolidating Income (Loss) for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$6,480	$126	$(25)	$6,581
Fuel, purchased power costs and delivery fees	—	(3,405)	(89)	2	(3,492)
Operating costs	—	(898)	(28)	—	(926)
Depreciation and amortization	—	(926)	(41)	—	(967)
Selling, general and administrative expenses	(250)	(452)	(32)	23	(711)
Operating income (loss)	(250)	799	(64)	—	485
Other income	8	19	—	(2)	25
Other deductions	—	(5)	1	—	(4)
Interest expense and related charges	(197)	(92)	(4)	2	(291)
Impacts of Tax Receivable Agreement	(65)	—	—	—	(65)
Equity in earnings of unconsolidated investment	—	11	—	—	11
Income (loss) before income taxes	(504)	732	(67)	—	161
Income tax benefit (expense)	183	(235)	21	—	(31)
Equity in earnings (loss) of subsidiaries, net of tax	453	(44)	—	(409)	—
Net income (loss)	132	453	(46)	(409)	130
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Vistra Energy	$132	$453	$(44)	$(409)	$132

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended September 30, 2019
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$113	$185	$(29)	$(155)	$114
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	(13)	—	—	—	(13)
Total other comprehensive income	(13)	—	—	—	(13)
Comprehensive income (loss)	100	185	(29)	(155)	101
Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Vistra Energy	$100	$185	$(30)	$(155)	$100

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Three Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$330	$403	$(32)	$(370)	$331
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	1	—	—	1
Total other comprehensive income	—	1	—	—	1
Comprehensive income (loss)	$330	$404	$(32)	$(370)	$332
Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Vistra Energy	$330	$404	$(33)	$(370)	$331

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$694	$800	$(62)	$(740)	$692
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	(12)	—	—	—	(12)
Total other comprehensive income	(12)	—	—	—	(12)
Comprehensive income (loss)	682	800	(62)	(740)	680
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Vistra Energy	$682	$800	$(60)	$(740)	$682

Condensed Statements of Consolidating Comprehensive Income (Loss) for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$132	$453	$(46)	$(409)	$130
Other comprehensive income (loss), net of tax effects:
Effect related to pension and other retirement benefit obligations	—	2	—	—	2
Total other comprehensive income	—	2	—	—	2
Comprehensive income (loss)	$132	$455	$(46)	$(409)	$132
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Vistra Energy	$132	$455	$(44)	$(409)	$134

Condensed Statements of Consolidating Cash Flows for the Nine Months Ended September 30, 2019
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by (used in) operating activities	$(130)	$2,084	$(131)	$—	$1,823
Cash flows — financing activities:
Issuances of long-term debt	—	4,600	—	—	4,600
Repayments/repurchases of debt	(2,516)	(2,064)	(88)	—	(4,668)
Net borrowings under accounts receivable securitization program	—	—	261		261
Cash dividends paid	(181)	(3,465)	—	3,465	(181)
Stock repurchase	(632)	—	—	—	(632)
Debt tender offer and other financing fees	(108)	(62)	—	—	(170)
Other, net	—	6	—	—	6
Cash provided by (used in) financing activities	(3,437)	(985)	173	3,465	(784)
Cash flows — investing activities:
Capital expenditures, including LTSA prepayments	(23)	(318)	(7)	—	(348)
Nuclear fuel purchases	—	(33)	—	—	(33)
Development and growth expenditures	—	(93)	—	—	(93)
Crius acquisition	—	(374)	—	—	(374)
Proceeds from sales of nuclear decommissioning trust fund securities	—	354	—	—	354
Investments in nuclear decommissioning trust fund securities	—	(370)	—	—	(370)
Proceeds from sale of environmental allowances	—	32	—	—	32
Purchases of environmental allowances	—	(162)	(7)	—	(169)
Dividend received from subsidiaries	3,465	—		(3,465)	—
Other, net	—	22	—	—	22
Cash provided by (used in) investing activities	3,442	(942)	(14)	(3,465)	(979)
Net change in cash, cash equivalents and restricted cash	(125)	157	28	—	60
Cash, cash equivalents and restricted cash — beginning balance	228	453	12	—	693
Cash, cash equivalents and restricted cash — ending balance	$103	$610	$40	$—	$753

Condensed Statements of Consolidating Cash Flows for the Nine Months Ended September 30, 2018
(Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows — operating activities:
Cash provided by (used in) operating activities	$521	$670	$(328)	$—	$863
Cash flows — financing activities:
Issuances of long-term debt	—	1,000	—	—	1,000
Repayments/repurchases of debt	(4,918)	2,016	—	—	(2,902)
Net borrowings under accounts receivable securitization program (Note 10)	—	—	350	—	350
Stock repurchase	(414)	—	—	—	(414)
Cash dividend paid	—	(3,928)	—	3,928	—
Debt financing fees	(173)	(43)	—	—	(216)
Other, net	10	—	—	—	10
Cash provided by (used in) financing activities	(5,495)	(955)	350	3,928	(2,172)
Cash flows — investing activities:
Capital expenditures	(12)	(191)	(6)	—	(209)
Nuclear fuel purchases	—	(66)	—	—	(66)
Development and growth expenditures	—	(28)	—	—	(28)
Cash acquired in the Merger	—	445	—	—	445
Proceeds from sales of nuclear decommissioning trust fund securities	—	211	—	—	211
Investments in nuclear decommissioning trust fund securities	—	(227)	—	—	(227)
Proceeds from sale of environmental allowances	—	—	—	—	—
Purchases of environmental allowances	—	(4)	—	—	(4)
Dividend received from subsidiaries	3,928	—	—	(3,928)	—
Other, net	—	14	(3)	—	11
Cash provided by (used in) investing activities	3,916	154	(9)	(3,928)	133
Net change in cash, cash equivalents and restricted cash	(1,058)	(131)	13	—	(1,176)
Cash, cash equivalents and restricted cash — beginning balance	1,183	863	—	—	2,046
Cash, cash equivalents and restricted cash — ending balance	$125	$732	$13	$—	$870

Condensed Consolidating Balance Sheet as of September 30, 2019 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$61	$606	$40	$—	$707
Restricted cash	42	4	—	—	46
Advances to affiliates	—	42	—	(42)	—
Trade accounts receivable — net	9	646	953	(189)	1,419
Accounts receivable — affiliates	—	101	—	(101)	—
Notes due from affiliates	—	112	—	(112)	—
Income taxes receivable	—	—	—	—	—
Inventories	—	404	26	—	430
Commodity and other derivative contractual assets	—	988	11	—	999
Margin deposits related to commodity contracts	—	236	—	—	236
Prepaid expense and other current assets	130	142	19	—	291
Total current assets	242	3,281	1,049	(444)	4,128
Investments	—	1,420	31	—	1,451
Investment in unconsolidated subsidiary	—	123	—	—	123
Investment in affiliated companies	8,344	556	—	(8,900)	—
Property, plant and equipment — net	7	13,528	540	—	14,075
Operating lease right-of-use assets	—	50	—	—	50
Goodwill	—	2,082	205	—	2,287
Identifiable intangible assets — net	40	2,285	270	—	2,595
Commodity and other derivative contractual assets	—	180	1	—	181
Accumulated deferred income taxes	807	430	—	(82)	1,155
Other noncurrent assets	132	245	18	3	398
Total assets	$9,572	$24,180	$2,114	$(9,423)	$26,443
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable securitization program	$—	$—	$600	$—	$600
Advances from affiliates	—	—	42	(42)	—
Long-term debt due currently	—	215	5	—	220
Trade accounts payable	1	811	280	(176)	916
Accounts payable — affiliates	35	—	66	(101)	—
Notes due to affiliates	—	—	112	(112)	—
Commodity and other derivative contractual liabilities	—	1,348	16	—	1,364
Margin deposits related to commodity contracts	—	8	—	—	8
Accrued taxes	16	—	2	—	18
Accrued taxes other than income	—	148	4	—	152
Accrued interest	25	65	9	(11)	88
Asset retirement obligations	—	167	—	—	167
Operating lease liabilities	—	11	1	—	12
Other current liabilities	50	299	21	—	370
Total current liabilities	127	3,072	1,158	(442)	3,915

Condensed Consolidating Balance Sheet as of September 30, 2019 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Long-term debt, less amounts due currently	1,188	9,458	82	—	10,728
Operating lease liabilities	—	52	1	—	53
Commodity and other derivative contractual liabilities	—	416	10	—	426
Accumulated deferred income taxes	—	—	91	(81)	10
Tax Receivable Agreement obligation	443	—	—	—	443
Asset retirement obligations	—	2,143	14	—	2,157
Identifiable intangible liabilities — net	—	215	166	—	381
Other noncurrent liabilities and deferred credits	22	480	36	—	538
Total liabilities	1,780	15,836	1,558	(523)	18,651
Total stockholders' equity	7,792	8,344	556	(8,900)	7,792
Noncontrolling interest in subsidiary	—	—	—	—	—
Total liabilities and equity	$9,572	$24,180	$2,114	$(9,423)	$26,443

Condensed Consolidating Balance Sheet as of December 31, 2018 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$171	$453	$12	$—	$636
Restricted cash	57	—	—	—	57
Advances to affiliates	11	11	—	(22)	—
Trade accounts receivable — net	4	729	464	(110)	1,087
Accounts receivable - affiliates	—	245	—	(245)	—
Notes due from affiliates	—	101	—	(101)	—
Income taxes receivable	—	1	—	(1)	—
Inventories	—	391	21	—	412
Commodity and other derivative contractual assets	—	730	—	—	730
Margin deposits related to commodity contracts	—	361	—	—	361
Prepaid expense and other current assets	2	134	16	—	152
Total current assets	245	3,156	513	(479)	3,435
Investments	—	1,218	32	—	1,250
Investments in unconsolidated subsidiary	—	131	—	—	131
Investment in affiliated companies	11,186	263	—	(11,449)	—
Property, plant and equipment — net	15	14,017	580	—	14,612
Goodwill	—	2,068	—	—	2,068
Identifiable intangible assets — net	10	2,480	3	—	2,493
Commodity and other derivative contractual assets	—	109	—	—	109
Accumulated deferred income taxes	809	599	—	(72)	1,336
Other noncurrent assets	255	330	5	—	590
Total assets	$12,520	$24,371	$1,133	$(12,000)	$26,024

Condensed Consolidating Balance Sheet as of December 31, 2018 (Millions of Dollars)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable securitization program	$—	$—	$339	$—	$339
Advances from affiliates	—	—	22	(22)	—
Long-term debt due currently	23	163	5	—	191
Trade accounts payable	2	928	121	(106)	945
Accounts payable - affiliates	236	—	9	(245)	—
Notes due to affiliates	—	—	101	(101)	—
Commodity and other derivative contractual liabilities	—	1,376	—	—	1,376
Margin deposits related to commodity contracts	—	4	—	—	4
Accrued income taxes	11	—	—	(1)	10
Accrued taxes other than income	—	181	1	—	182
Accrued interest	48	29	4	(4)	77
Asset retirement obligations	—	156	—	—	156
Other current liabilities	74	267	4	—	345
Total current liabilities	394	3,104	606	(479)	3,625
Long-term debt, less amounts due currently	3,819	7,027	28	—	10,874
Commodity and other derivative contractual liabilities	—	270	—	—	270
Accumulated deferred income taxes	—	—	82	(72)	10
Tax Receivable Agreement obligation	420	—	—	—	420
Asset retirement obligations	—	2,203	14	—	2,217
Identifiable intangible liabilities — net	—	278	123	—	401
Other noncurrent liabilities and deferred credits	20	303	17	—	340
Total liabilities	4,653	13,185	870	(551)	18,157
Total stockholders' equity	7,867	11,186	259	(11,449)	7,863
Noncontrolling interest in subsidiary	—	—	4	—	4
Total liabilities and equity	$12,520	$24,371	$1,133	$(12,000)	$26,024

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Business

Vistra Energy is a holding company operating an integrated power business in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

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

Significant Activities and Events and Items Influencing Future Performance

Ambit Transaction

On November 1, 2019 (Ambit Acquisition Date), Volt Asset Company, Inc., an indirect, wholly owned subsidiary of Vistra Energy, completed the acquisition of Ambit (Ambit Transaction). Vistra Energy funded the purchase price of $475 million plus Ambit's outstanding net working capital using cash on hand. See Note 2 to the Financial Statements for further information concerning the Ambit Transaction.

Crius Transaction

On July 15, 2019, Vienna Acquisition B.C. Ltd., an indirect, wholly owned subsidiary of Vistra Energy, completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly own the operating business of Crius (Crius Transaction). Vistra Energy funded the purchase price of approximately $400 million (including $382 million for outstanding trust units) using cash on hand. See Note 2 to the Financial Statements for a summary of the Crius Transaction and business combination accounting.

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

Acquisition, Development and Disposition of Generation Facilities

See Note 3 to the Financial Statements for a summary of our solar generation and battery energy storage projects. See Note 4 to the Financial Statements for a summary of our generation plant retirements in 2018 and 2019.

Dividend Program

In November 2018, Vistra Energy announced that the Board had adopted a dividend program pursuant to which Vistra Energy would initiate an annual dividend of approximately $0.50 per share, beginning in the first quarter of 2019. In February 2019, May 2019 and July 2019, the Board declared quarterly dividends of $0.125 per share that were paid in March 2019, June 2019 and September 2019, respectively.

Share Repurchase Program

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be repurchased. In November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.25 billion of our outstanding stock may be purchased. Shares of the Company's common stock may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the share repurchase program or otherwise will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement. See Note 14 to the Financial Statements for more information concerning the share repurchase program, including shares repurchased and remaining amounts available under the program.

Debt Activity

We have stated our objective is to reduce our consolidated net leverage from current levels to approximately 2.5x net debt/EBITDA. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. In the second quarter of 2019, we completed several transactions that we believe, in the aggregate, advanced all of these goals. While the premiums, fees and expenses that we paid in connection with these transactions resulted in an increase in our total debt as of September 30, 2019 relative to March 31, 2019, we expect the ongoing free cash flow savings will offset this increase over the next few years. See Note 11 to the Financial Statements for details of our long-term debt activity and Note 10 to the Financial Statements for details of the accounts receivable securitization program.

Power Price and Natural Gas Price Exposure

Estimated hedging levels for generation volumes in ERCOT, PJM, NYISO, ISO-NE, MISO and CAISO at September 30, 2019 were as follows:

	2019	2020
Coal/Nuclear/Renewable Generation:
ERCOT	100%	100%
PJM	100%	92%
MISO	95%	98%
Gas Generation:
ERCOT	94%	59%
PJM	95%	65%
NYISO/ISO-NE	100%	78%
CAISO	98%	83%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MWh/MMBtu) on realized pretax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2019.

	Balance 2019 (a)	2020
ERCOT:
Coal/Nuclear/Renewable Generation: $2.50/MWh increase in power price	$1	$3
Coal/Nuclear/Renewable Generation: $2.50/MWh decrease in power price	$—	$—
Gas Generation: $1.00/MWh increase in spark spread	$1	$17
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(14)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(3)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$3
PJM:
Coal Generation: $2.50/MWh increase in power price	$1	$5
Coal Generation: $2.50/MWh decrease in power price	$—	$(2)
Gas Generation: $1.00/MWh increase in spark spread	$1	$13
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(12)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$(2)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$2
NYISO/ISO-NE:
Gas Generation: $1.00/MWh increase in spark spread	$—	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1
MISO/CAISO:
Coal Generation: $2.50/MWh increase in power price	$2	$2
Coal Generation: $2.50/MWh decrease in power price	$—	$—
Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1
___________

(a)	Balance of 2019 is from October 1, 2019 through December 31, 2019.

Environmental Matters — See Note 13 to Financial Statements for a discussion of greenhouse gas emissions, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2019	2018		2019	2018
Operating revenues	$3,194	$3,243	$(49)	$8,949	$6,581	$2,368
Fuel, purchased power costs and delivery fees	(1,687)	(1,627)	(60)	(4,287)	(3,492)	(795)
Operating costs	(397)	(346)	(51)	(1,153)	(926)	(227)
Depreciation and amortization	(424)	(426)	2	(1,213)	(967)	(246)
Selling, general and administrative expenses	(246)	(194)	(52)	(637)	(711)	74
Operating income	440	650	(210)	1,659	485	1,174
Other income	6	6	—	45	25	20
Other deductions	(4)	(1)	(3)	(9)	(4)	(5)
Interest expense and related charges	(224)	(154)	(70)	(720)	(291)	(429)
Impacts of Tax Receivable Agreement	(62)	17	(79)	(26)	(65)	39
Equity in earnings of unconsolidated investment	3	7	(4)	13	11	2
Income before income taxes	159	525	(366)	962	161	801
Income tax expense	(45)	(194)	149	(270)	(31)	(239)
Net income	$114	$331	$(217)	$692	$130	$562

	Three Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$2,207	$731	$443	$214	$197	$—	$(598)	$3,194
Fuel, purchased power costs and delivery fees	(1,358)	(429)	(281)	(108)	(164)	—	653	(1,687)
Operating costs	(22)	(166)	(74)	(24)	(101)	(4)	(6)	(397)
Depreciation and amortization	(86)	(126)	(135)	(51)	(5)	—	(21)	(424)
Selling, general and administrative expenses	(160)	(21)	(14)	(11)	(12)	(5)	(23)	(246)
Operating income (loss)	581	(11)	(61)	20	(85)	(9)	5	440
Other income	—	1	—	—	1	1	3	6
Other deductions	—	(2)	—	—	(2)	—	—	(4)
Interest expense and related charges	(8)	2	(2)	(1)	(2)	—	(213)	(224)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(62)	(62)
Equity in earnings of unconsolidated investment	—	—	1	2	—	—	—	3
Income (loss) before income taxes	573	(10)	(62)	21	(88)	(8)	(267)	159
Income tax expense	—	—	—	—	—	—	(45)	(45)
Net income (loss)	$573	$(10)	$(62)	$21	$(88)	$(8)	$(312)	$114

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,813	$1,396	$620	$301	$230	$(1)	$(1,116)	$3,243
Fuel, purchased power costs and delivery fees	(1,689)	(458)	(321)	(167)	(150)	—	1,158	(1,627)
Operating costs	(16)	(155)	(83)	(23)	(61)	(3)	(5)	(346)
Depreciation and amortization	(80)	(122)	(141)	(55)	(3)	—	(25)	(426)
Selling, general and administrative expenses	(111)	(18)	(14)	(11)	(18)	—	(22)	(194)
Operating income (loss)	(83)	643	61	45	(2)	(4)	(10)	650
Other income	—	—	1	—	—	—	5	6
Other deductions	—	(2)	—	—	—	—	1	(1)
Interest expense and related charges	(3)	2	(3)	(1)	(1)	—	(148)	(154)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	17	17
Equity in earnings of unconsolidated investment	—	—	3	3	—	—	1	7
Income (loss) before income taxes	(86)	643	62	47	(3)	(4)	(134)	525
Income tax expense	—	—	—	—	—	—	(194)	(194)
Net income (loss)	$(86)	$643	$62	$47	$(3)	$(4)	$(328)	$331

In the third quarter of 2019, we continued with our balanced capital allocation program, refinancing approximately $400 million of debt, which lowered interest rates and extended maturities, and returning approximately $171 million to stockholders through share repurchases. We produced results during the quarter in line with expectations, reflecting the stability of our integrated model with the generation fleet operating safely and reliably over the volatile ERCOT summer while our Retail segment delivered stable pricing and growth in ERCOT residential customer counts. Consolidated results decreased $217 million to net income of $114 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The change in results reflects higher power costs in our Retail segment, lower revenue net of fuel in our PJM, NY/NE and MISO segments, an increase in unrealized losses on hedging transactions and interest rate swaps, and one-time costs associated with the MISO segment plant closures and the Crius Transaction; partially offset by higher revenue net of fuel in our ERCOT segment and a decrease in income tax expense.

Interest expense and related charges increased $70 million to $224 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and reflected a $114 million increase in unrealized mark-to-market losses on interest rate swaps, partially offset by a $24 million decrease in interest paid/accrued reflecting repayments and repurchases of long-term debt. Debt extinguishment gains totaled $2 million in 2019 compared to debt extinguishment losses of $27 million in 2018. See Note 19 to the Financial Statements.

For the three months ended September 30, 2019 and 2018, the Impacts of the Tax Receivable Agreement totaled expense of $62 million and income of $17 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended September 30, 2019, income tax expense totaled $45 million and the effective tax rate was 28.3%. For the three months ended September 30, 2018, income tax expense totaled $194 million and the effective tax rate was 37.0%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Consolidated cash flow from operations produced $941 million in the three months ended September 30, 2019 compared to $892 million produced in the three months ended September 30, 2018.

	Nine Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$5,014	$3,356	$1,833	$813	$697	$—	$(2,764)	$8,949
Fuel, purchased power costs and delivery fees	(4,383)	(1,062)	(862)	(436)	(436)	—	2,892	(4,287)
Operating costs	(44)	(525)	(244)	(74)	(219)	(25)	(22)	(1,153)
Depreciation and amortization	(204)	(385)	(399)	(155)	(11)	—	(59)	(1,213)
Selling, general and administrative expenses	(364)	(60)	(41)	(33)	(71)	(14)	(54)	(637)
Operating income (loss)	19	1,324	287	115	(40)	(39)	(7)	1,659
Other income	—	21	—	—	5	2	17	45
Other deductions	—	(6)	—	—	(2)	—	(1)	(9)
Interest expense and related charges	(16)	7	(8)	(2)	(5)	—	(696)	(720)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(26)	(26)
Equity in earnings of unconsolidated investment	—	—	4	9	—	—	—	13
Income (loss) before income taxes	3	1,346	283	122	(42)	(37)	(713)	962
Income tax expense	—	—	—	—	—	—	(270)	(270)
Net income (loss)	$3	$1,346	$283	$122	$(42)	$(37)	$(983)	$692

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$4,239	$2,190	$1,104	$487	$488	$48	$(1,975)	$6,581
Fuel, purchased power costs and delivery fees	(3,290)	(1,085)	(560)	(276)	(283)	(37)	2,039	(3,492)
Operating costs	(29)	(503)	(165)	(48)	(136)	(33)	(12)	(926)
Depreciation and amortization	(237)	(295)	(266)	(104)	(6)	—	(59)	(967)
Selling, general and administrative expenses	(312)	(73)	(28)	(23)	(33)	(4)	(238)	(711)
Operating income (loss)	371	234	85	36	30	(26)	(245)	485
Other income	29	20	1	—	—	2	(27)	25
Other deductions	—	(5)	—	—	—	—	1	(4)
Interest expense and related charges	(3)	(13)	(5)	(1)	(1)	—	(268)	(291)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(65)	(65)
Equity in earnings of unconsolidated investment	—	—	5	6	—	—		11
Income (loss) before income taxes	397	236	86	41	29	(24)	(604)	161
Income tax benefit	—	—	—	—	—	—	(31)	(31)
Net income (loss)	$397	$236	$86	$41	$29	$(24)	$(635)	$130

In the nine months ended September 30, 2019, we refinanced approximately $4.5 billion of debt and returned approximately $619 million to stockholders through share repurchases. Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling electricity in a safe and reliable manner. Consolidated results increased $562 million to net income of $692 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The change in results reflects an increase in unrealized gains on hedging transactions and a full year of operations acquired in the Merger, partially offset by an increase in interest and income tax expenses.

Interest expense and related charges increased $429 million to $720 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and driven by a $398 million increase in unrealized mark-to-market losses on interest rate swaps and a $65 million increase in interest paid/accrued reflecting long-term debt assumed in the Merger. Debt extinguishment gains totaled $12 million in 2019 compared to debt extinguishment losses of $27 million in 2018. See Note 19 to the Financial Statements.

For the nine months ended September 30, 2019 and 2018, the Impacts of the Tax Receivable Agreement totaled expense of $26 million and $65 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the nine months ended September 30, 2019, income tax expense totaled $270 million and the effective tax rate was 28.1%. For the nine months ended September 30, 2018, income tax expense totaled $31 million and the effective tax rate was 19.3%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Discussion of Adjusted EBITDA

Non-GAAP Measures — In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including EBITDA and Adjusted EBITDA as performance measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are, by definition, an incomplete understanding of Vistra Energy and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

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

Because EBITDA and Adjusted EBITDA are financial measures that management uses to allocate resources, determine our ability to fund capital expenditures, assess performance against our peers, and evaluate overall financial performance, we believe they provide useful information for investors.

When EBITDA or Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is Net income (loss).

Adjusted EBITDA — Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2019	2018		2019	2018
Net income	$114	$331	$(217)	$692	$130	$562
Income tax expense	45	194	(149)	270	31	239
Interest expense and related charges (a)	224	154	70	720	291	429
Depreciation and amortization (b)	444	446	(2)	1,266	1,027	239
EBITDA before Adjustments	827	1,125	(298)	2,948	1,479	1,469
Unrealized net (gain) loss resulting from hedging transactions	79	8	71	(625)	207	(832)
Generation plant retirement expenses	49	—	49	49	—	49
Fresh start/purchase accounting impacts	(8)	(8)	—	26	26	—
Impacts of Tax Receivable Agreement	62	(17)	79	26	65	(39)
Reorganization items and restructuring expenses	—	—	—	—	62	(62)
Non-cash compensation expenses	12	14	(2)	36	—	36
Transition and merger expenses	38	19	19	82	205	(123)
Other, net	1	—	1	12	(4)	16
Adjusted EBITDA	$1,060	$1,141	$(81)	$2,554	$2,040	$514
____________

(a)
Includes unrealized mark-to-market net gains/losses on interest rate swaps of $76 million net losses and $38 million net gains for the three months ended September 30, 2019 and 2018, respectively, and $275 million net losses and $123 million net gains for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Includes nuclear fuel amortization in the ERCOT segment of $20 million and $20 million for the three months ended September 30, 2019 and 2018, respectively, and $53 million and $60 million for the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$573	$(10)	$(62)	$21	$(88)	$(8)	$(312)	$114
Income tax expense	—	—	—	—	—	—	45	45
Interest expense and related charges (a)	8	(2)	2	1	2	—	213	224
Depreciation and amortization (b)	86	146	135	51	5	—	21	444
EBITDA before Adjustments	667	134	75	73	(81)	(8)	(33)	827
Unrealized net (gain) loss resulting from hedging transactions	(769)	682	139	5	43	—	(21)	79
Generation plant retirement expenses	—	—	—	—	47	2	—	49
Fresh start/purchase accounting impacts	(12)	—	3	—	2	—	(1)	(8)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	62	62
Non-cash compensation expenses	—	—	—	—	—	—	12	12
Transition and merger expenses	24	5	1	1	1	1	5	38
Other, net	3	2	4	2	(1)	1	(10)	1
Adjusted EBITDA	$(87)	$823	$222	$81	$11	$(4)	$14	$1,060
___________

(a)	Includes $76 million of unrealized mark-to-market net losses on interest rate swaps.

(b)	Includes nuclear fuel amortization of $20 million in ERCOT segment.

	Three Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$(86)	$643	$62	$47	$(3)	$(4)	$(328)	$331
Income tax expense	—	—				—	194	194
Interest expense and related charges (a)	3	(2)	3	1	1	—	148	154
Depreciation and amortization (b)	80	142	141	55	3	—	25	446
EBITDA before Adjustments	(3)	783	206	103	1	(4)	39	1,125
Unrealized net (gain) loss resulting from hedging transactions	154	(195)	21	—	32	—	(4)	8
Fresh start accounting impacts	(15)	—	(1)	5	3	—	—	(8)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(17)	(17)
Non-cash compensation expenses	—	—	—	—	—	—	14	14
Transition and merger expenses	—	3	5	1	1	—	9	19
Other, net	5	6	9	2	2	(8)	(16)	—
Adjusted EBITDA	$141	$597	$240	$111	$39	$(12)	$25	$1,141
____________

(a)	Includes $38 million of unrealized mark-to-market net gains on interest rate swaps.

(b)	Includes nuclear fuel amortization of $20 million in ERCOT segment.

	Nine Months Ended September 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$3	$1,346	$283	$122	$(42)	$(37)	$(983)	$692
Income tax expense	—	—	—	—	—	—	270	270
Interest expense and related charges (a)	16	(7)	8	2	5	—	696	720
Depreciation and amortization (b)	204	438	399	155	11	—	59	1,266
EBITDA before Adjustments	223	1,777	690	279	(26)	(37)	42	2,948
Unrealized net (gain) loss resulting from hedging transactions	192	(616)	(115)	(33)	(8)	—	(45)	(625)
Generation plant retirement expenses	—	—	—	—	47	2	—	49
Fresh start/purchase accounting impacts	17	—	(2)	3	11	—	(3)	26
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	26	26
Non-cash compensation expenses	—	—	—	—	—	—	36	36
Transition and merger expenses	24	11	4	2	25	—	16	82
Other, net	7	11	13	7	10	3	(39)	12
Adjusted EBITDA	$463	$1,183	$590	$258	$59	$(32)	$33	$2,554
____________

(a)	Includes $275 million of unrealized mark-to-market net losses on interest rate swaps.

(b)	Includes nuclear fuel amortization of $53 million in ERCOT segment.

	Nine Months Ended September 30, 2018
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$397	$236	$86	$41	$29	$(24)	$(635)	$130
Income tax expense	—	—	—	—	—	—	31	31
Interest expense and related charges (a)	3	13	5	1	1	—	268	291
Depreciation and amortization (b)	237	355	266	104	6	—	59	1,027
EBITDA before Adjustments	637	604	357	146	36	(24)	(277)	1,479
Unrealized net (gain) loss resulting from hedging transactions	(38)	207	20	22	—	—	(4)	207
Fresh start accounting impacts	12	(4)	(2)	9	11	—	—	26
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	65	65
Reorganization items and restructuring expenses	—	—	—	—	—	—	62	62
Transition and merger expenses	—	7	7	1	5	2	183	205
Other, net	(16)	(5)	12	7	5	(7)	—	(4)
Adjusted EBITDA	$595	$809	$394	$185	$57	$(29)	$29	$2,040
____________

(a)	Includes $123 million of unrealized mark-to-market net gains on interest rate swaps.

(b)	Includes nuclear fuel amortization of $60 million in ERCOT segment.

Retail Segment — Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018		2019	2018
Operating revenues:
Revenues in ERCOT	$1,600	$1,362	$238	$3,716	$3,423	$293
Revenues in Northeast/Midwest	576	442	134	1,239	778	461
Amortization expense	12	15	(3)	(7)	(12)	5
Other revenues	19	(6)	25	66	50	16
Total operating revenues	2,207	1,813	394	5,014	4,239	775
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,451)	(1,108)	(343)	(2,813)	(2,169)	(644)
Unrealized net gains (losses) on hedging activities with affiliates	757	(130)	887	(209)	49	(258)
Delivery fees	(497)	(452)	(45)	(1,192)	(1,167)	(25)
Other costs (b)	(167)	1	(168)	(169)	(3)	(166)
Total fuel, purchased power costs and delivery fees	(1,358)	(1,689)	331	(4,383)	(3,290)	(1,093)
Net income (loss)	$573	$(86)	$659	$3	$397	$(394)
Adjusted EBITDA	$(87)	$141	$(228)	$463	$595	$(132)
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	15,251	13,263	1,988	35,727	33,316	2,411
Sales volumes in Northeast/Midwest	9,193	8,042	1,151	21,756	14,361	7,395
Total retail electricity sales volumes	24,444	21,305	3,139	57,483	47,677	9,806
Weather (North Texas average) - percent of normal (a):
Cooling degree days	106.0%	99.0%		96.0%	106.0%
Heating degree days	—%	—%		111.0%	106.0%
____________

(a)
Weather data is obtained from Weatherbank, Inc. For the three and nine months ended September 30, 2019, normal is defined as the average over the 10-year period from September 2009 to September 2018. For the three and nine months ended September 30, 2018, normal is defined as the average over the 10-year period from September 2008 to September 2017.

(b)	For the three and nine months ended September 30, 2019, includes $176 million of third-party power purchases, primarily related to the recent Cruis Transaction.

Net income (loss) increased by $659 million to $573 million and Adjusted EBITDA decreased by $228 million to $(87) million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net income of $397 million decreased by $394 million to a net income of $3 million and Adjusted EBITDA decreased by $132 million to $463 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Three Months Ended September 30, 2019 Compared to 2018	Nine Months Ended September 30, 2019 Compared to 2018
Unfavorable margins in ERCOT driven by increased power costs and timing of multi-year retail contracts due to backwardation of power curves	$(243)	$(118)
Impact of Crius acquired in July 2019	18	18
Favorable/(unfavorable) weather in ERCOT	7	(20)
Other	(10)	(12)
Change in Adjusted EBITDA	$(228)	$(132)
Change in depreciation and amortization expenses (a)	(6)	33
Favorable (unfavorable) impact of unrealized net losses on hedging activities	923	(230)
Higher transition and merger and other expenses	(30)	(65)
Change in net income (loss)	$659	$(394)
____________

(a)	Nine months ended September 30, 2019 compared to 2018 driven by reduced amortization of the retail customer relationship.

Generation — Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	ERCOT		PJM		NY/NE		MISO
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues:
Electricity sales	$321	$494	$300	$255	$175	$216	$158	$130
Capacity	—	—	24	164	23	79	5	15
Sales to affiliates	1,090	709	247	229	28	16	86	124
Rolloff of unrealized net gains (losses) representing positions settled in the current period	380	180	18	29	14	27	(8)	4
Unrealized net gains (losses) on hedging activities	(415)	(158)	(77)	(46)	(20)	(33)	(3)	(10)
Unrealized net gains (losses) on hedging activities with affiliates	(646)	170	(69)	(11)	(6)	(1)	(37)	(28)
Other revenues	1	1	—	—	—	(3)	(4)	(5)
Operating revenues	731	1,396	443	620	214	301	197	230
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(341)	(421)	(268)	(326)	(112)	(149)	(168)	(179)
Fuel for generation facilities and purchased power costs from affiliates			(1)	(2)	(1)	2	1	30
Unrealized (gains) losses from hedging activities	(1)	3	(11)	7	7	7	5	2
Ancillary and other costs	(87)	(40)	(1)	—	(2)	(27)	(2)	(3)
Fuel, purchased power costs and delivery fees	(429)	(458)	(281)	(321)	(108)	(167)	(164)	(150)
Net income (loss)	$(10)	$643	$(62)	$62	$21	$47	$(88)	$(3)
Adjusted EBITDA	$823	$597	$222	$240	$81	$111	$11	$39

	Three Months Ended September 30,
	ERCOT		PJM		NY/NE		MISO
	2019	2018	2019	2018	2019	2018	2019	2018
Production volumes (GWh):
Natural gas facilities	12,924	11,992	10,532	10,097	4,953	6,030
Lignite and coal facilities	7,833	8,854	3,891	5,338			7,052	8,293
Nuclear facilities	5,274	5,197
Solar/Battery facilities	137	132
Capacity factors:
CCGT facilities	69.5%	67.9%	76.3%	68.3%	47.4%	55.2%
Lignite and coal facilities	78.8%	89.1%	50.6%	69.5%			60.8%	58.3%
Nuclear facilities	103.8%	102.3%
Weather - percent of normal (a):
Cooling degree days	108%	99%	116%	118.0%	105.0%	120.0%	119.0%	121.0%
Heating degree days	—%	—%	—%	65.0%	60.0%	74.0%	—%	90.0%
Market pricing:
Average ERCOT North power price ($/MWh)	$71.13	$34.67
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub			$31.17	$39.98
AEP Dayton Hub			$32.28	$40.25
NYISO Zone C					$25.85	$39.18
Massachusetts Hub					$29.69	$43.80
Indiana Hub							$32.00	$38.85
Northern Illinois Hub							$29.79	$37.01
Average natural gas price - (c)
TetcoM3 ($/MMBtu)			$1.87	$2.50
Algonquin Citygates ($/MMBtu)					$2.09	$2.98
____________
(a) Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b) Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(c) Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income and Adjusted EBITDA for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

	Three Months Ended September 30, 2019 Compared to 2018
	ERCOT	PJM	NY/NE	MISO
Favorable/(unfavorable) change in revenue net of fuel	$241	$(20)	$(26)	$(38)
Favorable/(unfavorable) change in other operating costs	(13)	7	(2)	4
Favorable/(unfavorable) change in selling, general and administrative expenses	(2)	(2)	—	6
Other	—	(3)	(2)	—
Change in Adjusted EBITDA	$226	$(18)	$(30)	$(28)
Favorable/(unfavorable) change in depreciation and amortization	(4)	6	4	(2)
Unrealized net losses on hedging activities	(877)	(118)	(5)	(11)
Fresh start/purchase accounting impacts	—	4	5	1
Transition and merger expenses	2	4	—	—
Generation plant retirement expenses	—	—	—	(47)
Other	—	(2)	—	2
Change in Net income	$(653)	$(124)	$(26)	$(85)

The change in ERCOT segment results was driven by a $241 million increase in revenue net of fuel reflecting higher realized power prices.

The change in PJM segment results was driven by a $20 million decrease in revenue net of fuel reflecting lower power prices and a 1,012 GWh (7%) decrease in production volumes.

The change in NY/NE segment results was driven by a $26 million decrease in revenue net of fuel reflecting lower power prices and a 1,077 GWh (22%) decrease in production volumes.

The change in MISO segment results was driven by a $38 million decrease in revenue net of fuel reflecting lower power prices and a 1,242 GWh (18%) decrease in production volumes.

Generation — Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	ERCOT		PJM		NY/NE		MISO
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues:
Electricity Sales	$908	$939	$864	$462	$549	$331	$459	$211
Capacity	—	—	144	283	175	162	30	44
Sales to affiliates	1,840	1,459	678	397	72	31	223	240
Rolloff of unrealized net gains (losses) representing positions settled in the current period	370	348	3	44	(20)	23	(28)	1
Unrealized net gains (losses) on hedging activities	100	(518)	55	(55)	40	(50)	41	(25)
Unrealized net gains (losses) on hedging activities with affiliates	136	(37)	89	(27)	—	(5)	(15)	20
Other revenues	2	(1)	—	—	(3)	(5)	(13)	(3)
Operating revenues	3,356	2,190	1,833	1,104	813	487	697	488

	Nine Months Ended September 30,
	ERCOT		PJM		NY/NE		MISO
	2019	2018	2019	2018	2019	2018	2019	2018
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(928)	(976)	(828)	(569)	(443)	(258)	(440)	(313)
Fuel for generation facilities and purchased power costs from affiliates	—	—	(1)	(8)	(1)	—	1	30
Unrealized (gains) losses from hedging activities	10	—	(32)	18	13	10	10	4
Ancillary and other costs	(144)	(109)	(1)	(1)	(5)	(28)	(7)	(4)
Fuel, purchased power costs and delivery fees	(1,062)	(1,085)	(862)	(560)	(436)	(276)	(436)	(283)
Net income (loss)	$1,346	$236	$283	$86	$122	$41	$(42)	$29
Adjusted EBITDA	$1,183	$809	$590	$394	$258	$185	$59	$57
Production volumes (GWh):
Natural gas facilities	30,255	26,413	27,989	17,969	13,593	9,795
Lignite and coal facilities	20,613	21,257	11,535	8,717			19,321	14,633
Nuclear facilities	13,951	15,744
Solar/Battery facilities	354	266
Capacity factors:
CCGT facilities	55.9%	59.6%	70.2%	66.7%	43.9%	48.0%
Lignite and coal facilities	69.9%	75.7%	50.6%	59.6%			56.1%	59.4%
Nuclear facilities	92.6%	104.5%
Weather - percent of normal (a):
Cooling degree days	100.0%	102.0%	109.0%	118.0%	100.0%	116.0%	110.0%	133.0%
Heating degree days	110.0%	104.0%	97.0%	100.0%	100.0%	100.0%	98.0%	96.0%
Market pricing:
Average ERCOT North power price ($/MWh)	$40.38	$29.31
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub			$31.22	$42.59
AEP Dayton Hub			$31.27	$40.57
NYISO Zone C					$27.15	$37.01
Massachusetts Hub					$34.83	$48.87
Indiana Hub							$31.87	$38.13
Northern Illinois Hub							$28.81	$33.98
Average natural gas price - (c)
TetcoM3 ($/MMBtu)			$2.47	$3.73
Algonquin Citygates ($/MMBtu)					$3.16	$4.78
____________

(a)	Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

(b)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(c)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income and Adjusted EBITDA for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2019 Compared to 2018
	ERCOT	PJM	NY/NE	MISO
Favorable impact related to operations acquired in the Merger (a)	$—	$201	$86	$47
Favorable/(unfavorable) change in revenue net of fuel	365	1	(7)	(73)
Favorable/(unfavorable) change in other operating costs	(22)	1	(3)	25
Favorable/(unfavorable) change in selling. general and administrative expenses	13	(4)	—	2
Other	18	(3)	(3)	1
Change in Adjusted EBITDA	$374	$196	$73	$2
Unfavorable change in depreciation and amortization	(83)	(133)	(51)	(5)
Unrealized net gains on hedging activities	823	135	55	8
Fresh start/purchase accounting impacts	4	—	6	—
Transition and merger expenses	(4)	3	(1)	(20)
Generation plant retirement expenses	—	—	—	(47)
Other	(4)	(4)	(1)	(9)
Change in Net income	$1,110	$197	$81	$(71)
____________

(a)
Impact related to PJM, NY/NE and MISO operations acquired in the Merger are the combined results for the first quarter of 2019, for which there is no comparable period for 2018 due to the Merger date of April 9, 2018.

The change in ERCOT segment results was driven by a $365 million increase in generation revenue net of fuel reflecting an increase in production volumes and higher realized power prices.

The change in PJM segment results was driven by $201 million related to operations in the first quarter of 2019 acquired in the Merger.

The change in NY/NE segment results was driven by $86 million related to operations in the first quarter of 2019 acquired in the Merger.

The change in MISO segment results was driven by a $76 million decrease in revenue net of fuel reflecting lower realized price and lower capacity revenue, partially offset by $47 million related to operations in the first quarter of 2019 acquired in the Merger.

Asset Closure Segment —Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018		2019	2018
Operating revenues	$—	$(1)	$1	$—	$48	$(48)
Fuel, purchased power costs and delivery fees	—	—	—	—	(37)	37
Operating costs	(4)	(3)	(1)	(25)	(33)	8
Selling, general and administrative expenses	(5)	—	(5)	(14)	(4)	(10)
Operating loss	(9)	(4)	(5)	(39)	(26)	(13)
Other income	1	—	1	2	2	—
Net loss	$(8)	$(4)	$(4)	$(37)	$(24)	$(13)
Adjusted EBITDA	$(4)	$(12)	$8	$(32)	$(29)	$(3)
Production volumes (GWh)	—	—	—	—	1,513	(1,513)

Results for the Asset Closure segment reflect the retirement of the Stuart and Killen plants in May 2018 (acquired in the Merger), retirement of the Northeastern waste coal plant in October 2018 and the retirement of the Monticello, Sandow and Big Brown plants in January and February 2018 (see Note 4 to the Financial Statements). Operating costs for the nine months ended September 30, 2019 included ongoing costs associated with closing these plants.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2019 and 2018. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $625 million in unrealized net gains for the nine months ended September 30, 2019 and $207 million in unrealized net losses for the nine months ended September 30, 2018, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2019	2018
Commodity contract net asset (liability) at beginning of period	$(850)	$(96)
Settlements/termination of positions (a)	321	416
Changes in fair value of positions in the portfolio (b)	304	(623)
Acquired commodity contracts (c)	(22)	(452)
Other activity (d)	(131)	72
Commodity contract net asset (liability) at end of period	$(378)	$(683)
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The nine months ended September 30, 2019 and 2018 include reversals of $1 million of unrealized losses and $10 million of previously recorded unrealized gains related to Vistra Energy beginning balances. The nine months ended September 30, 2019 and 2018 also include reversals of $116 million and $315 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.

(c)	Includes fair value of commodity contracts acquired on the Crius Acquisition Date in 2019 and on the Merger Date in 2018 (see Note 2 to the Financial Statements).

(d)
Represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at September 30, 2019, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at September 30, 2019
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(35)	$1	$(13)	$—	$(47)
Prices provided by other external sources	(304)	26	(1)	—	(279)
Prices based on models	—	7	13	(72)	(52)
Total	$(339)	$34	$(1)	$(72)	$(378)

FINANCIAL CONDITION

Operating Cash Flows

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 — Cash provided by operating activities totaled $1.823 billion and $863 million in the nine months ended September 30, 2019 and 2018, respectively. The favorable change of $960 million was primarily driven by increased cash from operations reflecting operations acquired in the Merger and a decrease in cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the statements of condensed consolidated cash flows exceeds the amount reported in the statements of condensed consolidated income by $181 million and $103 million for the nine months ended September 30, 2019 and 2018, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statements of consolidated income consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other statements of condensed consolidated income line items including operating revenues and fuel and purchased power costs and delivery fees.

Financing Cash Flows

Cash used in financing activities totaled $784 million and $2.172 billion in the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used in financing activities was driven by:

•
the issuance of $4.6 billion principal amount of Vistra Operations senior secured and unsecured notes in 2019 compared to the issuance of $1.0 billion principal amount of Vistra Operations senior unsecured notes in 2018;

•	redemption in 2018 of $850 million principal amount of senior unsecured notes assumed in the Merger;

•	the amendment to the Vistra Operations Credit Facilities in 2018, including the repayment of $500 million of term loans;

•	$89 million net decrease in incremental borrowings under the accounts receivable securitization program;

•	$46 million decrease in debt tender offer and other financing fees in 2019 compared to 2018,

partially offset by:

•	cash tender offers and early redemptions to purchase senior unsecured notes assumed in the Merger of $2.5 billion in 2019 compared to $1.5 billion in 2018;

•	repayment of approximately $2.0 billion of term loans under the Vistra Operations Credit Facilities in 2019;

•	$218 million increase in cash paid for share repurchases in 2019 compared to 2018, and

•	$181 million of cash dividend paid to stockholders.

Investing Cash Flows

Cash used in investing activities totaled $979 million in the nine months ended September 30, 2019 compared to cash provided by investing activities of $133 million in the nine months ended September 30, 2018. Capital expenditures (including LTSA prepayments, nuclear fuel purchases and development and growth expenditures) totaled $474 million and $303 million in the nine months ended September 30, 2019 and 2018, respectively. Cash used in investing activities in the nine months ended September 30, 2019 also reflected $374 million of net cash paid in the Crius Transaction and net purchases of environmental allowances of $137 million. Cash provided by investing activities in the nine months ended September 30, 2018 also reflected $445 million of cash acquired in the Merger (see Note 2 to the Financial Statements).

Debt Activity

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2019:

	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$707	$636	$71
Vistra Operations Credit Facilities — Revolving Credit Facility	1,844	1,135	709
Vistra Operations — Alternative Letter of Credit Facility	11	—	11
Total available liquidity	$2,562	$1,771	$791

The $791 million increase in available liquidity in the nine months ended September 30, 2019 was primarily driven by cash from operations, $500 million of new Alternate LOC Facilities and $225 million of additional available capacity under the Revolving Credit Facility, partially offset by $632 million in cash paid for share repurchases, $474 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $374 million of net cash paid in the Crius Transaction, $181 million in dividends paid to shareholders and $170 million in debt tender offer and other financing fees.

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

At September 30, 2019, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$236 million in cash has been posted with counterparties as compared to $361 million posted at December 31, 2018;

•	$8 million in cash has been received from counterparties as compared to $4 million received at December 31, 2018;

•	$1.224 billion in letters of credit have been posted with counterparties as compared to $1.185 billion posted at December 31, 2018, and

•	$13 million in letters of credit have been received from counterparties as compared to $12 million received at December 31, 2018.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra Energy's forecasted taxable loss position in 2019. In February 2019, we received a refund of $21 million related to Vistra Energy's 2017 federal tax return. We expect to make state income tax payments of approximately $25 million and $2 million in TRA payments in the next 12 months. There were no federal income tax payments and $40 million in state income tax payments for the nine months ended September 30, 2019. There were $66 million in state income tax payments in the nine months ended September 30, 2018.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended September 30, 2019 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

See Note 11 to the Financial Statements for discussion of other covenants related to the Vistra Operations Credit Facilities.

Collateral Support Obligations

The RCT has rules in place to assure that parties can meet their mining reclamation obligations. In September 2016, the RCT agreed to a collateral bond of up to $975 million to support Luminant's reclamation obligations. The collateral bond is effectively a first lien on all of Vistra Operations' assets (which ranks pari passu with the Vistra Operations Credit Facilities) that contractually enables the RCT to be paid (up to $975 million) before the other first-lien lenders in the event of a liquidation of our assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2019, Vistra Energy has posted letters of credit in the amount of $38 million with the PUCT, which is subject to adjustments.

The RTOs/ISOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those RTOs/ISOs. Under these rules, Vistra Energy has posted collateral support totaling $414 million in the form of letters of credit, $10 million in the form of a surety bond and $1 million of cash at September 30, 2019 (which is subject to daily adjustments based on settlement activity with the RTOs/ISOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $3.8 billion at September 30, 2019) under such facilities.

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

OFF–BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we have no off-balance sheet arrangements, other than certain investments in energy and energy-related entities that are accounted for under the equity method of accounting which are not expected to have any material impact on our financial condition, results of operations or liquidity.

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

VaR for Underlying Generation Assets and Energy-Related Contracts — This measurement estimates the potential loss in value, due to changes in market conditions, of all underlying generation assets and contracts, based on a 95% confidence level and an assumed holding period of 60 days for a forward period through December 2020 for the nine months ended September 30, 2019 and December 2019 for the year ended December 31, 2018.

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Month-end average VaR:	$311	$182
Month-end high VaR:	$520	$267
Month-end low VaR:	$159	$65

The increase in the month-end high VaR risk measure in 2019 is primarily driven by an increase in volatility in ERCOT during the year.

Interest Rate Risk

At September 30, 2019, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $7 million, taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

As of September 30, 2019, we had no outstanding accounts receivable from PG&E and accordingly, we have not recorded a reserve related to the pre-petition receivables. While our assumptions and conclusions may change, we could have future impairment losses, or, specifically with respect to the gas transportation agreements, be required to seek alternative, higher-cost fuel transportation methods, if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.328 billion at September 30, 2019.

At September 30, 2019, Retail segment credit exposure totaled $1.071 billion, including $1.056 billion of trade accounts receivable and $15 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $34 million, resulting in a net exposure of $1.037 billion. We believe the risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At September 30, 2019, aggregate ERCOT, PJM, NY/NE and MISO segments credit exposure totaled $257 million including $151 million related to derivative assets and $106 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net ERCOT, PJM, NY/NE and MISO segments exposure was $249 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at September 30, 2019. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$206	$—	$206
Below investment grade or no rating	51	8	43
Totals	$257	$8	$249

Significant (10% or greater) concentration of credit exposure exists with one counterparty, which represented an aggregate $96 million, or 39%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

•
our ability to successfully complete the integration of businesses acquired by Vistra Energy, including Dynegy, Crius and Ambit, and our ability to successfully capture the full amount of projected operational and financial synergies relating to such transactions; and

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at the end of the current period included in this quarterly report on Form 10-Q. On the Crius Acquisition Date, Vistra Energy completed the Crius Transaction. Vistra Energy is currently in the process of integrating certain processes, technology and operations of Crius, and will continue to evaluate the impact of any related changes to the internal control over financial reporting. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than the changes resulting from the Crius Transaction, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2019	3,395,901	$22.16	3,395,901	$449
August 1 - August 31, 2019	2,889,120	$22.95	2,889,120	$383
September 1 - September 30, 2019	1,122,178	$26.16	1,122,178	$353
For the quarter ended September 30, 2019	7,407,199	$23.07	7,407,199	$353

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

Shares of the Company's stock will be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with Rule 10b5-1 and 10b-18 under the Exchange Act of 1934 or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the share repurchase program or otherwise will be determined at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements.

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

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	**		—	Tenth Supplemental Indenture to the 2023 Notes Indenture, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.2	**		—	Tenth Supplemental Indenture to the 2024 7.625% Notes Indenture, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.3	**		—	Sixth Supplemental Indenture to the 2025 Notes Indenture, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.4	**		—	Fourth Supplemental Indenture to the 2026 Notes Indenture, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.5	**		—	First Supplemental Indenture for the 5.500% Senior Notes due 2026, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.6	**		—	First Supplemental Indenture for the 5.625% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.7	**		—	First Supplemental Indenture for the 5.000% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.8	**		—
Second Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes due 2029, dated as of August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.9	001-38086 Form 8-K (filed July 19, 2019)	4.1	—
Third Amendment to Purchase and Sale Agreement, dated as of July 15, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.10	001-38086 Form 8-K (filed July 19, 2019)	4.2	—
Third Amendment to Receivables Purchase Agreement, dated as of July 15, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	001-38086 Form 8-K (filed September 19, 2019)	10.1	—	Termination of Stockholders' Agreement, dated September 18, 2019, by and among the Company and the Brookfield Stockholder

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits	Previously Filed With File Number*	As Exhibit
(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—
The following financial information from Vistra Energy Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Statements of Consolidated Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document.
____________________

*	Incorporated herein by reference

**	Filed herewith

***	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Energy Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: November 5, 2019