Form 10-Q
period 2020-03-31
Vistra Energy Corp.
filed 2020-05-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of April 30, 2020, there were 488,578,428 shares of common stock, par value $0.01, outstanding of Vistra Energy Corp.

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

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of Vistra Energy and its subsidiaries occasionally make references to Vistra Energy (or "we," "our," "us" or "the Company"), Luminant, TXU Energy, Ambit, Value Based Brands LLC, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power or U.S. Gas & Electric, when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, the Vistra Energy financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2019 Form 10-K	Vistra Energy's annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020
Ambit	Ambit Holdings, LLC, and/or its subsidiaries, depending on context
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (d/b/a Dynegy and Brighten Energy), indirect, wholly owned subsidiaries of Vistra Energy, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra Energy, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra Energy, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	Independent System Operator New England
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra Energy engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.

Merger	the merger of Dynegy with and into Vistra Energy, with Vistra Energy as the surviving corporation
Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy and Dynegy
Merger Date	April 9, 2018, the date Vistra Energy and Dynegy completed the transactions contemplated by the Merger Agreement
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra Energy, and certain subsidiaries of NextEra Energy, Inc. NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra Energy redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in North Jersey Energy Associates, the holding company which owns the Sayreville facility.
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
NYISO	New York Independent System Operator
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Energy Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC, an indirect, wholly owned subsidiary of Vistra Energy, a REP in certain areas of PJM, NYISO, ISO-NE and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SO2	sulfur dioxide
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC

TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
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

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $5.318 billion senior secured financing facilities (see Note 11 to the Financial Statements).

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Operating revenues (Note 5)	$2,858	$2,923
Fuel, purchased power costs and delivery fees	(1,333)	(1,461)
Operating costs	(379)	(385)
Depreciation and amortization	(419)	(405)
Selling, general and administrative expenses	(252)	(182)
Impairment of long-lived assets (Note 18)	(84)	—
Operating income	391	490
Other income (Note 18)	7	25
Other deductions (Note 18)	(31)	(2)
Interest expense and related charges (Note 18)	(300)	(222)
Impacts of Tax Receivable Agreement (Note 8)	(8)	3
Equity in earnings of unconsolidated investment	3	7
Income before income taxes	62	301
Income tax expense (Note 7)	(17)	(77)
Net income	$45	$224
Net loss attributable to noncontrolling interest	11	1
Net income attributable to Vistra Energy	$56	$225
Weighted average shares of common stock outstanding:
Basic	487,944,564	502,367,299
Diluted	490,638,626	509,139,988
Net income per weighted average share of common stock outstanding:
Basic	$0.11	$0.45
Diluted	$0.11	$0.44

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Net income	$45	$224
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $7 and $—)	(23)	1
Total other comprehensive income (loss)	(23)	1
Comprehensive income	$22	$225
Comprehensive loss attributable to noncontrolling interest	11	1
Comprehensive income attributable to Vistra Energy	$33	$226

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2020	2019
Cash flows — operating activities:
Net income	$45	$224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	489	461
Deferred income tax expense, net	13	70
Impairment of long-lived assets (Note 18)	84	—
Loss on disposal of investment in NELP (Note 18)	28	—
Unrealized net gain from mark-to-market valuations of commodities	(125)	(186)
Unrealized net loss from mark-to-market valuations of interest rate swaps	174	80
Asset retirement obligation accretion expense	12	14
Impacts of Tax Receivable Agreement (Note 8)	8	(3)
Stock-based compensation	14	12
Other, net	3	(32)
Changes in operating assets and liabilities:
Margin deposits, net	99	34
Accrued interest	(77)	15
Accrued taxes	(110)	(75)
Accrued employee incentive	(90)	(90)
Other operating assets and liabilities	(15)	(136)
Cash provided by operating activities	552	388
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(261)	(153)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 18)	75	78
Investments in nuclear decommissioning trust fund securities (Note 18)	(80)	(83)
Proceeds from sales of environmental allowances	74	—
Purchases of environmental allowances	(106)	(1)
Other, net	14	10
Cash used in investing activities	(284)	(149)
Cash flows — financing activities:
Issuances of long-term debt (Note 11)	—	1,300
Repayments/repurchases of debt (Note 11)	(223)	(1,282)
Net borrowings under accounts receivable securitization program (Note 10)	—	11
Borrowings under Revolving Credit Facility (Note 11)	425	—
Repayments under Revolving Credit Facility (Note 11)	(75)	—
Stock repurchase (Note 13)	—	(248)
Dividends paid to stockholders (Note 13)	(66)	(61)
Debt tender offer and other financing fees (Note 11)	(5)	(64)
Other, net	(4)	—
Cash provided by (used in) financing activities	52	(344)
Net change in cash, cash equivalents and restricted cash	320	(105)
Cash, cash equivalents and restricted cash — beginning balance	475	693
Cash, cash equivalents and restricted cash — ending balance	$795	$588

See Notes to the Condensed Consolidated Financial Statements.

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$717	$300
Restricted cash (Note 18)	50	147
Trade accounts receivable — net (Note 18)	1,097	1,365
Inventories (Note 18)	514	469
Commodity and other derivative contractual assets (Note 15)	1,685	1,333
Margin deposits related to commodity contracts	137	202
Prepaid expense and other current assets	359	298
Total current assets	4,559	4,114
Restricted cash (Note 18)	28	28
Investments (Note 18)	1,374	1,537
Investment in unconsolidated subsidiary (Note 18)	—	124
Property, plant and equipment — net (Note 18)	13,818	13,914
Operating lease right-of-use assets	47	44
Goodwill (Note 6)	2,608	2,553
Identifiable intangible assets — net (Note 6)	2,578	2,748
Commodity and other derivative contractual assets (Note 15)	269	136
Accumulated deferred income taxes	1,058	1,066
Other noncurrent assets	330	352
Total assets	$26,669	$26,616
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 11)	$700	$350
Accounts receivable securitization program (Note 10)	450	450
Long-term debt due currently (Note 11)	169	277
Trade accounts payable	804	947
Commodity and other derivative contractual liabilities (Note 15)	1,753	1,529
Margin deposits related to commodity contracts	31	8
Accrued income taxes	6	1
Accrued taxes other than income	86	200
Accrued interest	73	151
Asset retirement obligations (Note 18)	151	141
Operating lease liabilities	10	14
Other current liabilities	371	506
Total current liabilities	4,604	4,574
Long-term debt, less amounts due currently (Note 11)	9,969	10,102
Operating lease liabilities	42	41
Commodity and other derivative contractual liabilities (Note 15)	686	396
Accumulated deferred income taxes	2	2
Tax Receivable Agreement obligation (Note 8)	463	455
Asset retirement obligations (Note 18)	2,089	2,097

VISTRA ENERGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2020	December 31, 2019
Other noncurrent liabilities and deferred credits (Note 18)	888	989
Total liabilities	18,743	18,656
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2020 — 488,448,029; December 31, 2019 — 487,698,111)	5	5
Treasury stock, at cost (shares: March 31, 2020 — 41,043,224; December 31, 2019 — 41,043,224)	(973)	(973)
Additional paid-in-capital	9,737	9,721
Retained deficit	(780)	(764)
Accumulated other comprehensive loss	(53)	(30)
Stockholders' equity	7,936	7,959
Noncontrolling interest in subsidiary	(10)	1
Total equity	7,926	7,960
Total liabilities and equity	$26,669	$26,616

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

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. See Note 17 for further information concerning reportable business segments.

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

Crius Transaction

On July 15, 2019, an indirect, wholly owned subsidiary of Vistra Energy completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly owned the operating business of Crius (Crius Transaction). Because the Crius Transaction closed on July 15, 2019, Vistra Energy's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Crius and its subsidiaries prior to July 15, 2019. See Note 2 for a summary of the Crius Transaction.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the President of the United States (the President) declared the COVID-19 outbreak a national emergency. The U.S. government has deemed electricity generation, transmission and distribution as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Vistra Energy has an obligation to provide critically needed power to homes, businesses, hospitals and other customers. Vistra Energy remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company's first quarter 2020 results of operations.

In response to the global pandemic related to COVID-19, the President signed into law the CARES Act on March 27, 2020. See Note 7 for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2019 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2019 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

Adoption of Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted all provisions of this ASU in the first quarter of 2020, and it did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes disclosure requirements for (a) the reasons for transfers between Level 1 and Level 2, (b) the policy for timing of transfers between levels and (c) the valuation processes for Level 3. The ASU requires new disclosures around (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this ASU in the first quarter of 2020, and the updated disclosures are included in Note 14.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU requires a customer in a cloud hosting arrangement that is a service contract to determine which implementation costs to capitalize and which costs to expense based on the project stage of the implementation. The ASU also requires the customer to expense the capitalized implementation costs over the term of the hosting arrangement. The customer is required to apply the existing impairment and abandonment guidance on the capitalized implementation costs. We adopted this ASU in the first quarter of 2020, and it did not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. The ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this ASU in the first quarter of 2020, and it did not have a material impact on our financial statements.

Changes in Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on our financial statements.

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 with earlier adoption permitted. We early adopted this rule in the first quarter of 2020 and the adoption did not have a material impact on our financial statements.

2. ACQUISITIONS, MERGER TRANSACTION AND BUSINESS COMBINATION ACCOUNTING

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

Ambit and Crius Business Combination Accounting

We believe the Ambit Transaction has (i) augmented Vistra Energy's existing retail marketing capabilities with additional direct selling capability and a proprietary technology platform, (ii) reduced risk and aided expansion into higher margin channels by improving Vistra Energy's match of its generation to load profile due to a high degree of overlap of Vistra Energy's generation fleet with Ambit's approximately 11 TWh of annual load, primarily in ERCOT and PJM and (iii) enhanced the integrated value proposition through collateral and transaction efficiencies, particularly via Ambit's retail electric portfolio.

We believe the Crius Transaction has (i) reduced risk and aided expansion into higher margin channels by improving Vistra Energy's match of its generation to load profile due to a high degree of overlap of Vistra Energy's generation fleet with Crius' approximately 10 TWh of annual electricity load, (ii) established a platform for growth by leveraging Vistra Energy's existing retail marketing capabilities and Crius' experienced team and (iii) enhanced the integrated value proposition through collateral and transaction efficiencies, particularly via Crius' retail electric portfolio.

The Ambit and Crius Transactions are being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Ambit and Crius Acquisition Dates, respectively. The combined results of operations are reported in our condensed consolidated financial statements beginning as of the respective Ambit and Crius Acquisition Dates. A summary of the techniques used to estimate the fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 14), is listed below:

•Working capital was valued using available market information (Level 2).
•Acquired derivatives were valued using the methods described in Note 14 (Level 2 or Level 3).
•Acquired retail customer relationship was valued based on discounted cash flow analysis of acquired customers and estimated attrition rates (Level 3).

•Crius' long-term debt was valued using a market approach (Level 2).

The following table summarizes the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Ambit and Crius Transactions as of the Ambit and Crius Acquisition Dates, respectively. The Ambit Transaction purchase price was $555 million (including cash acquired and net working capital), and the Crius Transaction purchase price was $400 million. The purchase price allocations are ongoing and are dependent upon final valuation determinations, which have not been completed. The preliminary values included below represent our current best estimates for accumulated deferred income taxes, identifiable intangible assets, net working capital and long-term debt. The purchase price allocations are preliminary and each of the values included below may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. The final purchase price allocation is expected to be completed no later than the second quarter of 2020 for the Crius Transaction and no later than the third quarter of 2020 for the Ambit Transaction, respectively.

Ambit and Crius Transactions Preliminary Purchase Price Allocations
	Ambit Transaction		Crius Transaction
	Updated Preliminary Purchase Price Allocation	Measurement Period Adjustments recorded through March 31, 2020	Updated Preliminary Purchase Price Allocation	Measurement Period Adjustments recorded through March 31, 2020
Cash and cash equivalents	$49	$—	$26	$—
Net working capital	30	1	(2)	(35)
Accumulated deferred income taxes	—	—	—	(36)
Identifiable intangible assets	200	(63)	302	8
Goodwill	278	64	248	43
Commodity and other derivative contractual assets	23	—	18	—
Other noncurrent assets	13	—	17	(3)
Total assets acquired	593	2	609	(23)
Identifiable intangible liabilities	—	—	3	(33)
Long-term debt, including amounts due currently	—	—	140	—
Commodity and other derivative contractual liabilities	28	—	40	—
Accumulated deferred income taxes	—	—	10	10
Other noncurrent liabilities and deferred credits	10	2	16	—
Total liabilities assumed	38	2	209	(23)
Identifiable net assets acquired	$555	$—	$400	$—

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

3. DEVELOPMENT OF GENERATION FACILITIES

Battery Energy Storage Projects

Oakland — In June 2019, East Bay Community Energy (EBCE) signed a ten-year contract to receive resource adequacy capacity from the planned development of a 20 MW battery ESS at our Oakland Power Plant site in California. In April 2020, the project received necessary approvals from EBCE and from Pacific Gas and Electric Company (PG&E), and the contract was amended to increase the capacity of the planned development to a 36.25 MW battery ESS. In April 2020, the concurrent local area reliability service agreement to ensure grid reliability as part of the Oakland Clean Energy Initiative was signed and sent to the California Public Utilities Commission (CPUC) for approval. The battery ESS project is expected to enter commercial operations by January 2022.

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with PG&E to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California. PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. At March 31, 2020, we had accumulated approximately $165 million in construction work-in-process for this ESS. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. We anticipate the Moss Landing battery ESS will commence commercial operations in the fourth quarter of 2020. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In October 2019, PG&E filed a motion in its bankruptcy proceeding requesting approval of the assumption of the resource adequacy contract. In November 2019, the bankruptcy court approved the assumption motion subject to the CPUC approving the terms of the amendment, and the CPUC approved the terms of the amendment in January 2020. The resource adequacy contract as amended is now assumed and fully enforceable against PG&E.

4. RETIREMENT OF GENERATION FACILITIES

MISO — In September 2019, we announced the settlement of a lawsuit alleging violations of opacity and particulate matter limits at our Edwards facility in Bartonville, Illinois. As part of the settlement, which was approved by the U.S. District Court for the Central District of Illinois in November 2019, we will retire the Edwards facility by the end of 2022 (see Note 12). In August 2019, we announced the planned retirement of four power plants in Illinois with a total installed nameplate generation capacity of 2,068 MW. We retired these units due to changes in the Illinois multi-pollutant standard rule (MPS rule) that require us to retire approximately 2,000 MW of generation capacity (see Note 12). In light of the provisions of the Federal Power Act and the FERC regulations thereunder, the affected subsidiaries of Vistra Energy identified the retired units by analyzing the economics of each of our Illinois plants and designating the least economic units for retirement. Expected plant retirement expenses of $47 million, driven by severance costs, were accrued in the three months ended September 30, 2019 and were included primarily in operating costs of our Asset Closure segment. In August 2019, we remeasured our pension and OPEB plans resulting in an increase to the benefit obligation liability of $21 million, pretax other comprehensive loss of $18 million and curtailment expense of $3 million recognized as other deductions in our condensed consolidated statements of operations. The following table details the units in Illinois totaling 2,653 MW, that have been or will be retired. Operational results for retired plants are included in the Asset Closure segment, which is engaged in the decommissioning and reclamation of retired plants and mines.

Name	Location	Fuel Type	Net Generation Capacity (MW)	Number of Units	Dates Units to Be Taken Offline
Coffeen	Coffeen, IL	Coal	915	2	November 1, 2019
Duck Creek	Canton, IL	Coal	425	1	December 15, 2019
Havana	Havana, IL	Coal	434	1	November 1, 2019
Hennepin	Hennepin, IL	Coal	294	2	November 1, 2019
Edwards	Bartonville, IL	Coal	585	2	By the end of 2022
Total			2,653	8

5. REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended March 31, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,253	$—	$—	$—	$—	$—	$—	$1,253
Retail energy charge in Northeast/Midwest	640	—	—	—	—	—	—	640
Wholesale generation revenue from ISO/RTO	—	98	76	41	13	—	33	261
Capacity revenue from ISO/RTO	—	—	14	26	5	—	—	45
Revenue from other wholesale contracts	—	50	152	12	49	—	4	267
Total revenue from contracts with customers	1,893	148	242	79	67	—	37	2,466
Other revenues:
Intangible amortization	(4)	—	—	—	(4)	—	—	(8)
Hedging and other revenues (a)	19	251	39	39	8	—	44	400
Affiliate sales	—	467	367	167	71	—	(1,072)	—
Total other revenues	15	718	406	206	75	—	(1,028)	392
Total revenues	$1,908	$866	$648	$285	$142	$—	$(991)	$2,858
____________
(a)Includes $201 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

	Three Months Ended March 31, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,025	$—	$—	$—	$—	$—	$—	$1,025
Retail energy charge in Northeast/Midwest	348	—	—	—	—	—	—	348
Wholesale generation revenue from ISO/RTO	—	247	221	195	72	67	73	875
Capacity revenue from ISO/RTO	—	—	67	80	10	3	—	160
Revenue from other wholesale contracts	—	44	72	7	15	1	3	142
Total revenue from contracts with customers	1,373	291	360	282	97	71	76	2,550
Other revenues:
Intangible amortization	(9)	—	—	(2)	(5)	—	1	(15)
Hedging and other revenues (a)	22	158	91	49	13	14	41	388
Affiliate sales	—	505	254	15	64	—	(838)	—
Total other revenues	13	663	345	62	72	14	(796)	373
Total revenues	$1,386	$954	$705	$344	$169	$85	$(720)	$2,923
____________
(a)Includes $158 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

Performance Obligations

As of March 31, 2020, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO or RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO or RTO capacity auction or the contract execution date. The transaction price is also set by the results of the capacity auction. These obligations total $576 million, $822 million, $473 million, $123 million and $38 million that will be recognized, in the balance of the year ended December 31, 2020 and the years ending December 31, 2021, 2022, 2023 and 2024, respectively, and $19 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs or RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	March 31, 2020	December 31, 2019
Trade accounts receivable from contracts with customers — net	$1,017	$1,246
Other trade accounts receivable — net	80	119
Total trade accounts receivable — net	$1,097	$1,365

6. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table provides information regarding our goodwill balance. There have been no impairments of goodwill.

Balance at December 31, 2019	$2,553
Measurement period adjustments recorded in connection with the Ambit Transaction	64
Measurement period adjustments recorded in connection with the Crius Transaction	(9)
Balance at March 31, 2020	$2,608

At March 31, 2020, the goodwill balance of $2.608 billion consisted of the following:

•$1.907 billion arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to our ERCOT Retail reporting unit. Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.
•$175 million arose in connection with the Merger, of which $122 million is recorded in our ERCOT Generation reporting unit and $53 million is recorded in our ERCOT Retail reporting unit. None of the goodwill related to the Merger is deductible for tax purposes.
•$278 million and $248 million of preliminary goodwill arose in connection with the Ambit and Crius Transactions, respectively, and is unassigned to a reporting unit pending completion of the purchase price allocations. The goodwill related to the Ambit Transaction of $278 million is deductible for tax purposes over 15 years on a straight-line basis. None of the goodwill related to the Crius Transaction is deductible for tax purposes.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2020			December 31, 2019
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,047	$1,225	$822	$2,078	$1,151	$927
Software and other technology-related assets	354	140	214	341	125	216
Retail and wholesale contracts	272	181	91	315	182	133
Contractual service agreements (a)	59	5	54	59	5	54
Other identifiable intangible assets (b)	42	16	26	40	15	25
Total identifiable intangible assets subject to amortization	$2,774	$1,567	1,207	$2,833	$1,478	1,355
Retail trade names (not subject to amortization)			1,369			1,391
Mineral interests (not currently subject to amortization)			2			2
Total identifiable intangible assets			$2,578			$2,748
____________
(a)At March 31, 2020, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2020	December 31, 2019
Contractual service agreements	$111	$110
Purchase and sale of power and capacity	96	100
Fuel and transportation purchase contracts	72	76
Total identifiable intangible liabilities	$279	$286

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2020	2019
Retail customer relationship	Depreciation and amortization	$74	$55
Software and other technology-related assets	Depreciation and amortization	17	13
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	2	12
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	52	27
Total intangible asset expense (a)		$145	$107
____________
(a)Amounts recorded in depreciation and amortization totaled $91 million and $69 million for the three months ended March 31, 2020 and 2019, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy credit obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of March 31, 2020, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2020	$355
2021	$248
2022	$155
2023	$113
2024	$76

7. INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2020	2019
Income before income taxes	$62	$301
Income tax expense	$(17)	$(77)
Effective tax rate	27.4%	25.6%

For the three months ended March 31, 2020, the effective tax rate of 27.4% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

For the three months ended March 31, 2019, the effective tax rate of 25.6% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In response to the global pandemic related to COVID-19, the President signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under Internal Revenue Code Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable AMT credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. While Vistra Energy is still evaluating the impact of certain tax-related benefits available under the CARES Act, we anticipate the acceleration of alternative minimum tax (AMT) refunds and the expansion of the Section 163(j) limitation from 30% to 50% of adjusted taxable income to have material impacts to Vistra Energy. Specifically, we expect to receive approximately $64 million in 2020 relating to the acceleration of AMT refunds and an approximate $500 million increase in interest expense deduction over the 2019 and 2020 tax years under Section 163(j). We do not anticipate a material impact to the effective tax rate from these impacts. Vistra Energy will continue to monitor legislative developments related to COVID-19.

Liability for Uncertain Tax Positions

Vistra Energy and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra Energy is not currently under audit by the IRS for any period, although review of Dynegy's final pre-acquisition tax year 2018 continues to progress through the IRS's Compliance Assurance Process audit program. Crius is currently under audit by the IRS for the tax years 2015, 2016 and 2017. Uncertain tax positions totaled $125 million and $126 million at March 31, 2020 and December 31, 2019, respectively.

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

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first-lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 16).

During the three months ended March 31, 2020, we recorded a decrease to the carrying value of the TRA obligation totaling $9 million as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act changes to Section 163(j) percentage limitation amount. During the three months ended March 31, 2019, we recorded a decrease to the carrying value of the TRA obligation totaling $19 million as a result of adjustments to forecasted taxable income and higher net operating losses acquired in the Merger.

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
TRA obligation at the beginning of the period	$455	$420
Accretion expense	17	16
Changes in tax assumptions impacting timing of payments	(9)	(19)
Impacts of Tax Receivable Agreement	8	(3)
TRA obligation at the end of the period	$463	$417

As of March 31, 2020, the estimated carrying value of the TRA obligation totaled $463 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra Energy now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of March 31, 2020, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stock — basic	$56	$225
Weighted average shares of common stock outstanding — basic (a)	487,944,564	502,367,299
Net income per weighted average share of common stock outstanding — basic	$0.11	$0.45
Dilutive securities: Stock-based incentive compensation plan	2,694,062	6,772,689
Weighted average shares of common stock outstanding — diluted	490,638,626	509,139,988
Net income per weighted average share of common stock outstanding — diluted	$0.11	$0.44
____________
(a)For the three months ended March 31, 2019, the minimum settlement amount of tangible equity units, or 15,128,940 shares, are considered to be outstanding and are included in the computation of basic net income per share.

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 10,872,836 and 6,243,220 shares for the three months ended March 31, 2020 and 2019, respectively.

10. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra Energy, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2019, extending its scheduled termination from August 2019 to July 2020, with the ability to borrow up to $600 million up to the settlement date in November 2019, after which the amount available for RecCo was set to revert to $450 million. The agreement was subsequently amended to allow for a one-time, $560 million borrowing in November 2019 to take advantage of a seasonally-high receivable balance. The borrowing limit returned to $450 million thereafter.

Under the Receivables Facility, TXU Energy and Dynegy Energy Services are obligated to sell or contribute, on an ongoing basis and without recourse, their accounts receivable to TXU Energy's special purpose subsidiary, RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may, from time to time, sell an undivided interest in all the receivables acquired from TXU Energy and Dynegy Energy Services to the Purchasers, and its assets and credit are not available to satisfy the debts and obligations of any person, including affiliates of RecCo. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings on the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra Energy's balance sheet and Vistra Energy reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the trade receivables on behalf of RecCo and the Purchasers, as applicable.

As of March 31, 2020, outstanding borrowings under the receivables facility totaled $450 million and were supported by $555 million of RecCo gross receivables. As of December 31, 2019, outstanding borrowings under the receivables facility totaled $450 million and were supported by $629 million of RecCo gross receivables.

11. LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	March 31, 2020	December 31, 2019
Vistra Operations Credit Facilities	$2,593	$2,700
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
Total Vistra Operations Senior Unsecured Notes	3,600	3,600
Vistra Energy Senior Unsecured Notes:
5.875% Senior Unsecured Notes, due June 1, 2023	500	500
8.000% Senior Unsecured Notes, due January 15, 2025	—	81
8.125% Senior Unsecured Notes, due January 30, 2026	166	166
Total Vistra Energy Senior Unsecured Notes	666	747
Other:
Forward Capacity Agreements	130	161
Equipment Financing Agreements	91	99
8.82% Building Financing due semiannually through February 11, 2022 (a)	13	15
Other	4	12
Total other long-term debt	238	287
Unamortized debt premiums, discounts and issuance costs (b)	(59)	(55)
Total long-term debt including amounts due currently	10,138	10,379
Less amounts due currently	(169)	(277)
Total long-term debt less amounts due currently	$9,969	$10,102
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.
(b)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At March 31, 2020, the Vistra Operations Credit Facilities consisted of up to $5.318 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.593 billion (Term Loan B-3 Facility).

In March 2020, Vistra Operations repurchased $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875 and cancelled them. We recorded an extinguishment gain of $6 million on the transaction in the three months ended March 31, 2020.

In February 2020, we repaid $75 million under the Revolving Credit Facility. In March 2020, we borrowed $425 million under the Revolving Credit Facility with proceeds used for general corporate purposes. In April 2020, we repaid $550 million under the Revolving Credit Facility.

In March 2019 and May 2019 the Vistra Operations Credit Facilities were amended whereby we obtained $225 million of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $50 million. Fees and expenses related to the amendments to the Vistra Operations Credit Facilities totaled $1 million in the three months ended March 31, 2019, which were capitalized as a noncurrent asset.

The Vistra Operations Credit Facilities and related available capacity at March 31, 2020 are presented below.

		March 31, 2020
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$700	$1,117
Term Loan B-3 Facility	December 31, 2025	2,593	2,593	—
Total Vistra Operations Credit Facilities		$5,318	$3,293	$1,117
___________
(a)Facility to be used for general corporate purposes. Facility includes a $2.35 billion letter of credit sub-facility, of which $908 million of letters of credit were outstanding at March 31, 2020 and which reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

At March 31, 2020, cash borrowings under the Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were $700 million outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At March 31, 2020, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 2.68% including both the Revolving Credit Facility and the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first-lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. As of March 31, 2020, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra Energy employs interest rate swaps to hedge our exposure to variable rate debt. As of March 31, 2020, Vistra Energy has entered into the following series of interest rate swap transactions.

	Notional Amount	Expiration Date	Rate Range
Swapped to fixed	$3,000	July 2023	3.67%	-	3.91%
Swapped to variable	$700	July 2023	3.20%	-	3.23%
Swapped to fixed	$720	February 2024	3.71%	-	3.72%
Swapped to variable	$720	February 2024	3.20%	-	3.20%
Swapped to fixed (a)	$3,000	July 2026	4.72%	-	4.79%
Swapped to variable (a)	$700	July 2026	3.28%	-	3.33%
____________
(a)Effective from July 2023 through July 2026.

During 2019, Vistra Energy entered into $2.120 billion of new interest rate swaps, pursuant to which Vistra Energy will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. The remaining existing swaps continue to hedge our exposure on $2.3 billion of debt through July 2026.

Alternate Letter of Credit Facilities

Two alternate letter of credit facilities (each, an Alternative LOC Facility, and collectively, the Alternate LOC Facilities) with an aggregate facility limit of $500 million became effective in the year ended December 31, 2019. At March 31, 2020, $500 million of letters of credit were outstanding under the Alternate LOC Facilities. Of the total facility limit, $250 million matures in December 2020 and $250 million matures in December 2021.

Vistra Operations Senior Secured Notes

The Vistra Operations senior secured notes (Senior Secured Notes) are and will be fully and unconditionally guaranteed by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade.

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

The indentures governing the 5.000% senior unsecured notes due 2027, the 5.625% senior notes and the 5.500% senior unsecured notes due 2026 (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of the Issuer and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In November 2018, our board of directors (the Board) authorized a bond repurchase program under which up to $200 million principal amount of outstanding Vistra Energy Senior Unsecured Notes could be repurchased. In July 2019, the Board authorized up to $1.0 billion to repay or repurchase any outstanding debt of the Company (or its subsidiaries), with that authority superseding the remaining availability under the $200 million bond repurchase program. Through March 31, 2020, $684 million principal amount of debt had been repurchased under the $1.0 billion authorization, including the repurchase of $100 million principal amount of Term Loan B-3 Facility borrowings discussed above and the redemption of $81 million aggregate principal amount outstanding of 8.000% senior unsecured notes due 2025 (8.000% senior notes) discussed below. In April 2020, the Board authorized up to $1.0 billion to repay or repurchase additional outstanding debt, with this new authority superseding and replacing the $316 million of availability under the previously authorized $1.0 billion debt repurchase program.

Vistra Energy Senior Unsecured Notes

Redemption of 5.875% Senior Notes Due 2023 — In May 2020, we issued a notice of redemption to holders of the outstanding $500 million aggregate principal amount of 5.875% senior unsecured notes due 2023 (5.875% senior notes). Pursuant to the notice of redemption, the 5.875% senior notes will be redeemed on June 1, 2020 (Redemption Date) at a redemption price equal to 100.979% of the principal amount of the 5.875% senior notes plus accrued and unpaid interest up to, but not including, the Redemption Date.

January 2020 Redemption — In January 2020, Vistra Energy redeemed the entire $81 million aggregate principal amount outstanding of 8.000% senior notes at a redemption price equal to 104.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded an extinguishment gain of $2 million on the transactions in the three months ended March 31, 2020.

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

In connection with the February 2019 Tender Offer, Vistra Energy also commenced a solicitation of consents from holders of the 7.375% senior notes. Vistra Energy received the requisite consents from the holders of the 7.375% senior notes and amended the indenture governing these senior notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default.

The senior notes that remain outstanding after the closing of the Tender Offers are unsecured and unsubordinated obligations of Vistra Energy and are guaranteed by substantially all of its current and future wholly owned domestic subsidiaries that from time to time are a borrower or guarantor under the agreement governing the Vistra Operations Credit Facilities (Credit Facilities Agreement). Except with respect to the Consent Senior Notes, the respective indentures of the senior notes of Vistra Energy (collectively, as each may be amended or supplemented from time to time, the Vistra Energy Senior Unsecured Indentures) limit, among other things, the ability of the Company or any of the guarantors to create liens upon any principal property to secure debt for borrowed money in excess of, among other limitations, 30% of total assets. The Vistra Energy Senior Unsecured Indentures also contain customary events of default which would permit the holders of the applicable series of senior notes to declare such notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely principal or interest payments on such notes or (except with respect to the Consent Senior Notes) other indebtedness aggregating $100 million or more, and, except with respect to the Consent Senior Notes, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

Other Long-Term Debt

Forward Capacity Agreements — On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2019-2020 and 2020-2021 in the amounts of $20 million and $110 million, respectively. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as long-term debt of $130 million with an implied interest rate of 2.73%.

Equipment Financing Agreements — On the Merger Date, the Company assumed Dynegy's Equipment Financing Agreements. Under certain of our contractual service agreements in which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency and availability of our generation units. We have financed these parts and equipment under agreements with maturities ranging from 2020 to 2026. The portion of future payments attributable to principal will be classified as cash outflows from financing activities, and the portion of future payments attributable to interest will be classified as cash outflows from operating activities in our condensed consolidated statements of cash flows.

Letter of Credit Obligations Assumed in Ambit Transaction — At March 31, 2020, approximately $6 million of letters of credit were outstanding under legacy Ambit agreements, all of which are collateralized with cash and recorded as restricted cash in the condensed consolidated balance sheets.

Maturities

Long-term debt maturities at March 31, 2020 are as follows:

March 31, 2020
Remainder of 2020	$133
2021	96
2022	44
2023	540
2024	1,540
Thereafter	7,844
Unamortized premiums, discounts and debt issuance costs	(59)
Total long-term debt, including amounts due currently	$10,138

12. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of March 31, 2020, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees in the near term.

Letters of Credit

At March 31, 2020, we had outstanding letters of credit totaling $1.415 billion as follows:

•$1.058 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs or RTOs;
•$170 million to support battery and solar development projects;
•$45 million to support executory contracts and insurance agreements;
•$81 million to support our REP financial requirements with the PUCT, and
•$61 million for other credit support requirements.

Surety Bonds

At March 31, 2020, we had outstanding surety bonds totaling $64 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other energy companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We remain as defendants in two consolidated putative class actions (Wisconsin) and one individual action (Kansas) both pending in federal court in those states.

Wood River Rail Dispute — In November 2017, Dynegy Midwest Generation, LLC (DMG) received notification that BNSF Railway Company and Norfolk Southern Railway Company were initiating dispute resolution related to DMG's suspension of its Wood River Rail Transportation Agreement with the railroads. Settlement discussions required under the dispute resolution process have been unsuccessful. In March 2018, BNSF Railway Company (BNSF) and Norfolk Southern Railway Company (NS) filed a demand for arbitration and an arbitration hearing is currently scheduled for November 2020.

Coffeen and Duck Creek Rail Disputes — In April 2020, IPH, LLC (IPH) received notification that BNSF and NS were initiating dispute resolution related to IPH's suspension of its Coffeen Rail Transportation Agreement with the railroads, and Illinois Power Resources Generating, LLC (IPRG), received notification that BNSF was initiating dispute resolution related to IPRG's suspension of its Duck Creek Rail Transportation Agreement with BNSF. In November 2019, IPH and IPRG sent suspension notices to the railroads asserting that the MPS rule requirement to retire at least 2,000 megawatts of generation (see discussion below) was a change-in-law under the agreement that rendered continued operation of the plants no longer economically feasible. In addition, IPH and IPRG asserted that the MPS rule's retirement requirement also qualified as a force majeure event under the agreements excusing performance.

ME2C Patent Dispute — In July 2019, Midwest Energy Emissions Corporation and MES Inc. (collectively, the plaintiffs) filed a patent infringement complaint in federal court in Delaware against numerous parties, including Vistra Energy and some of its subsidiaries (collectively, the Vistra defendants). The complaint alleges that the Vistra defendants infringed two patents owned by the plaintiffs by using specific processes for mercury control at certain coal-fueled plants. The complaint seeks injunctive relief and unspecified damages. In September 2019, the Vistra defendants filed a motion to dismiss that lawsuit and that remains pending. In addition, in April 2020, the Vistra defendants along with certain other defendants began implementing its defense strategy by filing an inter partes review before the U.S. Patent and Trademark Office challenging the validity of one of the patents at issue.

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

In March 2016, various parties (including Luminant and the State of Texas) filed petitions for review in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the FIP's Texas requirements. In July 2016, the Fifth Circuit Court granted motions to stay the rule pending final review of the petitions for review. In March 2017, the Fifth Circuit Court granted a motion by the EPA to remand the rule back to the EPA for reconsideration. The stay of the rule (and the emission control requirements) remains in effect. The retirements of our Monticello, Big Brown and Sandow 4 plants should have a favorable impact on this rulemaking and litigation since these plants constitute a large portion of the plants that the rule seeks to regulate. Further, we believe that these retirements and the BART rule (see discussion below) obviate~~s~~ the need for any additional limits on our remaining Texas plants to address the requirements in the regional haze rule.

In September 2017, the EPA signed a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the Fifth Circuit Court as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In August 2018, the EPA issued a proposal to affirm the prior BART final rule and sought comments on that proposal, which were due in October 2018. We submitted comments supporting the EPA's proposal to affirm the BART final rule. In November 2019, the EPA proposed additional revisions to the BART final rule, and we submitted comments on that proposal in January 2020. If the EPA adopts the rule as proposed in August 2018 or adopts the rule with the revisions proposed in November 2019, we expect that we would be able to comply with the BART rule.

Affirmative Defenses During Malfunctions

In May 2015, the EPA finalized a rule requiring 36 states, including Texas, Illinois and Ohio, to remove or replace either EPA-approved exemptions or affirmative defense provisions for excess emissions during upset events and unplanned maintenance and startup and shutdown events, referred to as the SIP Call. Various parties (including Luminant, the State of Texas and the State of Ohio) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. In April 2017, the D.C. Circuit Court ordered the case to be held in abeyance. In April 2019, the EPA Region 6 proposed a rule to withdraw the SIP Call with respect to the Texas affirmative defense provisions. We submitted comments on that proposed rulemaking in June 2019. In February 2020, the EPA issued the final rule withdrawing the Texas SIP Call. In April 2020, a group of environmental petitioners, including the Sierra Club, filed a petition in the D.C. Circuit Court challenging the EPA's action.

Illinois Multi-Pollutant Standards (MPS)

In August 2019, changes proposed by the Illinois Pollution Control Board to the MPS rule, which places NOx, SO2 and mercury emissions limits on our coal plants located in MISO went into effect. Under the revised MPS rule, our allowable SO2 and NOX emissions from the MISO fleet are 48% and 42% lower, respectively, than prior to the rule changes. The revised MPS rule requires the continuous operation of existing selective catalytic reduction (SCR) control systems during the ozone season, requires SCR-controlled units to meet an ozone season NOX emission rate limit, and set an additional, site-specific annual SO2 limit for our Joppa Power Station. Additionally, in 2019, the Company retired its Havana, Hennepin, Coffeen and Duck Creek plants in order to comply with the MPS rule's requirement to retire at least 2,000 MW of our generation in MISO. See Note 4 for information regarding the retirement of these four plants.

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

CAA Matters

Zimmer NOVs — In December 2014, the EPA issued a notice of violation (NOV) alleging violation of opacity standards at the Zimmer facility. The EPA previously had issued NOVs to Zimmer in 2008 and 2010 alleging violations of the CAA, the Ohio State Implementation Plan and the station's air permits including standards applicable to opacity, sulfur dioxide, sulfuric acid mist and heat input. In January 2020, the U.S. Department of Justice filed a complaint and proposed consent decree agreed to by Dynegy Zimmer, LLC in the U.S. District Court for the Southern District of Ohio that would resolve claims alleged in the 2008, 2010 and 2014 NOVs. We expect the consent decree will be effective in the second quarter of 2020. We believe the consent decree will not have a material impact on our results of operations, liquidity or financial condition.

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

At our retired Vermilion facility, which was not subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. Plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit. That appeal is now stayed. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. This matter is in the very early stages.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, IEPA issued its proposed rule and we expect the rulemaking process should be completed by early 2021. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. Until the revisions to the EPA's CCR rule and the Illinois coal ash rulemaking are finalized and we undertake further site specific evaluations required by each program we will not know the full range of costs of groundwater remediation, if any, that ultimately may be required under those rules. However, the currently anticipated CCR surface impoundment and landfill closure costs, as contained in our AROs, reflect the costs of closure methods that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020 and remains subject to appeal.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

13. EQUITY

Share Repurchase Program

In November 2018, we announced that the Board had authorized an incremental share repurchase program (Program) under which up to $1.250 billion of our outstanding stock may be purchased. No repurchases were made in the three months ended March 31, 2020. In the three months ended March 31, 2019, 9,541,617 shares of our common stock were repurchased for approximately $236 million (including related fees and expenses) at an average price of $24.78 per share of common stock. On a cumulative basis, 38,395,257 shares of our common stock have been repurchased under the Program for approximately $918 million (including related fees and expenses) at an average price of $23.92 per share of common stock. At March 31, 2020, approximately $332 million was available for additional repurchases under the Program.

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

In February 2020, the Board declared a quarterly dividend of $0.135 per share that was paid in March 2020. In April 2020, the Board declared a quarterly dividend of $0.135 per share that will be paid in June 2020.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2020, Vistra Operations can distribute approximately $6.0 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $110 million during the three months ended March 31, 2020 and approximately $3.9 billion, $4.7 billion and $1.1 billion during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2020, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to Parent totaled approximately $2.1 billion.

In addition to the restrictions under the Credit Facilities Agreement, under applicable Delaware law, we are only permitted to make distributions either out of "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock), or out of net profits for the fiscal year in which the distribution is declared or the prior fiscal year.

Warrants

At the Merger Date, the Company entered into an agreement whereby holders of each outstanding warrant previously issued by Dynegy will be entitled to receive, upon exercise, the equity securities to which the holder would have been entitled to receive of Dynegy common stock converted into shares of Vistra Energy common stock at the Exchange Ratio. As of March 31, 2020, nine million warrants expiring in 2024 with an exercise price of $35.00 (subject to adjustment from time to time) were outstanding, each of which can be redeemed for 0.652 share of Vistra Energy common stock. The warrants are recorded as equity in our condensed consolidated balance sheets.

Equity

The following table presents the changes to equity for the three months ended March 31, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	14	—	—	14	—	14
Net income (loss)	—	—	—	56	—	56	(11)	45
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(23)	(23)	—	(23)
Other	—	—	2	(2)	—	—	—	—
Balance at March 31, 2020	$5	$(973)	$9,737	$(780)	$(53)	$7,936	$(10)	$7,926
________________
(a)Authorized shares totaled 1,800,000,000 at March 31, 2020. Outstanding common shares totaled 488,448,029 and 487,698,111 at March 31, 2020 and December 31, 2019, respectively. Treasury shares totaled 41,043,224 at both March 31, 2020 and December 31, 2019.

The following table presents the changes to equity for the three months ended March 31, 2019:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$5	$(778)	$10,107	$(1,449)	$(22)	$7,863	$4	$7,867
Stock repurchase	—	(236)	—	—	—	(236)	—	(236)
Dividends declared on common stock	—	—	—	(61)	—	(61)	—	(61)
Effects of stock-based incentive compensation plans	—	—	12	—	—	12	—	12
Net income	—	—	—	225	—	225	(1)	224
Adoption of accounting standard	—	—	—	(2)	—	(2)	—	(2)
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	—	2	—	2	(1)	1
Balance at March 31, 2019	$5	$(1,014)	$10,119	$(1,285)	$(21)	$7,804	$2	$7,806
________________
(a)Authorized shares totaled 1,800,000,000 at March 31, 2019. Outstanding common shares totaled 484,235,663 and 493,215,309 at March 31, 2019 and December 31, 2018, respectively. Treasury shares totaled 42,879,724 and 32,815,783 at March 31, 2019 and December 31, 2018, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$1,379	$164	$311	$24	$1,878	$1,047	$172	$239	$11	$1,469
Interest rate swaps	—	76	—	—	76	—	—	—	—	—
Nuclear decommissioning trust – equity securities (c)	452	—	—		452	564	—	—		564
Nuclear decommissioning trust – debt securities (c)	—	543	—		543	—	521	—		521
Sub-total	$1,831	$783	$311	$24	2,949	$1,611	$693	$239	$11	2,554
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					294					366
Total assets					$3,243					$2,920
Liabilities:
Commodity contracts	$1,238	$467	$283	$24	$2,012	$985	$439	$313	$11	$1,748
Interest rate swaps	—	427	—	—	427	—	177	—	—	177
Total liabilities	$1,238	$894	$283	$24	$2,439	$985	$616	$313	$11	$1,925
___________
(a)See table below for description of Level 3 assets and liabilities.
(b)Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our condensed consolidated balance sheets.
(c)The nuclear decommissioning trust investment is included in the investments line in our condensed consolidated balance sheets. See Note 18.
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2020 and December 31, 2019:

March 31, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$127	$(36)	$91	Valuation Model	Hourly price curve shape (c)	$—	to	$110	$56
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120	$70
						MWh
Options	55	(203)	(148)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	440%	221%
Financial transmission rights	118	(16)	102	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10)	to	$45	$19
						MWh
Other (h)	11	(28)	(17)
Total	$311	$(283)	$28

December 31, 2019
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$64	$(53)	$11	Valuation Model	Hourly price curve shape (c)	$—	to	$115	$58
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120	$70
						MWh
Options	38	(188)	(150)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	440%	223%
Financial transmission rights	120	(26)	94	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10)	to	$40	$15
						MWh
Other (h)	17	(46)	(29)
Total	$239	$(313)	$(74)
____________
(a)Electricity purchase and sales contracts include power and heat rate positions in ERCOT, PJM, NYISO, ISO-NE and MISO regions. The forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights in ERCOT and financial transmission rights in PJM, NYISO, ISO-NE and MISO regions. Options consist of physical electricity options, spread options, swaptions and natural gas options.
(b)The range of the inputs may be influenced by factors such as time of day, delivery period, season and location. The average represents the arithmetic average of the inputs and is not weighted by the related fair value or notional amount.
(c)Primarily based on the historical range of forward average hourly ERCOT North Hub prices.
(d)Primarily based on historical forward ERCOT and PJM power prices and ERCOT heat rate variability.
(e)Primarily based on the historical forward correlation and volatility within ERCOT.
(f)While we use the market approach, there is insufficient market data to consider the valuation liquid.
(g)Primarily based on the historical price differences between settlement points within ERCOT hubs and load zones.
(h)Other includes contracts for natural gas, coal and emissions.

See the table below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2020 and 2019.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net liability balance at beginning of period	$(74)	$(135)
Total unrealized valuation gains (losses)	(6)	37
Purchases, issuances and settlements (a):
Purchases	55	19
Issuances	(3)	(7)
Settlements	(13)	(22)
Transfers into Level 3 (b)	1	3
Transfers out of Level 3 (b)	68	(8)
Net change (c)	102	22
Net asset (liability) balance at end of period	$28	$(113)
Unrealized valuation gains relating to instruments held at end of period	$23	$25
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received and purchases of Financial Transmission Rights.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended March 31, 2020, transfers out of Level 3 primarily consist of gas and coal derivatives where forward pricing inputs have become observable.
(c)Activity excludes change in fair value in the month positions settle. Substantially all changes in values of commodity contracts (excluding the net liabilities assumed in connection with the Merger) are reported as operating revenues in our condensed consolidated statements of operations.

15.COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price and interest rate risk. See Note 14 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — We utilize natural gas and electricity derivatives to reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets and to hedge future purchased power costs for our retail operations. We also utilize short-term electricity, natural gas, coal, and emissions derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in our condensed consolidated statements of operations in operating revenues and fuel, purchased power costs and delivery fees.

Interest Rate Swaps — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in our condensed consolidated statements of operations in interest expense and related charges.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,655	$16	$14	$—	$1,685
Noncurrent assets	209	60	—	—	269
Current liabilities	(5)	—	(1,685)	(63)	(1,753)
Noncurrent liabilities	(5)	—	(317)	(364)	(686)
Net assets (liabilities)	$1,854	$76	$(1,988)	$(427)	$(485)

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,323	$—	$10	$—	$1,333
Noncurrent assets	136	—	—	—	136
Current liabilities	(1)	—	(1,510)	(18)	(1,529)
Noncurrent liabilities	—	—	(237)	(159)	(396)
Net assets (liabilities)	$1,458	$—	$(1,737)	$(177)	$(456)

At March 31, 2020 and December 31, 2019, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2020	2019
Commodity contracts (Operating revenues)	$257	$227
Commodity contracts (Fuel, purchased power costs and delivery fees)	(106)	27
Interest rate swaps (Interest expense and related charges)	(178)	(76)
Net gain (loss)	$(27)	$178

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2020				December 31, 2019
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$1,854	$(1,410)	$(23)	$421	$1,458	$(1,113)	$—	$345
Interest rate swaps	76	(76)	—	—	—	—	—	—
Total derivative assets	1,930	(1,486)	(23)	421	1,458	(1,113)	—	345
Derivative liabilities:
Commodity contracts	(1,988)	1,410	24	(554)	(1,737)	1,113	40	(584)
Interest rate swaps	(427)	76	—	(351)	(177)	—	—	(177)
Total derivative liabilities	(2,415)	1,486	24	(905)	(1,914)	1,113	40	(761)
Net amounts	$(485)	$—	$1	$(484)	$(456)	$—	$40	$(416)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,828	6,160	Million MMBtu
Electricity	423,535	428,367	GWh
Financial transmission rights (b)	173,577	199,648	GWh
Coal	18	22	Million U.S. tons
Fuel oil	181	33	Million gallons
Emissions	34	20	Million tons
Renewable energy certificates	12	11	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
____________
(a)Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.
(b)Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within regions.
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2020	December 31, 2019
Fair value of derivative contract liabilities (a)	$(966)	$(692)
Offsetting fair value under netting arrangements (b)	264	167
Cash collateral and letters of credit	100	67
Liquidity exposure	$(602)	$(458)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2020, total credit risk exposure to all counterparties related to derivative contracts totaled $2.038 billion (including associated accounts receivable). The net exposure to those counterparties totaled $468 million at March 31, 2020, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $131 million. At March 31, 2020, the credit risk exposure to the banking and financial sector represented 83% of the total credit risk exposure and 50% of the net exposure.

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

16.RELATED PARTY TRANSACTIONS

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra Energy on behalf of the selling stockholders totaled less than $1 million during both the three months ended March 31, 2020 and 2019.

Tax Receivable Agreement

On the Effective Date, Vistra Energy entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH. See Note 8 for discussion of the TRA.

17.SEGMENT INFORMATION

The operations of Vistra Energy are aligned into six reportable business segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE, (v) MISO and (vi) Asset Closure. Our chief operating decision maker (CODM) reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. Operational results for four facilities retired in late 2019 were recast from the MISO segment to the Asset Closure segment (see Note 4).

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric across 19 states in the U.S.

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

Three months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
March 31, 2020	$1,908	$866	$648	$285	$142	$—	$82	$(1,073)	$2,858
March 31, 2019	1,386	954	705	344	169	85	118	(838)	2,923
Depreciation and amortization:
March 31, 2020	$(80)	$(122)	$(139)	$(48)	$(11)	$—	$(19)	$—	$(419)
March 31, 2019	(59)	(132)	(130)	(64)	(3)	—	(17)	—	(405)
Operating income (loss):
March 31, 2020	$99	$257	$133	$27	$(81)	$(16)	$(28)	$—	$391
March 31, 2019	18	288	164	16	22	(24)	6	—	490
Net income (loss):
March 31, 2020	$95	$258	$118	$15	$(79)	$(17)	$(345)	$—	$45
March 31, 2019	15	301	162	21	21	(24)	(272)	—	224
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
March 31, 2020	$—	$69	$24	$5	$2	$—	$22	$—	$122
March 31, 2019	—	89	10	1	4	—	12	—	116
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations (1)	Consolidated
March 31, 2020	$1	$203	$80	$30	$(1)	$—	$7	$(119)	$201
March 31, 2019	(1)	237	91	1	(21)	—	16	(165)	$158
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Other includes CAISO operations. Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

18.SUPPLEMENTARY FINANCIAL INFORMATION

Pension and OPEB Plans — Components of Net Benefit Cost

For the three months ended March 31, 2020 and 2019, net periodic benefit costs consisted of the following:

	Pension Benefits		OPEB Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$2	$2	$—	$—
Other costs	1	—	2	2
Net periodic benefit cost	$3	$2	$2	$2

Impairment of Long-Lived Assets

In March 2020, we recognized an impairment loss of $52 million related to our Joppa/EEI coal generation facility in Illinois as a result of a significant decrease in the estimated useful life of the facility, reflecting a decrease in the economic forecast of the facility and changes to the operating assumption based on lower forecasted wholesale electricity prices. We also recorded a $32 million impairment to a capacity contract which was linked in part to the Joppa/EEI facility and therefore determined to have a significant decrease in estimated useful life. The impairments are reported in our MISO segment and include a $45 million write-down of property, plant and equipment, a $32 million write-down of intangible assets and a $7 million write-down of inventory.

Impairments may occur in the future at coal generation facilities if forward wholesale electricity prices continue to decline or if additional environmental regulations increase the cost of producing electricity at our generation facilities.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2020	2019
Interest paid/accrued	$128	$150
Unrealized mark-to-market net losses on interest rate swaps	174	80
Amortization of debt issuance costs, discounts and premiums	4	(2)
Debt extinguishment gain	(8)	(7)
Capitalized interest	(3)	(3)
Other	5	4
Total interest expense and related charges	$300	$222

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 3.67% and 4.23% at March 31, 2020 and 2019.

Other Income and Deductions

	Three Months Ended March 31,
	2020	2019
Other income:
Insurance settlement (a)	$3	$11
Funds released from escrow to settle pre-petition claims of our predecessor	—	9
Interest income	1	4
All other	3	1
Total other income	$7	$25
Other deductions:
Loss on disposal of investment in NELP (b)	$28	$—
All other	3	2
Total other deductions	$31	$2
____________
(a)The amount for the three months ended March 31, 2020 reported in the Corporate and Other non-segment. The amount for the three months ended March 31, 2019 reported in the ERCOT segment.
(b)Loss of $15 million reported in the NY/NE segment and $13 million in the PJM segment.

Restricted Cash

	March 31, 2020		December 31, 2019
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$21	$28	$15	$28
Amounts related to restructuring escrow accounts	4	—	43	—
Amounts related to Ambit customer deposits	19	—	19	—
Amounts related to Ambit commodity trading agreement	—	—	62	—
Amounts related to Ambit letters of credit (Note 11)	6	—	8	—
Total restricted cash	$50	$28	$147	$28

Trade Accounts Receivable

	March 31, 2020	December 31, 2019
Wholesale and retail trade accounts receivable	$1,137	$1,401
Allowance for uncollectible accounts	(40)	(36)
Trade accounts receivable — net	$1,097	$1,365

Gross trade accounts receivable at March 31, 2020 and December 31, 2019 included unbilled retail revenues of $391 million and $494 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2020	2019
Allowance for uncollectible accounts receivable at beginning of period (a)	$42	$19
Increase for bad debt expense	26	15
Decrease for account write-offs	(28)	(15)
Allowance for uncollectible accounts receivable at end of period	$40	$19
____________
(a)Includes a $6 million increase recorded due to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (see Note 1).

Inventories by Major Category

	March 31, 2020	December 31, 2019
Materials and supplies	$276	$278
Fuel stock	221	172
Natural gas in storage	17	19
Total inventories	$514	$469

Investments

	March 31, 2020	December 31, 2019
Nuclear plant decommissioning trust	$1,289	$1,451
Assets related to employee benefit plans	36	37
Land	49	49
Total investments	$1,374	$1,537

Investment in Unconsolidated Subsidiary

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At December 31, 2019, our investment in NELP totaled $123 million.

Equity earnings related to our investment in NELP totaled $3 million and $7 million for the three months ended March 31, 2020 and 2019, respectively, recorded in equity in earnings (loss) of unconsolidated investment in our condensed consolidated statements of operations. We received distributions totaling $3 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.

In December 2019, Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., indirect subsidiaries of Vistra Energy, entered into a transaction agreement with NELP and certain indirect subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP in exchange for 100% ownership interest in North Jersey Energy Associates, the company which owns the Sayreville facility (the NELP Transaction). The agreement was approved by FERC in February 2020, and the transaction closed on March 2, 2020. As a result of the NELP Transaction, Vistra Energy indirectly owns 100% of the Sayreville facility and no longer has any ownership interest in the Bellingham NEA facility. A loss of $28 million was recognized in connection with the NELP Transaction, reflecting the difference between our derecognized investment in NELP and the value of our acquired 100% interest in North Jersey Energy Associates, which was measured in accordance with ASC 805. The loss is reported in our condensed consolidated statements of operations in other deductions.

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor Electric Delivery Company LLC's (Oncor) customers as a delivery fee surcharge over the life of the plant and deposited by Vistra Energy (and prior to the Effective Date, a subsidiary of TCEH) in the trust fund. Income and expense, including gains and losses associated with the trust fund assets and the decommissioning liability are offset by a corresponding change in a regulatory asset/liability (currently a regulatory asset reported in other noncurrent assets) that will ultimately be settled through changes in Oncor's delivery fees rates. If funds recovered from Oncor's customers held in the trust fund are determined to be inadequate to decommission the Comanche Peak nuclear generation plant, Oncor would be required to collect all additional amounts from its customers, with no obligation from Vistra Energy, provided that Vistra Energy complied with PUCT rules and regulations regarding decommissioning trusts. A summary of the fair market value of investments in the fund follows:

	March 31, 2020	December 31, 2019
Debt securities (a)	$543	$521
Equity securities (b)	746	930
Total	$1,289	$1,451
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.36% and 3.42% at March 31, 2020 and December 31, 2019, respectively, and an average maturity of nine years at both March 31, 2020 and December 31, 2019.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at March 31, 2020 mature as follows: $172 million in one to five years, $157 million in five to 10 years and $214 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended March 31,
	2020	2019
Proceeds from sales of securities	$75	$78
Investments in securities	$(80)	$(83)

Property, Plant and Equipment

	March 31, 2020	December 31, 2019
Power generation and structures	$15,285	$15,205
Land	623	622
Office and other equipment	169	164
Total	16,077	15,991
Less accumulated depreciation	(2,862)	(2,553)
Net of accumulated depreciation	13,215	13,438
Finance lease right-of-use assets	58	59
Nuclear fuel (net of accumulated amortization of $236 million and $216 million)	200	197
Construction work in progress	345	220
Property, plant and equipment — net	$13,818	$13,914

Depreciation expenses totaled $328 million and $335 million for three months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.331 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $42 million in other noncurrent assets.

The following tables summarize the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the three months ended March 31, 2020 and 2019.

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2019	$1,320	$410	$508	$2,238
Additions:
Accretion	11	5	7	23
Adjustment for change in estimates	—	(1)	—	(1)
Reductions:
Payments	—	(13)	(7)	(20)
Liability at March 31, 2020	1,331	401	508	2,240
Less amounts due currently	—	(97)	(54)	(151)
Noncurrent liability at March 31, 2020	$1,331	$304	$454	$2,089

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2018	$1,276	$442	$655	$2,373
Additions:
Accretion	11	6	8	25
Adjustment for change in estimates	—	(1)	(2)	(3)
Adjustment for obligations assumed through acquisitions	—	—	(3)	(3)
Reductions:
Payments	—	(14)	(8)	(22)
Liability at March 31, 2019	1,287	433	650	2,370
Less amounts due currently	—	(120)	(74)	(194)
Noncurrent liability at March 31, 2019	$1,287	$313	$576	$2,176

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2020	December 31, 2019
Retirement and other employee benefits (a)	$327	$295
Identifiable intangible liabilities (Note 6)	279	286
Regulatory liability	—	131
Finance lease liabilities	81	78
Uncertain tax positions, including accrued interest	9	10
Liability for third-party remediation	42	41
Environmental allowances	47	52
Other accrued expenses	103	96
Total other noncurrent liabilities and deferred credits	$888	$989
____________
(a)In March 2020, we remeasured our pension plan resulting in an increase in the benefit obligation liability of $32 million, pretax other comprehensive loss of $30 million and settlement expense of $2 million recognized as other deductions in our condensed consolidated statements of operations.

Fair Value of Debt

		March 31, 2020		December 31, 2019
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,601	$2,437	$2,715	$2,717
Vistra Operations Senior Notes	Level 2	6,627	6,500	6,620	6,926
Vistra Energy Senior Notes	Level 2	687	671	774	772
Forward Capacity Agreements	Level 3	127	127	155	155
Equipment Financing Agreements	Level 3	79	79	87	87
Building Financing	Level 2	13	13	16	16
Other debt	Level 3	4	4	12	12

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$717	$300
Restricted cash included in current assets	50	147
Restricted cash included in noncurrent assets	28	28
Total cash, cash equivalents and restricted cash	$795	$475

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash payments related to:
Interest paid	$208	$139
Capitalized interest	(3)	(3)
Interest paid (net of capitalized interest)	$205	$136
Income taxes paid (refunds received) (a)	$(36)	$(17)
Noncash investing and financing activities:
Construction expenditures (b)	$20	$45
Disposition of investment in NELP	$123	$—
Acquisition of investment in North Jersey Energy Associates	$90	$—
____________
(a)For the three months ended March 31, 2020 and 2019, we paid state income taxes of $1 million and $4 million, respectively, and received federal tax refunds of $37 million and $21 million, respectively.
(b)Represents end-of-period accruals for ongoing construction projects.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2019 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra Energy does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q for the quarter ended March 31, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Ambit Transaction and the Crius Transaction (see Note 2 to the Financial Statements). Operational results for four facilities retired in late 2019 were recast from the MISO segment to the Asset Closure segment (see Note 4 to the Financial Statements).

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company's critical accounting policies are disclosed in our 2019 Form 10-K.

Business

Vistra Energy is a holding company operating an integrated power business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Operating Segments

Vistra Energy has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. See Note 17 to the Financial Statements for further information concerning reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

COVID-19 Pandemic

With the global outbreak of the novel coronavirus (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the U.S. government has deemed electricity generation, transmission and distribution as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Vistra Energy has an obligation to provide critically needed power to homes, businesses, hospitals and other customers. Vistra Energy remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic to guide our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We will continue to monitor developments affecting both our workforce and our customers, and we have taken, and will continue to take, health and safety measures that we determine are necessary in order to mitigate the impacts. To date, as a result of these business continuity measures, the Company has not experienced disruptions in our operations.

The fundamentals of the Company remain strong. Vistra Energy believes it has sufficient available liquidity to continue business operations during this volatile period. As described under Liquidity and Capital Resources section, the Company has total available liquidity of $1.834 billion as of March 31, 2020, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues, the Company believes it would have additional alternatives to maintain liquidity, including capital expenditure reductions, reductions to planned voluntary debt repayments and cost reductions. As a result of the Company's ongoing initiatives, the Company believes it is well positioned to be able to respond to changes in customer demand, regulation or other factors impacting the Company's business related to the COVID-19 pandemic.

The COVID-19 pandemic presents potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's first quarter 2020 results of operations. The Company began to see the impacts of COVID-19 on customer demand in March and continues to see reductions in demand in the second quarter of 2020, primarily in the MISO, PJM and Northeast regions, and to a lesser-extent in ERCOT. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part II, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations.

In response to the economic and employment impacts of the COVID-19 outbreak, various states have instituted moratoriums or other conditions on disconnections for retail electricity customers. For example, in March and April 2020, the PUCT issued multiple orders requiring REPs in the ERCOT market to suspend late fees for residential customers through May 15, 2020, and to offer deferred payment plans to customers in danger of disconnection. The PUCT also enacted the COVID-19 Electricity Relief Program whereby REPs must forego disconnecting customers certified as experiencing COVID-19-related hardship, and will be empowered to request reimbursement from the COVID-19 Electricity Relief Program calculated based on an energy charge of $0.04/kWh. Residential customers who cannot pay their electric bill(s) due to unemployment from the effects of the COVID-19 disaster must contact the Low-Income List Administrator (LILA) and provide an attestation of unemployment and other identifying information, followed by documentation of unemployment. The extent and duration of these orders or other regulatory and legislative actions, rules, policies or requirements cannot be estimated at this time.

See Note 7 to the Financial Statements for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

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

Acquisition, Development and Disposition of Generation Facilities

See Note 3 to the Financial Statements for a summary of our solar generation and battery energy storage projects. See Note 4 to the Financial Statements for a summary of our generation plant retirements in 2019.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 14 to the Financial Statements for more information about our dividend program.

Share Repurchase Program

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and in November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program. See Note 13 to the Financial Statements for more information concerning the share repurchase program, including shares repurchased and remaining amounts available under the program.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. In 2019 and 2020, we completed several transactions that we believe, in the aggregate, advanced all of these goals. See Note 11 to the Financial Statements for details of our long-term debt activity and Note 10 to the Financial Statements for details of the accounts receivable securitization program.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in ERCOT, PJM, NYISO, ISO-NE, MISO and CAISO at March 31, 2020 were as follows:

	2020	2021
Coal/Nuclear/Renewable Generation:
ERCOT	100%	73%
PJM	100%	95%
MISO	100%	44%
Gas Generation:
ERCOT	98%	26%
PJM	96%	32%
NYISO/ISO-NE	100%	68%
CAISO	95%	65%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MWh/MMBtu) on realized pretax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of March 31, 2020.

	2020	2021
ERCOT:
Coal/Nuclear/Renewable Generation: $2.50/MWh increase in power price	$1	$33
Coal/Nuclear/Renewable Generation: $2.50/MWh decrease in power price	$—	$(30)
Gas Generation: $1.00/MWh increase in spark spread	$2	$30
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(26)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$2	$(27)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(2)	$14
PJM:
Coal Generation: $2.50/MWh increase in power price	$1	$3
Coal Generation: $2.50/MWh decrease in power price	$—	$(1)
Gas Generation: $1.00/MWh increase in spark spread	$2	$22
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(20)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(2)	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$2	$1
NYISO/ISO-NE:
Gas Generation: $1.00/MWh increase in spark spread	$1	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$—
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$—
MISO/CAISO:
Coal Generation: $2.50/MWh increase in power price	$1	$23
Coal Generation: $2.50/MWh decrease in power price	$—	$(21)
Gas Generation: $1.00/MWh increase in spark spread	$—	$2
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(2)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$—
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$—
___________
(a)Balance of 2020 is from April 1, 2020 through December 31, 2020.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2020	2019
Operating revenues	$2,858	$2,923	$(65)
Fuel, purchased power costs and delivery fees	(1,333)	(1,461)	128
Operating costs	(379)	(385)	6
Depreciation and amortization	(419)	(405)	(14)
Selling, general and administrative expenses	(252)	(182)	(70)
Impairment of long-lived assets	(84)	—	(84)
Operating income	391	490	(99)
Other income	7	25	(18)
Other deductions	(31)	(2)	(29)
Interest expense and related charges	(300)	(222)	(78)
Impacts of Tax Receivable Agreement	(8)	3	(11)
Equity in earnings of unconsolidated investment	3	7	(4)
Income before income taxes	62	301	(239)
Income tax expense	(17)	(77)	60
Net income	$45	$224	$(179)

	Three Months Ended March 31, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,908	$866	$648	$285	$142	$—	$(991)	$2,858
Fuel, purchased power costs and delivery fees	(1,545)	(270)	(277)	(175)	(74)	—	1,008	(1,333)
Operating costs	(30)	(196)	(74)	(22)	(42)	(9)	(6)	(379)
Depreciation and amortization	(80)	(122)	(139)	(48)	(11)	—	(19)	(419)
Selling, general and administrative expenses	(154)	(21)	(25)	(13)	(12)	(7)	(20)	(252)
Impairment of long-lived assets	—	—	—	—	(84)	—	—	(84)
Operating income (loss)	99	257	133	27	(81)	(16)	(28)	391
Other income	—	1	(1)	1	3	—	3	7
Other deductions	—	(2)	(13)	(15)	—	(1)	—	(31)
Interest expense and related charges	(4)	2	(2)	—	(1)	—	(295)	(300)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(8)	(8)
Equity in earnings of unconsolidated investment	—	—	1	2	—	—	—	3
Income (loss) before income taxes	95	258	118	15	(79)	(17)	(328)	62
Income tax expense	—	—	—	—	—	—	(17)	(17)
Net income (loss)	$95	$258	$118	$15	$(79)	$(17)	$(345)	$45

	Three Months Ended March 31, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Operating revenues	$1,386	$954	$705	$344	$169	$85	$(720)	$2,923
Fuel, purchased power costs and delivery fees	(1,197)	(333)	(316)	(229)	(92)	(59)	765	(1,461)
Operating costs	(11)	(185)	(83)	(25)	(34)	(40)	(7)	(385)
Depreciation and amortization	(59)	(132)	(130)	(64)	(3)	—	(17)	(405)
Selling, general and administrative expenses	(101)	(16)	(12)	(10)	(18)	(10)	(15)	(182)
Operating income (loss)	18	288	164	16	22	(24)	6	490
Other income	—	12	—	—	1	—	12	25
Other deductions	—	(2)	—	—	—	—	—	(2)
Interest expense and related charges	(3)	3	(3)	(1)	(2)	—	(216)	(222)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	3	3
Equity in earnings of unconsolidated investment	—	—	1	6	—	—	—	7
Income (loss) before income taxes	15	301	162	21	21	(24)	(195)	301
Income tax benefit	—	—	—	—	—	—	(77)	(77)
Net income (loss)	$15	$301	$162	$21	$21	$(24)	$(272)	$224

Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with expectations and significant cash from operations despite general uncertainty in the overall economy.

Consolidated results decreased $179 million to net income of $45 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The change in results reflects a $61 million decrease in unrealized gains on hedging transactions, an $84 million impairment of assets related to our Joppa/EEI coal plant and a $28 million loss on disposal of our equity method investment in Northeast Energy, LP (NELP). See Note 18 to the Financial Statements.

For the three months ended March 31, 2020 and 2019, selling, general and administrative expense increased by $70 million, primarily due to the increased expense resulting from the acquisition of Crius in July 2019 and Ambit in November 2019 and a nonrecurring charge of approximately $10 million related to gross receipts taxes.

Interest expense and related charges increased $78 million to $300 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 driven by a $94 million increase in unrealized mark-to-market losses on interest rate swaps, partially offset by a $22 million decrease in interest paid/accrued reflecting the reduction in higher interest Vistra Energy Senior Notes through redemptions and tender offers in 2019. See Note 18 to the Financial Statements.

For the three months ended March 31, 2020 and 2019, the Impacts of the Tax Receivable Agreement totaled expense of $8 million and income of $3 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended March 31, 2020, income tax expense totaled $17 million and the effective tax rate was 27.4%. For the three months ended March 31, 2019, income tax expense totaled $77 million and the effective tax rate was 25.6%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2020	2019
Net income	$45	$224	$(179)
Income tax expense	17	77	(60)
Interest expense and related charges (a)	300	222	78
Depreciation and amortization (b)	438	422	16
EBITDA before Adjustments	800	945	(145)
Unrealized net gain resulting from hedging transactions	(125)	(186)	61
Generation plant retirement expenses	(1)	—	(1)
Fresh start/purchase accounting impacts	4	16	(12)
Impacts of Tax Receivable Agreement	8	(3)	11
Non-cash compensation expenses	13	13	—
Transition and merger expenses	19	18	1
Impairment of long-lived assets	84	—	84
Loss on disposal of investment in NELP	28	—	28
Other, net	3	(1)	4
Adjusted EBITDA	$833	$802	$31
____________
(a)Includes unrealized mark-to-market net losses on interest rate swaps of $174 million and $80 million for the three months ended March 31, 2020 and 2019, respectively.
(b)Includes nuclear fuel amortization in the ERCOT segment of $19 million and $17 million for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$95	$258	$118	$15	$(79)	$(17)	$(345)	$45
Income tax expense	—	—	—	—	—	—	17	17
Interest expense and related charges (a)	4	(2)	2	—	1	—	295	300
Depreciation and amortization (b)	80	142	138	48	11	—	19	438
EBITDA before Adjustments	179	398	258	63	(67)	(17)	(14)	800
Unrealized net (gain) loss resulting from hedging transactions	121	(181)	(66)	(21)	10	—	12	(125)
Generation plant retirement expenses	—	—	—	—	—	(1)	—	(1)
Fresh start/purchase accounting impacts	4	(3)	2	—	1	—	—	4
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	8	8
Non-cash compensation expenses	—	—	—	—	—	—	13	13
Transition and merger expenses	5	2	7	—	—	—	5	19
Impairment of long-lived assets	—	—	—	—	84	—	—	84
Loss on disposal of investment in NELP	—	—	13	15	—	—	—	28
Other, net	2	1	4	3	—	1	(8)	3
Adjusted EBITDA	$311	$217	$218	$60	$28	$(17)	$16	$833
____________
(a)Includes $174 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $19 million in ERCOT segment.

	Three Months Ended March 31, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Energy Consolidated
Net income (loss)	$15	$301	$162	$21	$21	$(24)	$(272)	$224
Income tax expense	—	—	—	—	—	—	77	77
Interest expense and related charges (a)	3	(3)	3	1	2	—	216	222
Depreciation and amortization (b)	59	149	130	64	3	—	17	422
EBITDA before Adjustments	77	447	295	86	26	(24)	38	945
Unrealized net (gain) loss resulting from hedging transactions	164	(251)	(91)	(6)	14	—	(16)	(186)
Fresh start accounting impacts	14	2	(6)	2	4	1	(1)	16
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(3)	(3)
Non-cash compensation expenses	—	—	—	—	—	—	13	13
Transition and merger expenses	—	1	1	1	8	—	7	18
Other, net	2	5	2	3	5	1	(19)	(1)
Adjusted EBITDA	$257	$204	$201	$86	$57	$(22)	$19	$802
____________
(a)Includes $80 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $17 million in ERCOT segment.

Retail Segment — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019
Operating revenues:
Revenues in ERCOT	$1,271	$1,048	$223
Revenues in Northeast/Midwest	640	348	292
Amortization expense	(4)	(9)	5
Other revenues	1	(1)	2
Total operating revenues	1,908	1,386	522
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	$(954)	(673)	(281)
Unrealized net gains (losses) on hedging activities with affiliates	(119)	(165)	46
Unrealized net gains (losses) on hedging activities	(3)	2	(5)
Delivery fees	(428)	(348)	(80)
Other costs (a)	(41)	(13)	(28)
Total fuel, purchased power costs and delivery fees	(1,545)	(1,197)	(348)
Net income (loss)	$95	$15	$80
Adjusted EBITDA	$311	$257	$54
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	11,790	9,782	2,008
Sales volumes in Northeast/Midwest	9,204	6,551	2,653
Total retail electricity sales volumes	20,994	16,333	4,661
Weather (North Texas average) - percent of normal (b):
Cooling degree days	136.2%	48.1%
Heating degree days	83.7%	111.2%
____________
(a)For the three months ended March 31, 2020, includes $40 million of third-party power purchases, primarily related to the recent Ambit Transaction.
(b)Weather data is obtained from Weatherbank, Inc. For the three months ended March 31, 2020, normal is defined as the average over the 10-year period from March 2010 to March 2019. For the three months ended March 31, 2019, normal is defined as the average over the 10-year period from March 2009 to March 2018.

Net income increased by $80 million to $95 million and Adjusted EBITDA increased by $54 million to $311 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Three Months Ended March 31, 2020 Compared to 2019
Higher margin due to the addition of Crius acquired in July 2019 and Ambit acquired in November 2019	$101
Other driven by higher SG&A expense and bad debt expense	(47)
Change in Adjusted EBITDA	$54
Change in depreciation and amortization expenses driven by Crius/Ambit intangibles	(21)
Favorable impact of lower unrealized net losses on hedging activities	43
Lower transition and merger and other expenses	4
Change in net income	$80

Generation — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues:
Electricity sales	$265	$359	$229	$325	$72	$250	$70	$141
Capacity	—	—	14	67	26	80	5	10
Sales to affiliates	398	358	325	222	157	15	72	43
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(41)	(32)	16	(9)	(2)	(20)	(15)	(16)
Unrealized net gains (losses) on hedging activities	175	122	22	68	22	21	16	9
Unrealized net gains (losses) on hedging activities with affiliates	69	147	42	32	10	—	(2)	(14)
Other revenues	—	—	—	—	—	(2)	(4)	(4)
Operating revenues	866	954	648	705	285	344	142	169
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(215)	(319)	(256)	(316)	(160)	(232)	(64)	(97)
Fuel for generation facilities and purchased power costs from affiliates	2	—	(2)	—	(1)	—	1	—
Unrealized (gains) losses from hedging activities	(22)	14	(14)	—	(9)	5	(9)	7
Ancillary and other costs	(35)	(28)	(5)	—	(5)	(2)	(2)	(2)
Fuel, purchased power costs and delivery fees	(270)	(333)	(277)	(316)	(175)	(229)	(74)	(92)
Net income (loss)	$258	$301	$118	$162	$15	$21	$(79)	$21
Adjusted EBITDA	$217	$204	$218	$201	$60	$86	$28	$57
Production volumes (GWh):
Natural gas facilities	8,864	8,391	9,430	9,519	3,718	4,953
Lignite and coal facilities	5,563	6,980	2,826	4,940			2,868	4,680
Nuclear facilities	5,224	4,618
Solar/Battery facilities	79	86
Capacity factors:
CCGT facilities	51.0%	48.9%	72.2%	73.7%	36.4%	48.5%
Lignite and coal facilities	57.2%	71.8%	37.6%	65.7%			41.7%	68.0%
Nuclear facilities	105.1%	93.0%
Weather - percent of normal (a):
Heating degree days	78.0%	109.5%	82.4%	100.3%	84.2%	100.7%	84.0%	100.4%
Market pricing:
Average ERCOT North power price ($/MWh)	$19.39	$24.41
Average NYMEX Henry Hub natural gas price ($/MMBTU)	$1.88	$2.89

	Three Months Ended March 31,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub			$22.50	$33.94
AEP Dayton Hub			$22.38	$32.67
NYISO Zone C					$18.33	$33.90
Massachusetts Hub					$24.59	$47.79
Indiana Hub							$24.65	$33.96
Northern Illinois Hub							$21.23	$29.92
Average natural gas price (c):
TetcoM3 ($/MMBtu)			$1.77	$3.33
Algonquin Citygates ($/MMBtu)					$2.22	$5.09
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(c)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Three Months Ended March 31, 2020 Compared to 2019
	ERCOT	PJM	NY/NE	MISO
Favorable/(unfavorable) change in revenue net of fuel	$39	$16	$(22)	$(16)
Favorable/(unfavorable) change in other operating costs	(10)	8	2	(8)
Unfavorable change in selling. general and administrative expenses	(4)	(3)	(2)	(6)
Other	(12)	(4)	(4)	1
Change in Adjusted EBITDA	$13	$17	$(26)	$(29)
Favorable/(unfavorable) change in depreciation and amortization	7	(8)	16	(8)
Unrealized net gains on hedging activities	(70)	(25)	15	4
Fresh start/purchase accounting impacts	5	(8)	2	3
Transition and merger expenses	(1)	(6)	1	8
Impairment of long-lived assets	—	—	—	(84)
Loss on disposal of investment in NELP	—	(13)	(15)	—
Other (including interest)	3	(1)	1	6
Change in Net income (loss)	$(43)	$(44)	$(6)	$(100)

The change in ERCOT segment results was driven by lower unrealized hedging gains and lower insurance reimbursement, partially offset by hedging activities and plant optimization efforts.

The change in PJM segment results was driven by lower unrealized hedging gains and loss on disposal of equity method investment in NELP for 100% ownership of North Jersey Energy Associates, which has been adjusted out of Adjusted EBITDA (see Note 18 to the Financial Statements), partially offset by hedging activities and plant optimization efforts.

The change in NY/NE segment results was driven by lower capacity revenue and loss on disposal of equity method investment in NELP for 100% ownership of North Jersey Energy Associates, which has been adjusted out of Adjusted EBITDA (see Note 18 to the Financial Statements).

The change in MISO segment results was driven by lower capacity revenue, higher operating costs and selling, general and administrative expenses, and the impairment of the Joppa/EEI coal facility and related inventory.

Asset Closure Segment — Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019
Operating revenues	$—	$85	$(85)
Fuel, purchased power costs and delivery fees	—	(59)	59
Operating costs	(9)	(40)	31
Selling, general and administrative expenses	(7)	(10)	3
Operating loss	(16)	(24)	8
Other income	—	—	—
Net loss	$(17)	$(24)	$7
Adjusted EBITDA	$(17)	$(22)	$5
Production volumes (GWh)	—	2,476	(2,476)

Results for the Asset Closure segment primarily reflect the retirement of the Coffeen, Duck Creek, Havana and Hennepin plants in November and December 2019 (see Note 4 to the Financial Statements). Operating costs for the three months ended March 31, 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2020 and 2019. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $125 million and $186 million in unrealized net gains for the three months ended March 31, 2020 and 2019, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
	2020	2019
Commodity contract net liability at beginning of period	$(279)	$(850)
Settlements/termination of positions (a)	(26)	(68)
Changes in fair value of positions in the portfolio (b)	151	254
Other activity (c)	20	(28)
Commodity contract net liability at end of period	$(134)	$(692)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The three months ended March 31, 2020 and 2019 include reversals of less than $1 million of previously recorded losses and $4 million of previously recorded unrealized gains related to Vistra Energy beginning balances, respectively. The three months ended March 31, 2020 and 2019 also include reversals of $13 million and $14 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius Transaction and Ambit Transaction. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(b)Represents unrealized net gains (losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(c)Represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at March 31, 2020, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at March 31, 2020
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$132	$11	$(2)	$—	$141
Prices provided by other external sources	(225)	(78)	—	—	(303)
Prices based on models	63	13	4	(52)	28
Total	$(30)	$(54)	$2	$(52)	$(134)

FINANCIAL CONDITION

Operating Cash Flows

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 — Cash provided by operating activities totaled $552 million and $388 million in the three months ended March 31, 2020 and 2019, respectively. The favorable change of $164 million was primarily driven by increased cash from operations and a decrease in cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $70 million and $56 million for the three months ended March 31, 2020 and 2019, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $284 million and $149 million in the three months ended March 31, 2020 and 2019, respectively. Capital expenditures totaled $261 million and $153 million in the three months ended March 31, 2020 and 2019, respectively. Cash used in investing activities in the three months ended March 31, 2020 also reflected net purchases of environmental allowances of $32 million. In the three months ended March 31, 2020 and 2019, capital expenditures consisted of:

	Three Months Ended March 31,
	2020	2019
Capital expenditures, including LTSA prepayments	$160	$118
Nuclear fuel purchases	24	13
Growth and development expenditures	77	22
Capital expenditures	$261	$153

Financing Cash Flows

Cash provided by financing activities totaled $52 million in the three months ended March 31, 2020 compared to cash used in financing activities of $344 million in the three months ended March 31, 2019. The change was primarily driven by:

•cash tender offers to purchase $1.193 billion of senior unsecured notes assumed in the Merger in 2019;
•$350 million increase in net short-term borrowings under the Revolving Credit Facility in 2020;
•$248 million in cash paid for share repurchases in 2019, and
•$59 million decrease in debt tender offer and other financing fees in 2020 compared to 2019,

partially offset by:

•the issuance of $1.3 billion principal amount of Vistra Operations 5.625% senior notes due 2027 in 2019;
•$100 million of term loans under the Vistra Operations Credit Facility repaid in March 2020, and
•$81 million principal amount of outstanding of 8.000% senior unsecured notes due 2025 redeemed in January 2020.

Debt Activity

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt. In April 2020, we repaid $550 million aggregate principal amount of borrowings under the Revolving Credit Facility using cash on hand. Additionally, on May 1, 2020 we issued a notice of redemption to holders of the outstanding $500 million aggregate principal amount of 5.875% senior unsecured notes due 2023 (5.875% senior notes). Pursuant to the notice of redemption, the 5.875% senior notes will be redeemed on June 1, 2020, and we expect to fund the redemption of the 5.875% senior notes using cash on hand.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2020:

	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$717	$300	$417
Vistra Operations Credit Facilities — Revolving Credit Facility	1,117	1,426	(309)
Total available liquidity	$1,834	$1,726	$108

The $108 million increase in available liquidity in the three months ended March 31, 2020 was primarily driven by cash from operations, partially offset by $261 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $100 million of term loans under the Vistra Operations Credit Facility repaid in March 2020, $81 million principal amount of outstanding of 8.000% senior unsecured notes due 2025 redeemed in January 2020 and $66 million in dividends paid to shareholders.

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

At March 31, 2020, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$137 million in cash has been posted with counterparties as compared to $202 million posted at December 31, 2019;
•$31 million in cash has been received from counterparties as compared to $8 million received at December 31, 2019;
•$1.058 billion in letters of credit have been posted with counterparties as compared to $1.150 billion posted at December 31, 2019, and
•$17 million in letters of credit have been received from counterparties as compared to $17 million received at December 31, 2019.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra Energy's use of NOL carryforwards. We expect to make approximately $31 million in state income tax payments, offset by $12 million in state tax refunds, and no TRA payments in the next 12 months. In addition, we expect to receive approximately $128 million in AMT refundable credits in the next 12 months.

For the three months ended March 31, 2020, we received a refund of $37 million related to alternative minimum tax credits claimed on Dynegy tax returns. For the three months ended March 31, 2020, there were no federal income tax payments, $1 million in state income tax payments and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. As of March 31, 2020, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2020, Vistra Energy has posted letters of credit in the amount of $81 million with the PUCT, which is subject to adjustments.

The RTOs/ISOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those RTOs/ISOs. Under these rules, Vistra Energy has posted collateral support totaling $274 million in the form of letters of credit, $10 million in the form of a surety bond and $1 million of cash at March 31, 2020 (which is subject to daily adjustments based on settlement activity with the RTOs/ISOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $3.3 billion at March 31, 2020) including $700 million of cash borrowings under the Revolving Credit Facility) under such facilities.

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

Guarantor Summary Financial Information

Our senior unsecured notes are guaranteed by substantially all of our wholly owned subsidiaries. The following tables summarize the combined financial information of (i) Vistra Energy Corp. (Parent), which is the ultimate parent company and issuer of the senior notes with effect as of the Merger Date, on a stand-alone, unconsolidated basis and (ii) the guarantor subsidiaries of Vistra Energy (Guarantor Subsidiaries). The Guarantor Subsidiaries consist of the wholly owned subsidiaries, which jointly, severally, fully and unconditionally, guarantee the payment obligations under the senior notes. See Note 11 to the Financial Statements for discussion of the senior notes and Note 13 to the Financial Statements for discussion of dividend restrictions of Vistra Operations (a guarantor subsidiary of Vistra Energy) and Parent.
This financial information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Vistra Energy. Transactions between the Parent and the Guarantor Subsidiaries have been eliminated. The inclusion of Vistra Energy's subsidiaries as Guarantor Subsidiaries in the summary financial information is determined as of the most recent balance sheet date presented.

The Parent files a consolidated U.S. federal income tax return. All consolidated income tax expense or benefits and deferred tax assets and liabilities are included in the Guarantor summary financial information presented below.

Three Months Ended March 31, 2020
Revenues	$2,735
Operating income	$444
Net income	$101
Net income attributable to Vistra Energy	$101

	March 31, 2020		March 31, 2020
Current assets	$3,921	Current liabilities	$3,796
Noncurrent assets	21,617	Noncurrent liabilities	13,942
Total assets	$25,538	Total liabilities	$17,738
		Noncontrolling interest	$—

Guarantees

See Note 12 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we have no off-balance sheet arrangements which are expected to have any material impact on our financial condition, results of operations or liquidity.

COMMITMENTS AND CONTINGENCIES

See Note 12 to the Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to the Financial Statements for discussion of changes in accounting standards.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Risk Oversight

We manage the commodity price, counterparty credit and commodity-related operational risk related to the competitive energy business within limitations established by senior management and in accordance with overall risk management framework established and overseen by the Company's board of directors (Board) and the sustainability and risk committee of the Board, as applicable. Interest rate risk is managed centrally by our treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, position reporting and review, Value at Risk (VaR) methodologies and stress test scenarios. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, transaction authority oversight, validation of transaction capture, market price validation and reporting, and portfolio valuation and reporting.

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

VaR for Underlying Generation Assets and Energy-Related Contracts — This measurement estimates the potential loss in value, due to changes in market conditions, of all underlying generation assets and contracts, based on a 95% confidence level and an assumed holding period of 60 days. The forward period covered by this calculation includes the current and subsequent calendar year at the time of calculation.

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Month-end average VaR	$323	$263
Month-end high VaR	$361	$520
Month-end low VaR	$289	$103

The VaR risk measures in 2020 were primarily comparable to the prior year. Month-end high VaR was lower in 2020 due to lower prices and a decrease in volatility in ERCOT as compared to the prior year.

Interest Rate Risk

At March 31, 2020, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $14 million, taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

Bankruptcies — We are party to (i) certain gas transportation agreements with PG&E and (ii) a long-term resource adequacy contract with PG&E in connection with the Moss Landing battery storage project, which was originally approved by the California Public Utilities Commission (CPUC) in November 2018. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In October 2019, PG&E filed a motion in its bankruptcy proceeding requesting approval of the assumption of the resource adequacy contract. In November 2019, the bankruptcy court approved the assumption motion subject to the CPUC approving the terms of the amendment and the CPUC approved the terms of the amendment in January 2020. The resource adequacy contract as amended is now assumed and fully enforceable against PG&E.

As of March 31, 2020, we had no outstanding accounts receivable from PG&E and accordingly, we have not recorded a reserve related to the pre-petition receivables. While our assumptions and conclusions may change, we could have future impairment losses or be required to seek alternative, higher-cost fuel transportation methods if any of the terms of the gas transportation agreements are not honored by PG&E or the gas transportation agreements are rejected through the bankruptcy process.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.386 billion at March 31, 2020.

At March 31, 2020, Retail segment credit exposure totaled $914 million, including $898 million of trade accounts receivable and $16 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $54 million, resulting in a net exposure of $860 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At March 31, 2020, aggregate ERCOT, PJM, NY/NE and MISO segments credit exposure totaled $472 million including $422 million related to derivative assets and $50 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net ERCOT, PJM, NY/NE and MISO segments exposure was $447 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at March 31, 2020. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$450	$23	$427
Below investment grade or no rating	22	2	20
Totals	$472	$25	$447

Significant (i.e., 10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $310 million, or 69%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "may," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion under Part II, Item 1A Risk Factors and Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q and the following important factors, among others, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements:

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
•pandemics (including COVID-19), weather conditions (including drought and limitations on access to water), and other natural phenomena, and the financial and operational impacts related thereto;
•acts of sabotage, wars or terrorist or cybersecurity threats or activities;
•our ability to collect trade receivables from counterparties;
•our ability to attract, retain and profitably serve customers;
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
•our ability to mitigate forced outage risk, including managing risk associated with Capacity Performance in PJM and performance incentives in ISO-NE;
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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2020. On the Ambit Acquisition Date, we completed the Ambit Transaction. Vistra Energy is currently in the process of integrating certain processes, technology and operations of Ambit, and will continue to evaluate the impact of any related changes to the internal control over financial reporting. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than the changes resulting from the Ambit Transaction, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, with respect to the fiscal quarter covered by this quarterly report on Form 10-Q, we have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the design and operating effectiveness of our internal controls in light of the COVID-19 situation and the fact that the majority of our employees that do not work in our power generation facilities are working remotely. We have proactively evaluated materiality and qualitative risks, along with changes to processes, people and technology, and have coordinated with control owners to provide additional guidance and adjust existing control processes, as appropriate, and we are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 12 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In Part I, Item 1A Risk Factors of our 2019 Form 10-K, we included a detailed discussion of our risk factors. Other than as noted below, there have been no material changes to our risk factors disclosed in our 2019 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this quarterly report on Form 10-Q. Any of the risks described in our 2019 Form 10-K as well as any of the risks described below could materially affect our business, consolidated financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our 2019 Form 10-K and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, consolidated financial condition and/or future results.

The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations.

The outbreak of the COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, and we are responding to the outbreak by taking steps to mitigate the potential risks to us posed by its spread. We continue to examine the impacts of the pandemic on our workforce, liquidity, reliability, cybersecurity, customers, suppliers, along with other macroeconomic conditions and cannot currently predict whether COVID-19 will have a material impact on our results of operations, financial condition, and cash flows.

Because we are deemed a critical infrastructure provider that provides a critical service to our customers, we must keep our employees who operate our businesses safe and minimize unnecessary risk of exposure. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We will continue to monitor developments affecting both our workforce and our customers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts. In particular, we have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities including requiring, for both employees and contractors, social distancing where possible and requiring the use of appropriate personal protective equipment in certain circumstances. We have implemented work-from-home policies and other safety measures where appropriate, including, but not limited to, temperature testing at all of our locations for employees, contractors, and other essential visitors and closing our facilities to non-essential visitors. We continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers. We will continue to review and modify our plans as conditions change.

Measures to control the spread of COVID-19, including restrictions on travel, public gatherings, and certain business operations, have affected the demand for the products and services of many businesses in the areas in which we operate and disrupted supply chains around the world. The full scope and extent of the impacts of COVID-19 on our operations are unknown at this time. However, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors, a protracted slowdown of broad sectors of the economy, changes in demand or supply for commodities, significant changes in legislation or regulatory policy to address the pandemic (including moratoriums or conditions or disconnections and limits or restrictions or late fees), reduced demand for electricity (particularly from commercial and industrial customers), increased late or uncollectible customer payments, and the inability of the Company's contractors, suppliers, and other business partners to fulfill their contractual obligations.

Despite our efforts to manage these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of hastening, heightening, or increasing the negative impacts of, many of the other risks described in this Risk Factors section.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2020	—	$—	—	$332
February 1 - February 29, 2020	—	$—	—	$332
March 1 - March 31, 2020	—	$—	—	$332
For the quarter ended March 31, 2020	—	$—	—	$332

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and in November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program. The share repurchase program has no set expiration date and will continue until complete or terminated by the Board. At March 31, 2020, $332 million was available for additional repurchases under the Program. See Note 13 to the Financial Statements for more information concerning the share repurchase program.

Any purchases of shares of the Company's stock will be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the share repurchase program or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement.

Item 3.DEFAULTS UPON SENIOR SECURITIES

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

Item 5.OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp.

(3(ii))	Bylaws

3.2	001-38086 Form 8-K (filed May 4, 2020)	3.2	—	Restated Bylaws of Vistra Energy Corp. dated April 29, 2020.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	**		—	Twelfth Supplemental Indenture to the 2023 Notes Indenture, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.2	**		—	Thirteenth Supplemental Indenture to the 2023 Notes Indenture, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.3	**		—	Sixth Supplemental Indenture to the 2026 Notes Indenture, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.4	**		—	Seventh Supplemental Indenture to the 2026 Notes Indenture, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.5	**		—	Third Supplemental Indenture to the 5.500% Senior Notes due 2026, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.6	**		—	Fourth Supplemental Indenture to the 5.500% Senior Notes due 2026, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.7	**		—	Third Supplemental Indenture to the 5.625% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.8	**		—	Fourth Supplemental Indenture to the 5.625% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.9	**		—	Third Supplemental Indenture to the 5.000% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.10	**		—	Fourth Supplemental Indenture to the 5.000% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.11	**		—
Fifth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated January 31, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.12	**		—
Sixth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated March 26, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

(10)	Material Contracts

10.1 (****)	001-38086 Form 8-K (filed February 27, 2020)	10.1	—	Employment Agreement, dated as of February 25, 2020, by and among Vistra Energy Corp., Luminant Energy Company LLC and Steve Muscato

10.2 (****)	001-38086 Form 8-K (filed February 27, 2020)	10.2	—	Employment Agreement, dated as of February 25, 2020, by and among Vistra Energy Corp., TXU Retail Services Company and Scott Hudson

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of David A. Campbell, principal financial officer of Vistra Energy Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Energy Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document.

____________________
* Incorporated herein by reference
** Filed herewith
*** Furnished herewith
**** Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Energy Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: May 5, 2020