Form 10-Q
period 2020-06-30
Vistra Corp.
filed 2020-08-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

Commission File Number 001-38086

Vistra Corp.

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

As of July 31, 2020, there were 488,780,072 shares of common stock, par value $0.01, outstanding of Vistra Corp.

Vistra Corp.'s (Vistra) annual reports, quarterly reports, current reports and any amendments to those reports are made available to the public, free of charge, on the Vistra website at http://www.vistracorp.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Additionally, Vistra posts important information, including press releases, investor presentations, sustainability reports, and notices of upcoming events on its website and utilizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of posting to the website by signing up for email alerts and RSS feeds on the "Investor Relations" page of Vistra's website. The information on Vistra's website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to this quarterly report on Form 10-Q, or that we have or may publicly file in the future, may contain representations and warranties that may (i) be made by and to the parties thereto at specific dates, (ii) be subject to exceptions and qualifications contained in separate disclosure schedules, (iii) represent the parties' risk allocation in the particular transaction, or (iv) be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of Vistra and its subsidiaries occasionally make references to Vistra (or "we," "our," "us" or "the Company"), Luminant, TXU Energy, Ambit, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power or U.S. Gas & Electric, when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, the Vistra financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2019 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy, respectively), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Merger Agreement
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility.
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, a Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, NYISO, ISO-NE and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SO2	sulfur dioxide

Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivables Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TWh	terawatt-hours
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S.	United States of America
U.S. Gas & Electric	U.S. Gas and Electric, Inc. (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, NYISO, ISO-NE and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change, 4Change Energy and Express Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp. and/or its subsidiaries, depending on context. Effective July 2, 2020, Vistra Energy Corp. changed its name to Vistra Corp.
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 11 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $5.311 billion senior secured financing facilities (see Note 11 to the Financial Statements).

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues (Note 5)	$2,509	$2,832	$5,367	$5,755
Fuel, purchased power costs and delivery fees	(1,029)	(1,139)	(2,362)	(2,600)
Operating costs	(412)	(370)	(792)	(755)
Depreciation and amortization	(455)	(384)	(875)	(790)
Selling, general and administrative expenses	(236)	(210)	(488)	(392)
Impairment of long-lived assets (Note 18)	—	—	(84)	—
Operating income	377	729	766	1,218
Other income (Note 18)	5	13	12	39
Other deductions (Note 18)	(4)	(2)	(35)	(5)
Interest expense and related charges (Note 18)	(141)	(274)	(440)	(495)
Impacts of Tax Receivable Agreement (Note 8)	(6)	33	(14)	36
Equity in earnings of unconsolidated investment	1	3	4	10
Income before income taxes	232	502	293	803
Income tax expense (Note 7)	(68)	(148)	(84)	(225)
Net income	$164	$354	$209	$578
Net loss attributable to noncontrolling interest	2	2	13	3
Net income attributable to Vistra	$166	$356	$222	$581
Weighted average shares of common stock outstanding:
Basic	488,680,442	499,778,235	488,312,503	499,213,522
Diluted	490,468,735	507,500,383	490,709,932	507,248,920
Net income per weighted average share of common stock outstanding:
Basic	$0.34	$0.71	$0.45	$1.16
Diluted	$0.34	$0.70	$0.45	$1.15

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$164	$354	$209	$578
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $—, $—, $7 and $—)	1	—	(22)	1
Total other comprehensive income (loss)	1	—	(22)	1
Comprehensive income	$165	$354	$187	$579
Comprehensive loss attributable to noncontrolling interest	2	2	13	3
Comprehensive income attributable to Vistra	$167	$356	$200	$582

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2020	2019
Cash flows — operating activities:
Net income	$209	$578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,022	886
Deferred income tax expense, net	73	217
Impairment of long-lived assets (Note 18)	84	—
Loss on disposal of investment in NELP (Note 18)	29	—
Unrealized net gain from mark-to-market valuations of commodities	(123)	(703)
Unrealized net loss from mark-to-market valuations of interest rate swaps	192	199
Asset retirement obligation accretion expense	23	27
Impacts of Tax Receivable Agreement (Note 8)	14	(36)
Stock-based compensation	30	24
Other, net	55	73
Changes in operating assets and liabilities:
Margin deposits, net	58	112
Accrued interest	(6)	6
Accrued taxes	(59)	(67)
Accrued employee incentive	(70)	(72)
Other operating assets and liabilities	(222)	(362)
Cash provided by operating activities	1,309	882
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(588)	(303)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 18)	224	292
Investments in nuclear decommissioning trust fund securities (Note 18)	(234)	(302)
Proceeds from sales of environmental allowances	88	31
Purchases of environmental allowances	(173)	(138)
Other, net	30	21
Cash used in investing activities	(653)	(399)
Cash flows — financing activities:
Issuances of long-term debt (Note 11)	—	4,600
Repayments/repurchases of debt (Note 11)	(756)	(4,137)
Net borrowings under accounts receivable securitization program (Note 10)	—	91
Borrowings under Revolving Credit Facility (Note 11)	925	—
Repayments under Revolving Credit Facility (Note 11)	(725)	—
Stock repurchase (Note 13)	—	(457)
Dividends paid to stockholders (Note 13)	(132)	(120)
Debt tender offer and other financing fees (Note 11)	(10)	(146)
Other, net	—	(1)
Cash used in financing activities	(698)	(170)
Net change in cash, cash equivalents and restricted cash	(42)	313
Cash, cash equivalents and restricted cash — beginning balance	475	693
Cash, cash equivalents and restricted cash — ending balance	$433	$1,006

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$382	$300
Restricted cash (Note 18)	27	147
Trade accounts receivable — net (Note 18)	1,272	1,365
Inventories (Note 18)	541	469
Commodity and other derivative contractual assets (Note 15)	1,350	1,333
Margin deposits related to commodity contracts	161	202
Prepaid expense and other current assets	304	298
Total current assets	4,037	4,114
Restricted cash (Note 18)	24	28
Investments (Note 18)	1,552	1,537
Investment in unconsolidated subsidiary (Note 18)	—	124
Property, plant and equipment — net (Note 18)	13,881	13,914
Operating lease right-of-use assets	44	44
Goodwill (Note 6)	2,568	2,553
Identifiable intangible assets — net (Note 6)	2,532	2,748
Commodity and other derivative contractual assets (Note 15)	277	136
Accumulated deferred income taxes	994	1,066
Other noncurrent assets	398	352
Total assets	$26,307	$26,616
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 11)	$550	$350
Accounts receivable securitization program (Note 10)	450	450
Long-term debt due currently (Note 11)	337	277
Trade accounts payable	879	947
Commodity and other derivative contractual liabilities (Note 15)	1,546	1,529
Margin deposits related to commodity contracts	15	8
Accrued income taxes	10	1
Accrued taxes other than income	133	200
Accrued interest	144	151
Asset retirement obligations (Note 18)	138	141
Operating lease liabilities	11	14
Other current liabilities	418	506
Total current liabilities	4,631	4,574
Long-term debt, less amounts due currently (Note 11)	9,261	10,102
Operating lease liabilities	37	41
Commodity and other derivative contractual liabilities (Note 15)	599	396
Accumulated deferred income taxes	2	2
Tax Receivable Agreement obligation (Note 8)	468	455
Asset retirement obligations (Note 18)	2,314	2,097

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2020	December 31, 2019
Other noncurrent liabilities and deferred credits (Note 18)	951	989
Total liabilities	18,263	18,656
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2020 — 488,772,572; December 31, 2019 — 487,698,111)	5	5
Treasury stock, at cost (shares: June 30, 2020 — 41,043,224; December 31, 2019 — 41,043,224)	(973)	(973)
Additional paid-in-capital	9,754	9,721
Retained deficit	(678)	(764)
Accumulated other comprehensive loss	(52)	(30)
Stockholders' equity	8,056	7,959
Noncontrolling interest in subsidiary	(12)	1
Total equity	8,044	7,960
Total liabilities and equity	$26,307	$26,616

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the Company" are to Vistra and/or its subsidiaries, as apparent in the context. See Glossary for defined terms.

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users. Effective July 2, 2020, we changed our name from Vistra Energy Corp. to Vistra Corp. (Vistra) to distinguish from companies that are involved in exploring for, producing, refining, or transporting fossil fuels (many of which use "energy" in their names) and to better reflect our integrated business model, which combines a retail electricity and natural gas business focused on serving its customers with new and innovative products and services and an electric power generation business powering the communities we serve with safe, reliable power.

Vistra has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. See Note 17 for further information concerning reportable business segments.

Ambit Transaction

On November 1, 2019, an indirect, wholly owned subsidiary of Vistra completed the acquisition of Ambit (Ambit Transaction). Because the Ambit Transaction closed on November 1, 2019, Vistra's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Ambit and its subsidiaries prior to November 1, 2019. See Note 2 for a summary of the Ambit Transaction.

Crius Transaction

On July 15, 2019, an indirect, wholly owned subsidiary of Vistra completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly owned the operating business of Crius (Crius Transaction). Because the Crius Transaction closed on July 15, 2019, Vistra's condensed consolidated financial statements and the notes related thereto do not include the financial condition or the operating results of Crius and its subsidiaries prior to July 15, 2019. See Note 2 for a summary of the Crius Transaction.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the President of the United States (the President) declared the COVID-19 outbreak a national emergency. The U.S. government has deemed electricity generation, transmission and distribution as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Vistra has an obligation to provide critically needed power to homes, businesses, hospitals and other customers. Vistra remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the three or six months ended June 30, 2020.

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

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 with earlier adoption permitted. We elected to adopt this rule in the first quarter of 2020. Accordingly, summarized financial information has been presented only for the issuer and guarantors of the Company's registered debt securities, and the location of the required disclosures has been moved outside the Notes to the Consolidated Financial Statements and is provided in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations under Financial Condition - Guarantor Summary Financial Information.

2. ACQUISITIONS, MERGER TRANSACTION AND BUSINESS COMBINATION ACCOUNTING

Ambit Transaction

On November 1, 2019 (Ambit Acquisition Date), Volt Asset Company, Inc., an indirect, wholly owned subsidiary of Vistra, completed the Ambit Transaction. Ambit is an energy retailer selling both electricity and natural gas products to residential and small business customers in 17 states. Vistra funded the purchase price of $555 million (including cash acquired and net working capital) using cash on hand. All of Ambit's outstanding debt was repaid from the purchase price at closing and not assumed by Vistra.

Crius Transaction

On July 15, 2019 (Crius Acquisition Date), Vienna Acquisition B.C. Ltd., an indirect, wholly owned subsidiary of Vistra, completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly own the operating business of Crius. Crius is an energy retailer selling both electricity and natural gas products to residential and small business customers in 19 states. Vistra funded the purchase price of $400 million (including $382 million for outstanding trust units) using cash on hand. In addition, Vistra assumed $140 million of outstanding debt and acquired $26 million of cash at the closing of the Crius Transaction.

Ambit and Crius Business Combination Accounting

We believe the Ambit Transaction has (i) augmented Vistra's existing retail marketing capabilities with additional direct selling capability and a proprietary technology platform, (ii) reduced risk and aided expansion into higher margin channels by improving Vistra's match of its generation to load profile due to a high degree of overlap of Vistra's generation fleet with Ambit's approximately 11 TWh of annual load, primarily in ERCOT and PJM and (iii) enhanced the integrated value proposition through collateral and transaction efficiencies, particularly via Ambit's retail electric portfolio.

We believe the Crius Transaction has (i) reduced risk and aided expansion into higher margin channels by improving Vistra's match of its generation to load profile due to a high degree of overlap of Vistra's generation fleet with Crius' approximately 10 TWh of annual electricity load, (ii) established a platform for growth by leveraging Vistra's existing retail marketing capabilities and Crius' experienced team and (iii) enhanced the integrated value proposition through collateral and transaction efficiencies, particularly via Crius' retail electric portfolio.

Each of the Ambit Transaction and Crius Transaction, respectively, is being accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Ambit Acquisition Date and Crius Acquisition Date, respectively. The combined results of operations are reported in our condensed consolidated financial statements beginning as of the respective Ambit Acquisition Date and Crius Acquisition Date. A summary of the techniques used to estimate the fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 14), is listed below:

•Working capital was valued using available market information (Level 2).
•Acquired derivatives were valued using the methods described in Note 14 (Level 2 or Level 3).
•Acquired retail customer relationship was valued based on discounted cash flow analysis of acquired customers and estimated attrition rates (Level 3).
•Crius' long-term debt was valued using a market approach (Level 2).

The following table summarizes the allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Ambit Transaction and Crius Transaction, respectively, as of the Ambit Acquisition Date and Crius Acquisition Date, respectively. The Ambit Transaction purchase price was $555 million (including cash acquired and net working capital), and the Crius Transaction purchase price was $400 million. The Ambit Transaction purchase price allocation is ongoing and is dependent upon final valuation determinations, which have not been completed. The Ambit Transaction preliminary values included below represent our current best estimates for identifiable intangible assets, goodwill and net working capital. The Ambit Transaction purchase price allocation is preliminary and each of the values included below may change materially based upon the receipt of more detailed information, additional analyses and completed valuations. The final purchase price allocation was completed in the second quarter of 2020 for the Crius Transaction and will be completed no later than the third quarter of 2020 for the Ambit Transaction.

Ambit Transaction Preliminary Purchase Price Allocation and Crius Transaction Final Purchase Price Allocation
	Ambit Transaction		Crius Transaction
	Updated Preliminary Purchase Price Allocation	Measurement Period Adjustments recorded through June 30, 2020	Final Purchase Price Allocation	Measurement Period Adjustments recorded through June 30, 2020
Cash and cash equivalents	$49	$—	$26	$—
Net working capital	35	6	(9)	(42)
Accumulated deferred income taxes	—	—	—	(36)
Identifiable intangible assets	230	(33)	317	23
Goodwill	243	29	243	38
Commodity and other derivative contractual assets	23	—	18	—
Other noncurrent assets	13	—	17	(3)
Total assets acquired	593	2	612	(20)
Identifiable intangible liabilities	—	—	2	(34)
Long-term debt, including amounts due currently	—	—	140	—
Commodity and other derivative contractual liabilities	28	—	40	—
Accumulated deferred income taxes	—	—	14	14
Other noncurrent liabilities and deferred credits	10	2	16	—
Total liabilities assumed	38	2	212	(20)
Identifiable net assets acquired	$555	$—	$400	$—

Dynegy Merger Transaction

On the Merger Date, Vistra and Dynegy completed the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, Dynegy merged with and into Vistra, with Vistra continuing as the surviving corporation. The Merger was intended to qualify as a tax-free reorganization under the IRC, so that none of Vistra, Dynegy or any of the Dynegy stockholders would recognize any gain or loss in the transaction, except that Dynegy stockholders could recognize a gain or loss with respect to cash received in lieu of fractional shares of Vistra's common stock. Vistra is the acquirer for both federal tax and accounting purposes.

On the Merger Date, each issued and outstanding share of Dynegy common stock, par value $0.01 per share, other than shares owned by Vistra or its subsidiaries, held in treasury by Dynegy or held by a subsidiary of Dynegy, was automatically converted into 0.652 shares of common stock, par value $0.01 per share, of Vistra (the Exchange Ratio), except that cash was paid in lieu of fractional shares, which resulted in Vistra issuing 94,409,573 shares of Vistra common stock to the former Dynegy stockholders, as well as converting stock options, equity-based awards, tangible equity units and warrants. The total number of Vistra shares outstanding at the close of the Merger was 522,932,453 shares. Dynegy stock options and equity-based awards outstanding immediately prior to the Merger Date were generally automatically converted upon completion of the Merger into stock options and equity-based awards, respectively, with respect to Vistra's common stock, after giving effect to the Exchange Ratio.

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

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with PG&E to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California (Moss Landing Phase I). PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. At June 30, 2020, we had accumulated approximately $315 million in construction work-in-process for Moss Landing Phase I. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. We anticipate the Moss Landing Phase I will commence commercial operations in the fourth quarter of 2020. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In November 2019, the bankruptcy court approved PG&E's motion requesting approval of the assumption of the resource adequacy contract subject to the CPUC approving the terms of an amendment to the resource adequacy contract, and the CPUC approved the terms of the amendment in January 2020. PG&E emerged from bankruptcy protection in July 2020.

In May 2020, we announced that, subject to approval by the CPUC, we would enter into a 10-year resource adequacy contract with PG&E to develop an additional 100 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase II). PG&E filed its application with the CPUC in May 2020, and a decision is expected to be received by the end of the third quarter of 2020. Assuming the receipt of CPUC approval, we anticipate Moss Landing Phase II will commence commercial operations in the third quarter of 2021.

4. RETIREMENT OF GENERATION FACILITIES

MISO — In September 2019, we announced the settlement of a lawsuit alleging violations of opacity and particulate matter limits at our Edwards facility in Bartonville, Illinois. As part of the settlement, which was approved by the U.S. District Court for the Central District of Illinois in November 2019, we will retire the Edwards facility by the end of 2022 (see Note 12). In August 2019, we announced the planned retirement of four power plants in Illinois with a total installed nameplate generation capacity of 2,068 MW. We retired these units due to changes in the Illinois multi-pollutant standard rule (MPS rule) that require us to retire approximately 2,000 MW of generation capacity (see Note 12). In light of the provisions of the Federal Power Act and the FERC regulations thereunder, the affected subsidiaries of Vistra identified the retired units by analyzing the economics of each of our Illinois plants and designating the least economic units for retirement. Expected plant retirement expenses of $47 million, driven by severance costs, were accrued in the three months ended September 30, 2019 and were included primarily in operating costs of our Asset Closure segment. In August 2019, we remeasured our pension and OPEB plans resulting in an increase to the benefit obligation liability of $21 million, pretax other comprehensive loss of $18 million and curtailment expense of $3 million recognized as other deductions in our condensed consolidated statements of operations. The following table details the units in Illinois totaling 2,653 MW that have been or will be retired. Operational results for retired plants are included in the Asset Closure segment, which is engaged in the decommissioning and reclamation of retired plants and mines.

Name	Location	Fuel Type	Net Generation Capacity (MW)	Number of Units	Dates Units Retired or Expected Retirement Date
Coffeen	Coffeen, IL	Coal	915	2	November 1, 2019
Duck Creek	Canton, IL	Coal	425	1	December 15, 2019
Havana	Havana, IL	Coal	434	1	November 1, 2019
Hennepin	Hennepin, IL	Coal	294	2	November 1, 2019
Edwards	Bartonville, IL	Coal	585	2	By the end of 2022
Total			2,653	8

5. REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,411	$—	$—	$—	$—	$—	$—	$1,411
Retail energy charge in Northeast/Midwest	540	—	—	—	—	—	—	540
Wholesale generation revenue from ISO/RTO	—	76	71	16	3	—	13	179
Capacity revenue from ISO/RTO	—	—	15	10	4	—	—	29
Revenue from other wholesale contracts	—	63	137	26	54	—	21	301
Total revenue from contracts with customers	1,951	139	223	52	61	—	34	2,460
Other revenues:
Intangible amortization	(5)	—	—	—	(7)	—	—	(12)
Hedging and other revenues (a)	10	62	(6)	(10)	(6)	—	11	61
Affiliate sales	—	664	195	89	73	—	(1,021)	—
Total other revenues	5	726	189	79	60	—	(1,010)	49
Total revenues	$1,956	$865	$412	$131	$121	$—	$(976)	$2,509
____________
(a)Includes $69 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

	Three Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,091	$—	$—	$—	$—	$—	$—	$1,091
Retail energy charge in Northeast/Midwest	315	—	—	—	—	—	—	315
Wholesale generation revenue from ISO/RTO	—	188	130	81	33	43	22	497
Capacity revenue from ISO/RTO	—	—	53	72	8	3	—	136
Revenue from other wholesale contracts	—	52	87	6	40	1	4	190
Total revenue from contracts with customers	1,406	240	270	159	81	47	26	2,229
Other revenues:
Intangible amortization	(10)	—	—	(1)	(4)	—	1	(14)
Hedging and other revenues (a)	25	404	81	61	15	11	20	617
Affiliate sales	—	1,027	335	35	96	—	(1,493)	—
Total other revenues	15	1,431	416	95	107	11	(1,472)	603
Total revenues	$1,421	$1,671	$686	$254	$188	$58	$(1,446)	$2,832
____________
(a)Includes $538 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

	Six Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,665	$—	$—	$—	$—	$—	$—	$2,665
Retail energy charge in Northeast/Midwest	1,180	—	—	—	—	—	—	1,180
Wholesale generation revenue from ISO/RTO	—	174	148	58	17	—	46	443
Capacity revenue from ISO/RTO	—	—	30	35	9	—	—	74
Revenue from other wholesale contracts	—	113	288	38	103	—	25	567
Total revenue from contracts with customers	3,845	287	466	131	129	—	71	4,929
Other revenues:
Intangible amortization	(8)	—	—	—	(11)	—	—	(19)
Hedging and other revenues (a)	27	313	32	29	2	—	54	457
Affiliate sales	—	1,131	562	257	143	—	(2,093)	—
Total other revenues	19	1,444	594	286	134	—	(2,039)	438
Total revenues	$3,864	$1,731	$1,060	$417	$263	$—	$(1,968)	$5,367
____________
(a)Includes $131 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

	Six Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	CAISO/Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,116	$—	$—	$—	$—	$—	$—	$2,116
Retail energy charge in Northeast/Midwest	663	—	—	—	—	—	—	663
Wholesale generation revenue from ISO/RTO	—	435	351	276	104	110	95	1,371
Capacity revenue from ISO/RTO	—	—	120	152	18	6	—	296
Revenue from other wholesale contracts	—	97	159	12	55	2	6	331
Total revenue from contracts with customers	2,779	532	630	440	177	118	101	4,777
Other revenues:
Intangible amortization	(19)	—	—	(3)	(9)	—	2	(29)
Hedging and other revenues (a)	46	562	171	113	29	25	61	1,007
Affiliate sales	—	1,531	590	49	160	—	(2,330)	—
Total other revenues	27	2,093	761	159	180	25	(2,267)	978
Total revenues	$2,806	$2,625	$1,391	$599	$357	$143	$(2,166)	$5,755
____________
(a)Includes $697 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

Performance Obligations

As of June 30, 2020, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO or RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO or RTO capacity auction or the contract execution date. These obligations total $390 million, $826 million, $479 million, $121 million and $38 million that will be recognized, in the balance of the year ended December 31, 2020 and the years ending December 31, 2021, 2022, 2023 and 2024, respectively, and $18 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs or RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	June 30, 2020	December 31, 2019
Trade accounts receivable from contracts with customers — net	$1,197	$1,246
Other trade accounts receivable — net	75	119
Total trade accounts receivable — net	$1,272	$1,365

6. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table provides information regarding our goodwill balance. There have been no impairments of goodwill.

Balance at December 31, 2019	$2,553
Measurement period adjustments recorded in connection with the Ambit Transaction	29
Measurement period adjustments recorded in connection with the Crius Transaction	(14)
Balance at June 30, 2020	$2,568

At June 30, 2020, the goodwill balance of $2.568 billion consisted of the following:

•$1.907 billion arose in connection with our application of fresh start reporting at Emergence and was allocated entirely to our Retail reporting unit. Of the goodwill recorded at Emergence, $1.686 billion is deductible for tax purposes over 15 years on a straight-line basis.
•$175 million arose in connection with the Merger, of which $122 million was allocated to our ERCOT Generation reporting unit and $53 million was allocated to our Retail reporting unit. None of the goodwill related to the Merger is deductible for tax purposes.
•$243 million of goodwill arose in connection with the Crius Transaction and was allocated entirely to our Retail reporting unit. None of the goodwill related to the Crius Transaction is deductible for tax purposes.
•$243 million of preliminary goodwill arose in connection with the Ambit Transaction and is allocated entirely to our Retail reporting unit pending completion of the purchase price allocation. The goodwill related to the Ambit Transaction is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2020			December 31, 2019
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,087	$1,302	$785	$2,078	$1,151	$927
Software and other technology-related assets	364	151	213	341	125	216
Retail and wholesale contracts	272	195	77	315	182	133
Contractual service agreements (a)	55	2	53	59	5	54
Other identifiable intangible assets (b)	45	17	28	40	15	25
Total identifiable intangible assets subject to amortization	$2,823	$1,667	1,156	$2,833	$1,478	1,355
Retail trade names (not subject to amortization)			1,374			1,391
Mineral interests (not currently subject to amortization)			2			2
Total identifiable intangible assets			$2,532			$2,748
____________
(a)At June 30, 2020, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2020	December 31, 2019
Contractual service agreements	$127	$110
Purchase and sale of power and capacity	92	100
Fuel and transportation purchase contracts	75	76
Total identifiable intangible liabilities	$294	$286

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Retail customer relationship	Depreciation and amortization	$77	$55	$151	$111
Software and other technology-related assets	Depreciation and amortization	21	15	38	29
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	13	12	15	24
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	44	15	96	39
Total intangible asset expense (a)		$155	$97	$300	$203
____________
(a)Amounts recorded in depreciation and amortization totaled $99 million and $72 million for the three months ended June 30, 2020 and 2019, respectively, and $190 million and $141 million for the six months ended June 30, 2020 and 2019, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy credit obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of June 30, 2020, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2020	$369
2021	$257
2022	$161
2023	$116
2024	$78

7. INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before income taxes	$232	$502	$293	$803
Income tax expense	$(68)	$(148)	$(84)	$(225)
Effective tax rate	29.3%	29.5%	28.7%	28.0%

For the three months ended June 30, 2020, the effective tax rate of 29.3% was higher that the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes. For the six months ended June 30, 2020, the effective tax rate of 28.7% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

For the three months ended June 30, 2019, the effective tax rate of 29.5% was higher that the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of a partial valuation allowance on the state of Illinois net operating loss. For the six months ended June 30, 2019, the effective tax rate of 28.0% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of a partial valuation allowance on the state of Illinois net operating loss.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In response to the global pandemic related to COVID-19, the President signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. While Vistra is still evaluating the impact of certain tax-related benefits available under the CARES Act, we anticipate the acceleration of AMT refunds and the expansion of the Section 163(j) limitation from 30% to 50% of adjusted taxable income to have material impacts to Vistra. Specifically, we expect to receive approximately $64 million in 2020 relating to the acceleration of AMT refunds and an approximate $550 million increase in interest expense deduction over the 2019 and 2020 tax years under Section 163(j). We do not anticipate a material impact to the effective tax rate from these impacts. Vistra will continue to monitor legislative developments related to COVID-19.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra is not currently under audit by the IRS for any period, although review of Dynegy's final pre-acquisition tax year 2018 continues to progress through the IRS's Compliance Assurance Process audit program. Crius is currently under audit by the IRS for the tax years 2015, 2016 and 2017. Uncertain tax positions totaled $125 million and $126 million at June 30, 2020 and December 31, 2019, respectively. The final regulations under Section 163(j) were released in July 2020. While we are still evaluating the impact, we expect to adjust deferred tax assets and deferred tax liabilities in the third quarter of 2020 and do not expect the final regulation to materially impact our effective tax rate.

8. TAX RECEIVABLE AGREEMENT OBLIGATION

On the Effective Date, Vistra entered into a tax receivable agreement (the TRA) with a transfer agent on behalf of certain former first-lien creditors of TCEH. The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we realize in periods after Emergence as a result of (a) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (b) the tax basis of all assets acquired in connection with the acquisition of two CCGT natural gas-fueled generation facilities in April 2016 and (c) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Pursuant to the TRA, we issued the TRA Rights for the benefit of the first-lien secured creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Such TRA Rights are entitled to certain registration rights more fully described in the Registration Rights Agreement (see Note 16).

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
TRA obligation at the beginning of the period	$455	$420
Accretion expense	34	31
Changes in tax assumptions impacting timing of payments (a)	(20)	(67)
Impacts of Tax Receivable Agreement	14	(36)
TRA obligation at the end of the period	469	384
Less amounts due currently	(1)	—
TRA obligation at the end of the period (noncurrent)	$468	$384
____________
(a)During the three and six months ended June 30, 2020, we recorded decreases to the carrying value of the TRA obligation totaling $11 million and $20 million, respectively, as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act changes to Section 163(j) percentage limitation amount. During the three and six months ended June 30, 2019, we recorded decreases to the carrying value of the TRA obligation totaling $48 million and $67 million, respectively, as a result of adjustments to forecasted taxable income and higher net operating losses acquired in the Merger.

As of June 30, 2020, the estimated carrying value of the TRA obligation totaled $469 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of June 30, 2020, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stock — basic	$166	$356	$222	$581
Weighted average shares of common stock outstanding — basic (a)	488,680,442	499,778,235	488,312,503	499,213,522
Net income per weighted average share of common stock outstanding — basic	$0.34	$0.71	$0.45	$1.16
Dilutive securities: Stock-based incentive compensation plan	1,788,293	7,722,148	2,397,429	8,035,398
Weighted average shares of common stock outstanding — diluted	490,468,735	507,500,383	490,709,932	507,248,920
Net income per weighted average share of common stock outstanding — diluted	$0.34	$0.70	$0.45	$1.15
____________
(a)For the three and six months ended June 30, 2019, the minimum settlement amount of tangible equity units, or 15,207,600 shares, are considered to be outstanding and are included in the computation of basic net income per share.

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 13,978,168 and 2,910,226 for the three months ended June 30, 2020 and 2019, respectively, and 12,123,691 and 7,577,246 shares for the six months ended June 30, 2020 and 2019, respectively.

10. ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2020, extending the term of the Receivables Facility from July 2020 to July 2021, with the ability to borrow $550 million beginning with the settlement date in July 2020 until the settlement date in August 2020, $625 million from the settlement date in August 2020 until the settlement date in November 2020, $550 million from the settlement date in November 2020 until the settlement date in December 2020 and $450 million thereafter for the remaining term of the Receivables Facility.

Under the Receivables Facility, TXU Energy and Dynegy Energy Services are obligated to sell or contribute, on an ongoing basis and without recourse, their accounts receivable to TXU Energy's special purpose subsidiary, RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may, from time to time, sell an undivided interest in all the receivables acquired from TXU Energy and Dynegy Energy Services to the Purchasers, and its assets and credit are not available to satisfy the debts and obligations of any person, including affiliates of RecCo. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings on the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the trade receivables on behalf of RecCo and the Purchasers, as applicable.

As of June 30, 2020, outstanding borrowings under the receivables facility totaled $450 million and were supported by $639 million of RecCo gross receivables. As of December 31, 2019, outstanding borrowings under the receivables facility totaled $450 million and were supported by $629 million of RecCo gross receivables.

11. LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	June 30, 2020	December 31, 2019
Vistra Operations Credit Facilities	$2,586	$2,700
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
Total Vistra Operations Senior Unsecured Notes	3,600	3,600
Vistra Senior Unsecured Notes:
5.875% Senior Unsecured Notes, due June 1, 2023	—	500
8.000% Senior Unsecured Notes, due January 15, 2025	—	81
8.125% Senior Unsecured Notes, due January 30, 2026 (a)	166	166
Total Vistra Senior Unsecured Notes	166	747
Other:
Forward Capacity Agreements	101	161
Equipment Financing Agreements	91	99
8.82% Building Financing due semiannually through February 11, 2022 (b)	13	15
Other	4	12
Total other long-term debt	209	287
Unamortized debt premiums, discounts and issuance costs (c)	(63)	(55)
Total long-term debt including amounts due currently	9,598	10,379
Less amounts due currently	(337)	(277)
Total long-term debt less amounts due currently	$9,261	$10,102
____________
(a)Vistra redeemed all of its outstanding 8.125% senior unsecured notes due 2026 in July 2020.
(b)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.
(c)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At June 30, 2020, the Vistra Operations Credit Facilities consisted of up to $5.311 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.586 billion (Term Loan B-3 Facility).

In March 2020, Vistra Operations repurchased $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875 and cancelled them. We recorded an extinguishment gain of $6 million on the transaction in the six months ended June 30, 2020.

During the six months ended June 30, 2020, we borrowed $925 million and repaid $725 million under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

In June 2019, Vistra Operations used the net proceeds from the June 2019 Senior Secured Notes Offerings (described below) to repay $889 million under the Term Loan B-1 Facility, the entire amount outstanding of $977 million under Term Loan B-2 Facility (and together with the Term Loan B-1 Facility and the Term Loan B-3 Facility, the Term Loan B Facility) and $134 million under the Term Loan B-3 Facility. We recorded an extinguishment loss of $4 million on the transactions in the three months ended June 30, 2019.

In March 2019 and May 2019 the Vistra Operations Credit Facilities were amended whereby we obtained $225 million of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $50 million. Fees and expenses related to the amendments to the Vistra Operations Credit Facilities totaled $2 million for the six months ended June 30, 2019, which were capitalized as a noncurrent asset.

The Vistra Operations Credit Facilities and related available capacity at June 30, 2020 are presented below.

		June 30, 2020
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$550	$1,287
Term Loan B-3 Facility	December 31, 2025	2,586	2,586	—
Total Vistra Operations Credit Facilities		$5,311	$3,136	$1,287
___________
(a)Facility to be used for general corporate purposes. Facility includes a $2.35 billion letter of credit sub-facility, of which $888 million of letters of credit were outstanding at June 30, 2020 and which reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

At June 30, 2020, cash borrowings under the Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were $550 million outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At June 30, 2020, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.93% including both the Revolving Credit Facility and the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first-lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. As of June 30, 2020, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of June 30, 2020, Vistra has entered into the following series of interest rate swap transactions.

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
____________
(a)Effective from July 2023 through July 2026.

During 2019, Vistra entered into $2.120 billion of new interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. The remaining existing swaps continue to hedge our exposure on $2.3 billion of debt through July 2026.

Alternate Letter of Credit Facilities

Two alternate letter of credit facilities (each, an Alternative LOC Facility, and collectively, the Alternate LOC Facilities) with an aggregate facility limit of $500 million became effective in the year ended December 31, 2019. At June 30, 2020, $500 million of letters of credit were outstanding under the Alternate LOC Facilities. Of the total facility limit, $250 million matures in December 2020 and $250 million matures in December 2021.

Vistra Operations Senior Secured Notes

In the six months ended June 30, 2019, Vistra Operations issued and sold $2.0 billion aggregate principal amount of senior secured notes (June 2019 Senior Secured Notes) in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (June 2019 Senior Secured Notes Offerings) consisting of the following:

Senior Secured Notes	Maturity Year	Interest Terms (Due Semiannually in Arrears)	June 2019 Senior Secured Notes Offerings (a)
3.550% Senior Secured Notes	2024	January 15 and July 15	$1,200
4.300% Senior Secured Notes	2029	January 15 and July 15	800
Total senior secured notes			$2,000
Net proceeds			$1,976
Debt issuance and other fees (b)			$20
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
(b)Capitalized as a reduction in the carrying amount of the debt.

The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the June 2019 Senior Secured Notes and the 3.700% senior secured notes due 2027 (collectively, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Vistra Operations Senior Unsecured Notes

In the six months ended June 30, 2019, Vistra Operations issued and sold $2.6 billion aggregate principal amount of senior unsecured notes in offerings (the February 2019 Senior Unsecured Notes Offering and the June 2019 Senior Unsecured Notes Offering) to eligible purchasers under Rule 144A and Regulation S under the Securities Act consisting of the following:

Senior Unsecured Notes	Maturity Year	Interest Terms (Due Semiannually in Arrears)	February 2019 Senior Unsecured Notes Offering (a)	June 2019 Senior Unsecured Notes Offering (b)
5.625% Senior Unsecured Notes	2027	February 15 and August 15	1,300	—
5.000% Senior Unsecured Notes	2027	January 31 and July 31	—	1,300
Total			$1,300	$1,300
Net Proceeds			$1,287	$1,287
Debt issuance and other fees (c)			$16	$13
___________
(a)The 5.625% senior unsecured notes due 2027 (the February 2019 Senior Unsecured Notes) were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and J.P. Morgan Securities LLC, as representative of the several initial purchasers. Net proceeds, together with cash on hand, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with (i) the February 2019 Tender Offer (defined below) and (ii) the redemption of approximately $35 million aggregate principal amount of our 7.375% senior unsecured notes due 2022 (7.375% senior notes) and approximately $25 million aggregate principal amount of our outstanding 8.034% senior unsecured notes due 2024 (8.034% senior notes).
(b)The 5.000% senior unsecured notes due 2027 (the June 2019 Senior Unsecured Notes) were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and Goldman Sachs & Co. LLC, as representative of the several initial purchasers. Net proceeds, together with cash on hand, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with (i) the June 2019 Tender Offer (defined below) and (ii) the redemption of approximately $306 million of our outstanding 7.375% senior notes and approximately $87 million of our 7.625% senior unsecured notes due 2024 (7.625% senior notes) in July 2019. We recorded an extinguishment gain of $2 million on the redemptions in the six months ended June 30, 2019.
(c)Capitalized as a reduction in the carrying amount of the debt.

The indentures governing the June 2019 Senior Unsecured Notes, the February 2019 Senior Unsecured Notes and the 5.500% senior unsecured notes due 2026 (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In November 2018, our board of directors (the Board) authorized a bond repurchase program under which up to $200 million principal amount of outstanding Vistra Senior Unsecured Notes could be repurchased. In July 2019, the Board authorized up to $1.0 billion to repay or repurchase any outstanding debt of the Company (or its subsidiaries), with that authority superseding the remaining availability under the $200 million bond repurchase program. Through April 2020, $684 million amount of debt had been repurchased under the $1.0 billion July 2019 authorization, including the repurchase of $100 million principal amount of Term Loan B-3 Facility borrowings discussed above and the redemption of $81 million aggregate principal amount outstanding of 8.000% senior unsecured notes due 2025 (8.000% senior notes) discussed below. In April 2020, the Board authorized up to $1.0 billion to repay or repurchase additional outstanding debt, with this new authority superseding and replacing the $316 million of availability under the previously authorized $1.0 billion debt repurchase program. Through July 31, 2020, approximately $666 million had been repurchased under the $1.0 billion April 2020 authorization, consisting of the redemption of the Vistra 5.875% senior unsecured notes due 2023 (5.875% senior notes) and the redemption of the Vistra 8.125% senior unsecured notes due 2026 (8.125% senior notes), each as described below.

Vistra Senior Unsecured Notes

July 2020 Redemption — In July 2020, Vistra redeemed the entire $166 million aggregate principal amount of 8.125% senior notes, at a redemption price equal to 104.063% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (July 2020 Redemption). Following the July 2020 Redemption, Vistra had no outstanding senior notes at the Parent level.

June 2020 Redemption — In June 2020, Vistra redeemed the entire $500 million aggregate principal amount outstanding of 5.875% senior notes at a redemption price equal to 100.979% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (the June 2020 Redemption). We recorded an extinguishment gain of $3 million on the transaction in the six months ended June 30, 2020.

January 2020 Redemption — In January 2020, Vistra redeemed the entire $81 million aggregate principal amount outstanding of 8.000% senior notes at a redemption price equal to 104.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (January 2020 Redemption, and together with the June 2020 Redemption and the July 2020 Redemption, the Redemptions). We recorded an extinguishment gain of $2 million on the transaction in the six months ended June 30, 2020.

June 2019 Tender Offer — In June 2019, Vistra used the net proceeds from the June 2019 Senior Unsecured Notes Offering to fund a cash tender offer (June 2019 Tender Offer) to purchase for cash $845 million aggregate principal amount of certain notes assumed in the Merger, including $173 million of 7.375% senior notes and $672 million of 7.625% senior notes. We recorded an extinguishment gain of $7 million on the transactions in the six months ended June 30, 2019. In July 2019, Vistra accepted and settled an additional approximately $1 million aggregate principal amount of outstanding 7.625% senior notes that were tendered after the early tender date of the June 2019 Tender Offer.

February 2019 Tender Offer and Consent Solicitation — In February 2019, Vistra used the net proceeds from the February 2019 Senior Unsecured Notes Offering to fund a cash tender offer (February 2019 Tender Offer, and together with the June 2019 Tender Offer, the Tender Offers) to purchase for cash $1.193 billion aggregate principal amount of 7.375% senior notes assumed in the Merger. We recorded an extinguishment gain of $7 million on the transactions in the six months ended June 30, 2019.

In connection with the February 2019 Tender Offer, Vistra also commenced a solicitation of consents from holders of the 7.375% senior notes. Vistra received the requisite consents from the holders of the 7.375% senior notes and amended the indenture governing these senior notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default.

As of June 30, 2020, as a result of the Tender Offers and Redemptions of the Vistra senior unsecured notes, only the 8.125% senior notes remained outstanding. The 8.125% senior notes were redeemed in July 2020.

Other Long-Term Debt

Forward Capacity Agreements — On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2020-2021 in the amount of $101 million. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as long-term debt with an implied interest rate of 2.29%.

Equipment Financing Agreements — On the Merger Date, the Company assumed Dynegy's Equipment Financing Agreements. Under certain of our contractual service agreements in which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency and availability of our generation units. We financed these parts and equipment under agreements with maturities ranging from 2020 to 2026.

Letter of Credit Obligations Assumed in Ambit Transaction — At June 30, 2020, approximately $3 million of letters of credit were outstanding under legacy Ambit agreements, all of which are collateralized with cash and recorded as restricted cash in the condensed consolidated balance sheets.

Maturities

Long-term debt maturities at June 30, 2020 are as follows:

June 30, 2020
Remainder of 2020	$263
2021	96
2022	44
2023	40
2024	1,540
Thereafter	7,678
Unamortized premiums, discounts and debt issuance costs	(63)
Total long-term debt, including amounts due currently	$9,598

12. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of June 30, 2020, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees in the near term.

Letters of Credit

At June 30, 2020, we had outstanding letters of credit totaling $1.391 billion as follows:

•$1.117 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs or RTOs;
•$108 million to support battery and solar development projects;
•$45 million to support executory contracts and insurance agreements;
•$59 million to support our REP financial requirements with the PUCT, and
•$62 million for other credit support requirements.

Surety Bonds

At June 30, 2020, we had outstanding surety bonds totaling $71 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We remain as defendants in two consolidated putative class actions (Wisconsin) and one individual action (Kansas) both pending in federal court in those states.

Wood River Rail Dispute — In November 2017, Dynegy Midwest Generation, LLC (DMG) received notification that BNSF Railway Company and Norfolk Southern Railway Company were initiating dispute resolution related to DMG's suspension of its Wood River Rail Transportation Agreement with the railroads. Settlement discussions required under the dispute resolution process have been unsuccessful. In March 2018, BNSF Railway Company (BNSF) and Norfolk Southern Railway Company (NS) filed a demand for arbitration and an arbitration hearing is currently scheduled for March 2021.

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

ME2C Patent Dispute — In July 2019, Midwest Energy Emissions Corporation and MES Inc. (collectively, the plaintiffs) filed a patent infringement complaint in federal court in Delaware against numerous parties, including Vistra and some of its subsidiaries (collectively, the Vistra defendants), and its amended complaint in July 2020. The amended complaint alleges that the Vistra defendants infringed five patents owned by the plaintiffs by using specific processes for mercury control at certain coal-fueled plants. The amended complaint seeks injunctive relief and unspecified damages. In July 2020, the plaintiffs and the Vistra defendants entered into an agreement resolving all the claims alleged against the Vistra defendants in the complaint. The court signed its stipulation and order of dismissal in July 2020, dismissing the Vistra defendants from the lawsuit.

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

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule develops emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. States must submit their plans for regulating GHG emissions from existing facilities by July 2022. States where we operate coal plants (Texas, Illinois and Ohio) have begun the development of their state plans to comply with the rule. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra submitted comments on that proposed rulemaking in March 2019.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In September 2017, the EPA signed a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the Fifth Circuit Court as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In June 2020, the EPA signed a final rule affirming the prior BART final rule but also includes additional revisions that were proposed in November 2019. As finalized, we expect that we will be able to comply with the rule.

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

CAA Matters

Zimmer NOVs — In December 2014, the EPA issued a notice of violation (NOV) alleging violation of opacity standards at the Zimmer facility. The EPA previously had issued NOVs to Zimmer in 2008 and 2010 alleging violations of the CAA, the Ohio State Implementation Plan and the station's air permits including standards applicable to opacity, sulfur dioxide, sulfuric acid mist and heat input. In January 2020, the U.S. Department of Justice filed a complaint and proposed consent decree agreed to by Dynegy Zimmer, LLC in the U.S. District Court for the Southern District of Ohio that would resolve claims alleged in the 2008, 2010 and 2014 NOVs. The District Court approved that consent decree in May 2020. The consent decree does not have a material impact on our results of operations, liquidity or financial condition.

Coal Combustion Residuals (CCR)/Groundwater

In July 2018, the EPA published a final rule, which became effective in August 2018, that amends certain provisions of the CCR rule that the agency issued in 2015. Among other changes, the 2018 revisions extend closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. Also, in August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. The EPA is expected to undertake further revisions to its CCR regulations in response to the D.C. Circuit Court's ruling. In October 2018, the rule that extends certain closure deadlines to 2020 was challenged in the D.C. Circuit Court. In March 2019, the D.C. Circuit Court granted the EPA's request for remand without vacatur. In December 2019, the EPA issued a proposed rule containing a revised closure deadline for unlined CCR impoundments and new procedures for seeking extensions of that revised closure deadline. We filed comments on the proposal in January 2020. In July 2020, the EPA finalized the December 2019 proposal with a final deadline of April 11, 2021 to initiate closure of unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to retire by either 2023 or 2028 (depending on the size of the impoundment at issue) as a means of compliance. We may decide to avail ourselves of this compliance mechanism for some of our facilities.

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

At our retired Vermilion facility, which was not subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. Plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit and briefing on that appeal is now underway. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. This matter is in the very early stages.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, IEPA issued its proposed rule and we expect the rulemaking process should be completed by early 2021. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site. Public hearings for the proposed rule have been scheduled for August 2020 and September 2020. We will provide testimony during the hearing process.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. The appeal remains pending.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

13. EQUITY

Share Repurchase Program

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and this authorized amount was fully utilized in 2018. In November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (Share Repurchase Program). No repurchases were made under the Share Repurchase Program in the three and six months ended June 30, 2020. In the three months ended June 30, 2019, 8,558,712 shares of our common stock were repurchased under the Share Repurchase Program for approximately $212 million (including related fees and expenses) at an average price of $24.72 per share of common stock. In the six months ended June 30, 2019, 18,100,329 shares of our common stock were repurchased under the Share Repurchase Program for approximately $448 million (including related fees and expenses) at an average price of $24.75 per share of common stock. On a cumulative basis, 59,817,182 shares of our common stock have been repurchased under the Share Repurchase Program for approximately $1.418 billion (including related fees and expenses) at an average price of $23.72 per share of common stock. As of June 30, 2020, approximately $332 million was available for additional repurchases under the Share Repurchase Program.

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

Dividends

In November 2018, Vistra announced the Board adopted a dividend program which we initiated in the first quarter of 2019. Each dividend under the program will be subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and any contractual limitations.

In February 2019, May 2019, July 2019 and October 2019, the Board declared quarterly dividends of $0.125 per share that were paid in March 2019, June 2019, September 2019 and December 2019, respectively.

In February 2020 and April 2020, the Board declared quarterly dividends of $0.135 per share that were paid in March 2020 and June 2020, respectively. In July 2020, the Board declared a quarterly dividend of $0.135 per share that will be paid in September 2020.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2020, Vistra Operations can distribute approximately $6.1 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $740 million and $850 million during the three and six months ended June 30, 2020, respectively, and approximately $3.9 billion, $4.7 billion and $1.1 billion during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2020, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to Parent totaled approximately $1.5 billion.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of June 30, 2020, approximately nine million warrants expiring in 2024 were outstanding. The warrants are immaterial and reflected as equity in our condensed consolidated balance sheets.

Equity

The following table presents the changes to equity for the three months ended June 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2020	$5	$(973)	$9,737	$(780)	$(53)	$7,936	$(10)	$7,926
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	16	—	—	16	—	16
Net income (loss)	—	—	—	166	—	166	(2)	164
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	1	2	—	3	—	3
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044

The following table presents the changes to equity for the six months ended June 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(132)	—	(132)	—	(132)
Effects of stock-based incentive compensation plans	—	—	30	—	—	30	—	30
Net income (loss)	—	—	—	222	—	222	(13)	209
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(22)	(22)	—	(22)
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044
________________
(a)Authorized shares totaled 1,800,000,000 at June 30, 2020. Outstanding common shares totaled 488,772,572 and 487,698,111 at June 30, 2020 and December 31, 2019, respectively. Treasury shares totaled 41,043,224 at both June 30, 2020 and December 31, 2019.

The following table presents the changes to equity for the three months ended June 30, 2019:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2019	$5	$(1,014)	$10,119	$(1,285)	$(21)	$7,804	$2	$7,806
Stock repurchase	—	(212)	—	—	—	(212)	—	(212)
Dividends declared on common stock	—	—	—	(59)	—	(59)	—	(59)
Effects of stock-based incentive compensation plans	—	—	16	—	—	16	—	16
Net income (loss)	—	—	—	356	—	356	(2)	354
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2019	$5	$(1,226)	$10,135	$(989)	$(21)	$7,904	$—	$7,904

The following table presents the changes to equity for the six months ended June 30, 2019:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$5	$(778)	$10,107	$(1,449)	$(22)	$7,863	$4	$7,867
Stock repurchase	—	(448)	—	—	—	(448)	—	(448)
Dividends declared on common stock	—	—	—	(120)	—	(120)	—	(120)
Effects of stock-based incentive compensation plans	—	—	28	—	—	28	—	28
Net income	—	—	—	581	—	581	(3)	578
Adoption of accounting standard	—	—	—	(2)	—	(2)	—	(2)
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	—	1	—	1	(1)	—
Balance at June 30, 2019	$5	$(1,226)	$10,135	$(989)	$(21)	$7,904	$—	$7,904
________________
(a)Authorized shares totaled 1,800,000,000 at June 30, 2019. Outstanding common shares totaled 476,166,856 and 493,215,309 at June 30, 2019 and December 31, 2018, respectively. Treasury shares totaled 51,323,829 and 32,815,783 at June 30, 2019 and December 31, 2018, respectively.

14. FAIR VALUE MEASUREMENTS

We utilize several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. We use a mid-market valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of our assets and liabilities and use valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Our valuation policies and procedures were developed, maintained and validated by a centralized risk management group that reports to the Vistra Chief Financial Officer.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$1,033	$158	$314	$36	$1,541	$1,047	$172	$239	$11	$1,469
Interest rate swaps	—	86	—	—	86	—	—	—	—	—
Nuclear decommissioning trust – equity securities (c)	523	—	—		523	564	—	—		564
Nuclear decommissioning trust – debt securities (c)	—	588	—		588	—	521	—		521
Sub-total	$1,556	$832	$314	$36	2,738	$1,611	$693	$239	$11	2,554
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					355					366
Total assets					$3,093					$2,920
Liabilities:
Commodity contracts	$970	$484	$200	$36	$1,690	$985	$439	$313	$11	$1,748
Interest rate swaps	—	455	—	—	455	—	177	—	—	177
Total liabilities	$970	$939	$200	$36	$2,145	$985	$616	$313	$11	$1,925
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2020 and December 31, 2019:

June 30, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$149	$(32)	$117	Valuation Model	Hourly price curve shape (c)	$—	to	$105	$53
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120	$73
						MWh
Options	74	(121)	(47)	Option Pricing Model	Gas to power correlation (e)	25%	to	100%	63%
					Power and gas volatility (e)	5%	to	675%	341%
Financial transmission rights	76	(13)	63	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$22
						MWh
Other (h)	15	(34)	(19)
Total	$314	$(200)	$114

December 31, 2019
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$64	$(53)	$11	Valuation Model	Hourly price curve shape (c)	$—	to	$115	$58
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120	$70
						MWh
Options	38	(188)	(150)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	440%	223%
Financial transmission rights	120	(26)	94	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10)	to	$40	$15
						MWh
Other (h)	17	(46)	(29)
Total	$239	$(313)	$(74)
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2020 and 2019.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net asset (liability) balance at beginning of period	$28	$(113)	$(74)	$(135)
Total unrealized valuation gains	104	87	98	125
Purchases, issuances and settlements (a):
Purchases	34	61	89	79
Issuances	(3)	(10)	(6)	(17)
Settlements	(34)	(20)	(47)	(42)
Transfers into Level 3 (b)	(2)	3	(1)	5
Transfers out of Level 3 (b)	(13)	(4)	55	(11)
Net change (c)	86	117	188	139
Net asset balance at end of period	$114	$4	$114	$4
Unrealized valuation gains relating to instruments held at end of period	$123	$92	$137	$110
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received and purchases of Financial Transmission Rights.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended June 30, 2020, transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the six months ended June 30, 2020, transfers out of Level 3 primarily consist of gas, power and coal derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,313	$19	$18	$—	$1,350
Noncurrent assets	208	67	2	—	277
Current liabilities	(3)	—	(1,473)	(70)	(1,546)
Noncurrent liabilities	(13)	—	(201)	(385)	(599)
Net assets (liabilities)	$1,505	$86	$(1,654)	$(455)	$(518)

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,323	$—	$10	$—	$1,333
Noncurrent assets	136	—	—	—	136
Current liabilities	(1)	—	(1,510)	(18)	(1,529)
Noncurrent liabilities	—	—	(237)	(159)	(396)
Net assets (liabilities)	$1,458	$—	$(1,737)	$(177)	$(456)

At June 30, 2020 and December 31, 2019, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commodity contracts (Operating revenues)	$6	$549	$263	$776
Commodity contracts (Fuel, purchased power costs and delivery fees)	48	(24)	(58)	3
Interest rate swaps (Interest expense and related charges)	(29)	(108)	(207)	(183)
Net gain (loss)	$25	$417	$(2)	$596

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2020				December 31, 2019
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$1,505	$(1,171)	$(8)	$326	$1,458	$(1,113)	$—	$345
Interest rate swaps	86	(86)	—	—	—	—	—	—
Total derivative assets	1,591	(1,257)	(8)	326	1,458	(1,113)	—	345
Derivative liabilities:
Commodity contracts	(1,654)	1,171	30	(453)	(1,737)	1,113	40	(584)
Interest rate swaps	(455)	86	—	(369)	(177)	—	—	(177)
Total derivative liabilities	(2,109)	1,257	30	(822)	(1,914)	1,113	40	(761)
Net amounts	$(518)	$—	$22	$(496)	$(456)	$—	$40	$(416)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,395	6,160	Million MMBtu
Electricity	436,983	428,367	GWh
Financial transmission rights (b)	212,461	199,648	GWh
Coal	17	22	Million U.S. tons
Fuel oil	165	33	Million gallons
Emissions	37	20	Million tons
Renewable energy certificates	12	11	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2020	December 31, 2019
Fair value of derivative contract liabilities (a)	$(930)	$(692)
Offsetting fair value under netting arrangements (b)	303	167
Cash collateral and letters of credit	91	67
Liquidity exposure	$(536)	$(458)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2020, total credit risk exposure to all counterparties related to derivative contracts totaled $1.712 billion (including associated accounts receivable). The net exposure to those counterparties totaled $378 million at June 30, 2020, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $80 million. At June 30, 2020, the credit risk exposure to the banking and financial sector represented 79% of the total credit risk exposure and 47% of the net exposure.

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

Registration Rights Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, we entered into a Registration Rights Agreement (the Registration Rights Agreement) with certain selling stockholders providing for registration of the resale of the Vistra common stock held by such selling stockholders.

In December 2016, we filed a Form S-1 registration statement with the SEC to register for resale the shares of Vistra common stock held by certain significant stockholders pursuant to the Registration Rights Agreement, which was declared effective by the SEC in May 2017. The registration statement was amended in March 2018. Pursuant to the Registration Rights Agreement, in June 2018, we filed a post-effective amendment to the Form S-1 registration statement on Form S-3, which was declared effective by the SEC in July 2018. Among other things, under the terms of the Registration Rights Agreement:

•if we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities, we will be required to use our reasonable best efforts to offer the other parties to the Registration Rights Agreement the opportunity to register all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement; and

•the selling stockholders received the right, subject to certain conditions and exceptions, to request that we file registration statements or amend or supplement registration statements, with the SEC for an underwritten offering of all or part of their respective shares of Vistra common stock (a Demand Registration), and the Company is required to cause any such registration statement or amendment or supplement (a) to be filed with the SEC promptly and, in any event, on or before the date that is 45 days, in the case of a registration statement on Form S-1, or 30 days, in the case of a registration statement on Form S-3, after we receive the written request from the relevant selling stockholders to effectuate the Demand Registration (as defined in the Registration Rights Agreement) and (b) to become effective as promptly as reasonably practicable and in any event no later than 120 days after it is initially filed.

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra on behalf of the selling stockholders totaled less than $1 million during both the three and six months ended June 30, 2020 and 2019.

Tax Receivable Agreement

On the Effective Date, Vistra entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH. See Note 8 for discussion of the TRA.

17.SEGMENT INFORMATION

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE, (v) MISO and (vi) Asset Closure. Our chief operating decision maker (CODM) reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. Operational results for four facilities retired in late 2019 were recast from the MISO segment to the Asset Closure segment (see Note 4).

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric across 19 states in the U.S.

The ERCOT, PJM, NY/NE (comprising NYISO and ISO-NE) and MISO segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management, all largely within their respective ISO/RTO market.

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 4). Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have not allocated any unrealized gains or losses on the commodity risk management activities to the Asset Closure segment for the generation plants that were retired in 2018 and 2019.

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

Three months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2020	$1,956	$865	$412	$131	$121	$—	$46	$(1,022)	$2,509
June 30, 2019	1,421	1,671	686	254	188	58	47	(1,493)	2,832
Depreciation and amortization:
June 30, 2020	$(82)	$(130)	$(165)	$(48)	$(9)	$—	$(21)	$—	$(455)
June 30, 2019	(59)	(128)	(134)	(39)	(3)	—	(21)	—	(384)
Operating income (loss):
June 30, 2020	$232	$296	$(66)	$(18)	$(32)	$(14)	$(21)	$—	$377
June 30, 2019	(581)	1,047	185	78	46	(27)	(19)	—	729
Net income (loss):
June 30, 2020	$229	$299	$(66)	$(18)	$(32)	$(14)	$(234)	$—	$164
June 30, 2019	(585)	1,056	183	79	46	(26)	(399)	—	354
Six months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2020	$3,864	$1,731	$1,060	$417	$263	$—	$127	$(2,095)	$5,367
June 30, 2019	2,806	2,625	1,391	599	357	143	164	(2,330)	5,755
Depreciation and amortization:
June 30, 2020	$(162)	$(253)	$(303)	$(97)	$(20)	$—	$(40)	$—	$(875)
June 30, 2019	(118)	(259)	(265)	(104)	(7)	—	(37)	—	(790)
Operating income (loss):
June 30, 2020	$329	$552	$68	$10	$(114)	$(30)	$(49)	$—	$766
June 30, 2019	(563)	1,335	348	94	67	(51)	(12)	—	1,218
Net income (loss):
June 30, 2020	$323	$557	$53	$(3)	$(111)	$(31)	$(579)	$—	$209
June 30, 2019	(571)	1,356	346	100	67	(50)	(670)	—	578
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
June 30, 2020	$1	$141	$53	$14	$7	$—	$43	$—	$259
June 30, 2019	1	161	20	5	15	—	27	—	229
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations (1)	Consolidated
June 30, 2020	$(5)	$180	$(76)	$(55)	$(31)	$—	$(8)	$(74)	$(69)
June 30, 2019	6	1,050	184	31	67	—	3	(803)	$538
Six months ended	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Corporate and Other (b)	Eliminations (1)	Consolidated
June 30, 2020	$(5)	$383	$4	$(24)	$(33)	$—	$(1)	$(193)	$131
June 30, 2019	5	1,287	276	32	46	—	19	(968)	$697
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Other includes CAISO operations. Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

18.SUPPLEMENTARY FINANCIAL INFORMATION

Pension and OPEB Plans — Components of Net Benefit Cost

For the three and six months ended June 30, 2020 and 2019, net periodic benefit costs consisted of the following:

	Pension Benefits				OPEB Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2	$2	$4	$4	$—	$—	$—	$—
Other costs	—	—	1	—	2	2	4	4
Net periodic benefit cost	$2	$2	$5	$4	$2	$2	$4	$4

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

Material impairments may occur in the future at coal generation facilities if forward wholesale electricity prices continue to decline or if additional environmental regulations increase the cost of producing electricity at our generation facilities. Specifically, a resolution to the CCR and/or ELG matters could result in increased operating costs and impact the economic viability of our MISO and PJM coal generation facilities (see Note 12).

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest paid/accrued	$121	$154	$249	$305
Unrealized mark-to-market net losses on interest rate swaps	18	119	192	199
Amortization of debt issuance costs, discounts and premiums	4	—	8	(2)
Debt extinguishment gain	(3)	(3)	(11)	(10)
Capitalized interest	(5)	(3)	(9)	(7)
Other	6	7	11	10
Total interest expense and related charges	$141	$274	$440	$495

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 3.53% and 4.03% at June 30, 2020 and 2019.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other income:
Insurance settlement (a)	$2	$8	$5	$19
Funds released from escrow to settle pre-petition claims of our predecessor	—	—	—	9
Interest income	1	3	1	7
All other	2	2	6	4
Total other income	$5	$13	$12	$39
Other deductions:
Loss on disposal of investment in NELP (b)	$1	$—	$29	$—
All other	3	2	6	5
Total other deductions	$4	$2	$35	$5
____________
(a)The amount for the three months ended June 30, 2020 reported in the ERCOT segment. For the six months ended June 30, 2020, $3 million reported in the Corporate and Other non-segment and $2 million reported in the ERCOT segment. The amounts for the three and six months ended June 30, 2019 reported in the ERCOT segment.
(b)For the six months ended June 30, 2020, loss of $15 million reported in the NY/NE segment and $14 million in the PJM segment.

Restricted Cash

	June 30, 2020		December 31, 2019
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$20	$24	$15	$28
Amounts related to restructuring escrow accounts	4	—	43	—
Amounts related to Ambit customer deposits	—	—	19	—
Amounts related to Ambit commodity trading agreement	—	—	62	—
Amounts related to Ambit letters of credit (Note 11)	3	—	8	—
Total restricted cash	$27	$24	$147	$28

Trade Accounts Receivable

	June 30, 2020	December 31, 2019
Wholesale and retail trade accounts receivable	$1,310	$1,401
Allowance for uncollectible accounts	(38)	(36)
Trade accounts receivable — net	$1,272	$1,365

Gross trade accounts receivable at June 30, 2020 and December 31, 2019 included unbilled retail revenues of $483 million and $494 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2020	2019
Allowance for uncollectible accounts receivable at beginning of period (a)	$42	$19
Increase for bad debt expense	45	29
Decrease for account write-offs	(49)	(31)
Allowance for uncollectible accounts receivable at end of period	$38	$17
____________
(a)Includes a $6 million increase recorded due to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (see Note 1).

Inventories by Major Category

	June 30, 2020	December 31, 2019
Materials and supplies	$274	$278
Fuel stock	250	172
Natural gas in storage	17	19
Total inventories	$541	$469

Investments

	June 30, 2020	December 31, 2019
Nuclear plant decommissioning trust	$1,466	$1,451
Assets related to employee benefit plans	37	37
Land	49	49
Total investments	$1,552	$1,537

Investment in Unconsolidated Subsidiary

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At December 31, 2019, our investment in NELP totaled $123 million.

In December 2019, Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., indirect subsidiaries of Vistra, entered into a transaction agreement with NELP and certain indirect subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP in exchange for 100% ownership interest in NJEA, the company which owns the Sayreville facility. The NELP Transaction was approved by FERC in February 2020, and the NELP Transaction closed on March 2, 2020. As a result of the NELP Transaction, Vistra indirectly owns 100% of the Sayreville facility and no longer has any ownership interest in the Bellingham NEA facility. A loss of $29 million was recognized in connection with the NELP Transaction, reflecting the difference between our derecognized investment in NELP and the value of our acquired 100% interest in North Jersey Energy Associates, which was measured in accordance with ASC 805. The loss is reported in our condensed consolidated statements of operations in other deductions.

Equity earnings related to our investment in NELP totaled $3 million for the three months ended June 30, 2019 and $3 million and $9 million for the six months ended June 30, 2020 and 2019, respectively, recorded in equity in earnings (loss) of unconsolidated investment in our condensed consolidated statements of operations. We received distributions totaling $9 million for the three months ended June 30, 2019 and $3 million and $14 million for the six months ended June 30, 2020 and 2019, respectively.

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor Electric Delivery Company LLC's (Oncor) customers as a delivery fee surcharge over the life of the plant and deposited by Vistra (and prior to the Effective Date, a subsidiary of TCEH) in the trust fund. Income and expense, including gains and losses associated with the trust fund assets and the decommissioning liability are offset by a corresponding change in a regulatory asset/liability (currently a regulatory asset reported in other noncurrent assets) that will ultimately be settled through changes in Oncor's delivery fees rates. If funds recovered from Oncor's customers held in the trust fund are determined to be inadequate to decommission the Comanche Peak nuclear generation plant, Oncor would be required to collect all additional amounts from its customers, with no obligation from Vistra, provided that Vistra complied with PUCT rules and regulations regarding decommissioning trusts. A summary of the fair market value of investments in the fund follows:

	June 30, 2020	December 31, 2019
Debt securities (a)	$588	$521
Equity securities (b)	878	930
Total	$1,466	$1,451
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.16% and 3.42% at June 30, 2020 and December 31, 2019, respectively, and an average maturity of ten years and nine years at June 30, 2020 and December 31, 2019, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at June 30, 2020 mature as follows: $194 million in one to five years, $165 million in five to 10 years and $229 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales of securities	$149	$214	$224	$292
Investments in securities	$(154)	$(219)	$(234)	$(302)

Property, Plant and Equipment

	June 30, 2020	December 31, 2019
Power generation and structures	$15,479	$15,205
Land	623	622
Office and other equipment	171	164
Total	16,273	15,991
Less accumulated depreciation	(3,160)	(2,553)
Net of accumulated depreciation	13,113	13,438
Finance lease right-of-use assets	56	59
Nuclear fuel (net of accumulated amortization of $159 million and $216 million)	211	197
Construction work in progress	501	220
Property, plant and equipment — net	$13,881	$13,914

Depreciation expenses totaled $356 million and $312 million for the three months ended June 30, 2020 and 2019, respectively, and $685 million and $647 million for six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.561 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $95 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,320	$410	$508	$2,238	$1,276	$442	$655	$2,373
Additions:
Accretion	22	10	13	45	22	11	16	49
Adjustment for change in estimates (a)	219	(4)	(2)	213	—	(3)	(3)	(6)
Adjustment for obligations assumed through acquisitions	—	—	—	—	—	—	(3)	(3)
Reductions:
Payments	—	(28)	(16)	(44)	—	(32)	(16)	(48)
Liability at end of period	1,561	388	503	2,452	1,298	418	649	2,365
Less amounts due currently	—	(92)	(46)	(138)	—	(132)	(100)	(232)
Noncurrent liability at end of period	$1,561	$296	$457	$2,314	1,298	286	549	2,133
____________
(a)The adjustment for nuclear plant decommissioning resulted from a new cost estimate completed in the second quarter of 2020. Under applicable accounting standards, the liability is remeasured when significant changes in the amount or timing of cash flows occur, and the PUCT requires a new cost estimate at least every five years. The increase in the liability was driven by changes in assumptions including increased costs for labor, equipment and services and a delay in timing of when the U.S. Department of Energy is estimated to begin accepting spent fuel offsite.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2020	December 31, 2019
Retirement and other employee benefits (a)	$324	$295
Identifiable intangible liabilities (Note 6)	294	286
Regulatory liability	—	131
Finance lease liabilities	79	78
Uncertain tax positions, including accrued interest	10	10
Liability for third-party remediation	37	41
Environmental allowances	53	52
Other accrued expenses	154	96
Total other noncurrent liabilities and deferred credits	$951	$989
____________
(a)We have applied settlement accounting in 2020 due to distributions exceeding the current period service and interest costs. For the three and six months ended June 30, 2020, the remeasurement of our pension plan in connection with settlement accounting resulted in an increase in the benefit obligation liability of $1 million and $33 million, respectively, pretax other comprehensive loss of zero and $30 million, respectively, and settlement expense of $1 million and $3 million, respectively, recognized as other deductions in our condensed consolidated statements of operations.

Fair Value of Debt

		June 30, 2020		December 31, 2019
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,594	$2,489	$2,715	$2,717
Vistra Operations Senior Notes	Level 2	6,629	6,890	6,620	6,926
Vistra Senior Notes	Level 2	179	173	774	772
Forward Capacity Agreements	Level 3	99	99	155	155
Equipment Financing Agreements	Level 3	80	80	87	87
Building Financing	Level 2	13	13	16	16
Other debt	Level 3	4	4	12	12

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$382	$300
Restricted cash included in current assets	27	147
Restricted cash included in noncurrent assets	24	28
Total cash, cash equivalents and restricted cash	$433	$475

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash payments related to:
Interest paid	$262	$307
Capitalized interest	(9)	(7)
Interest paid (net of capitalized interest)	$253	$300
Income taxes paid (refunds received) (a)	$(32)	$9
Noncash investing and financing activities:
Construction expenditures (b)	$51	$41
Disposition of investment in NELP	$123	$—
Acquisition of investment in North Jersey Energy Associates	$90	$—
____________
(a)For the six months ended June 30, 2020 and 2019, we paid state income taxes of $5 million and $30 million, respectively, and received federal tax refunds of $37 million and $21 million, respectively.
(b)Represents end-of-period accruals for ongoing construction projects.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2019 Form 10-K, Part II, Item 1A "Risk Factors" in the Company's quarterly report on Form 10-Q for the period ended March 31, 2020 and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q for the three and six months ended June 30, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Ambit Transaction and the Crius Transaction (see Note 2 to the Financial Statements). Operational results for four facilities retired in late 2019 were recast from the MISO segment to the Asset Closure segment (see Note 4 to the Financial Statements).

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

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users. Effective July 2, 2020, we changed our name from Vistra Energy Corp. to Vistra Corp. (Vistra) to distinguish from companies that are involved in exploring for, producing, refining, or transporting fossil fuels (many of which use "energy" in their names) and to better reflect our integrated business model, which combines a retail electricity and natural gas business focused on serving its customers with new and innovative products and services and an electric power generation business powering the communities we serve with safe, reliable power.

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) ERCOT, (iii) PJM, (iv) NY/NE (comprising NYISO and ISO-NE), (v) MISO and (vi) Asset Closure. See Note 17 to the Financial Statements for further information concerning reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

COVID-19 Pandemic

With the global outbreak of the novel coronavirus (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the U.S. government has deemed electricity generation, transmission and distribution as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Vistra has an obligation to provide critically needed power to homes, businesses, hospitals and other customers. Vistra remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic to guide our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We will continue to monitor developments affecting both our workforce and our customers, and we have taken, and will continue to take, health and safety measures that we determine are necessary in order to mitigate the impacts. To date, as a result of these business continuity measures, the Company has not experienced material disruptions in our operations due to COVID-19.

The fundamentals of the Company remain strong. Vistra believes it has sufficient available liquidity to continue business operations during this volatile period. As described under Available Liquidity, the Company has total available liquidity of $1.669 billion as of June 30, 2020, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues, the Company believes it would have additional alternatives to maintain liquidity, including capital expenditure reductions, reductions to planned voluntary debt repayments and cost reductions. As a result of the Company's ongoing initiatives, the Company believes it is well positioned to be able to respond to changes in customer demand, regulation or other factors impacting the Company's business related to the COVID-19 pandemic.

The COVID-19 pandemic presents potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's first or second quarter 2020 results of operations. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part II, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations.

In response to the economic and employment impacts of the COVID-19 outbreak, various states have instituted moratoriums or other conditions on disconnections for retail electricity customers. For example, in March and April 2020, the PUCT issued multiple orders requiring REPs in the ERCOT market to suspend late fees for residential customers through May 15, 2020, and to offer deferred payment plans to customers upon request. The PUCT also enacted the COVID-19 Electricity Relief Program whereby REPs must forego disconnecting customers certified as experiencing COVID-19-related hardship, and if such customer would otherwise be subject to disconnection and meets other qualifications, such REP must request suppression of the delivery charges from the transmission and distribution utility and request a proxy energy charge reimbursement from the COVID-19 Electricity Relief Program of $0.04/kWh, which is currently set to expire on August 31, 2020, unless otherwise extended by the PUCT. Residential customers who cannot pay their electric bill(s) due to unemployment from the effects of the COVID-19 disaster must contact the Low-Income List Administrator (LILA) and provide an attestation of unemployment and other identifying information, followed by documentation of unemployment. The extent and duration of these orders or other regulatory and legislative actions, rules, policies or requirements cannot be estimated at this time.

See Note 7 to the Financial Statements for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

Ambit Transaction

On November 1, 2019 (Ambit Acquisition Date), Volt Asset Company, Inc., an indirect, wholly owned subsidiary of Vistra, completed the acquisition of Ambit (Ambit Transaction). See Note 2 to the Financial Statements for a summary of the Ambit Transaction and business combination accounting.

Crius Transaction

On July 15, 2019, Vienna Acquisition B.C. Ltd., an indirect, wholly owned subsidiary of Vistra, completed the acquisition of the equity interests of two wholly owned subsidiaries of Crius that indirectly own the operating business of Crius (Crius Transaction). See Note 2 to the Financial Statements for a summary of the Crius Transaction and business combination accounting.

Acquisition, Development and Disposition of Generation Facilities

See Note 3 to the Financial Statements for a summary of our battery energy storage projects. See Note 4 to the Financial Statements for a summary of our generation plant retirements in 2019.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 13 to the Financial Statements for more information about our dividend program.

Share Repurchase Program

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and in November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (Share Repurchase Program). See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program, including shares repurchased and remaining amounts available under the Share Repurchase Program.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. In 2019 and 2020, we completed several transactions, including the redemption and repayment of all previously outstanding senior notes issued by Parent, that we believe, in the aggregate, advanced all of these goals. See Note 11 to the Financial Statements for details of our long-term debt activity and Note 10 to the Financial Statements for details of the accounts receivable securitization program.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in ERCOT, PJM, NYISO, ISO-NE, MISO and CAISO at June 30, 2020 were as follows:

	2020	2021
Nuclear/Renewable/Coal Generation:
ERCOT	100%	83%
PJM	100%	97%
MISO	100%	80%
Gas Generation:
ERCOT	100%	53%
PJM	99%	51%
NYISO/ISO-NE	95%	83%
CAISO	100%	80%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pretax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of June 30, 2020.

	Balance 2020 (a)	2021
ERCOT:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$1	$22
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$(18)
Gas Generation: $1.00/MWh increase in spark spread	$1	$20
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(17)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$3	$(27)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(3)	$15
PJM:
Coal Generation: $2.50/MWh increase in power price	$2	$3
Coal Generation: $2.50/MWh decrease in power price	$—	$—
Gas Generation: $1.00/MWh increase in spark spread	$1	$16
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(14)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1
NYISO/ISO-NE:
Gas Generation: $1.00/MWh increase in spark spread	$1	$3
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$—
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$—

	Balance 2020 (a)	2021
MISO/CAISO:
Coal Generation: $2.50/MWh increase in power price	$2	$10
Coal Generation: $2.50/MWh decrease in power price	$—	$(6)
Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$2
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(2)
___________
(a)Balance of 2020 is from July 1, 2020 through December 31, 2020.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2020	2019		2020	2019
Operating revenues	$2,509	$2,832	$(323)	$5,367	$5,755	$(388)
Fuel, purchased power costs and delivery fees	(1,029)	(1,139)	110	(2,362)	(2,600)	238
Operating costs	(412)	(370)	(42)	(792)	(755)	(37)
Depreciation and amortization	(455)	(384)	(71)	(875)	(790)	(85)
Selling, general and administrative expenses	(236)	(210)	(26)	(488)	(392)	(96)
Impairment of long-lived assets	—	—	—	(84)	—	(84)
Operating income	377	729	(352)	766	1,218	(452)
Other income	5	13	(8)	12	39	(27)
Other deductions	(4)	(2)	(2)	(35)	(5)	(30)
Interest expense and related charges	(141)	(274)	133	(440)	(495)	55
Impacts of Tax Receivable Agreement	(6)	33	(39)	(14)	36	(50)
Equity in earnings of unconsolidated investment	1	3	(2)	4	10	(6)
Income before income taxes	232	502	(270)	293	803	(510)
Income tax expense	(68)	(148)	80	(84)	(225)	141
Net income	$164	$354	$(190)	$209	$578	$(369)

	Three Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,956	$865	$412	$131	$121	$—	$(976)	$2,509
Fuel, purchased power costs and delivery fees	(1,468)	(223)	(204)	(58)	(85)	—	1,009	(1,029)
Operating costs	(28)	(196)	(94)	(31)	(45)	(9)	(9)	(412)
Depreciation and amortization	(82)	(130)	(165)	(48)	(9)	—	(21)	(455)
Selling, general and administrative expenses	(146)	(20)	(15)	(12)	(14)	(5)	(24)	(236)
Operating income (loss)	232	296	(66)	(18)	(32)	(14)	(21)	377
Other income	—	3	1	—	1	—	—	5
Other deductions	—	(2)	(1)	—	—	—	(1)	(4)
Interest expense and related charges	(3)	2	(1)	—	(1)	—	(138)	(141)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(6)	(6)
Equity in earnings of unconsolidated investment	—	—	1	—	—	—	—	1
Income (loss) before income taxes	229	299	(66)	(18)	(32)	(14)	(166)	232
Income tax expense	—	—	—	—	—	—	(68)	(68)
Net income (loss)	$229	$299	$(66)	$(18)	$(32)	$(14)	$(234)	$164

	Three Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,421	$1,671	$686	$254	$188	$58	$(1,446)	$2,832
Fuel, purchased power costs and delivery fees	(1,828)	(299)	(265)	(100)	(78)	(42)	1,473	(1,139)
Operating costs	(11)	(174)	(86)	(25)	(34)	(32)	(8)	(370)
Depreciation and amortization	(59)	(128)	(134)	(39)	(3)	—	(21)	(384)
Selling, general and administrative expenses	(104)	(23)	(16)	(12)	(27)	(11)	(17)	(210)
Operating income (loss)	(581)	1,047	185	78	46	(27)	(19)	729
Other income	—	8	—	—	2	1	2	13
Other deductions	—	(2)	—	—	—	—	—	(2)
Interest expense and related charges	(4)	3	(3)	(1)	(2)	—	(267)	(274)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	33	33
Equity in earnings of unconsolidated investment	—	—	1	2	—	—	—	3
Income (loss) before income taxes	(585)	1,056	183	79	46	(26)	(251)	502
Income tax expense	—	—	—	—	—	—	(148)	(148)
Net income (loss)	$(585)	$1,056	$183	$79	$46	$(26)	$(399)	$354

Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner during a period of significant economic disruption. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with expectations and significant cash from operations despite general uncertainty in the overall economy.

Consolidated results decreased $190 million to net income of $164 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The change in results is driven by a $519 million decrease in unrealized net (gains) losses on hedging transactions.

For the three months ended June 30, 2020 and 2019, operating costs increased $42 million to $412 million primarily driven by increased LTSA costs and incremental expense related to our COVID-19 response.

For the three months ended June 30, 2020 and 2019, selling, general and administrative expense increased by $26 million, primarily due to the increased expense resulting from the acquisition of Crius in July 2019 and Ambit in November 2019.

Interest expense and related charges decreased $133 million to $141 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 driven by a $101 million decrease in unrealized mark-to-market losses on interest rate swaps and a $33 million decrease in interest paid/accrued reflecting the reduction in higher interest Vistra senior unsecured notes through the Redemptions and Tender Offers in 2019 and 2020. See Note 18 to the Financial Statements.

For the three months ended June 30, 2020 and 2019, the Impacts of the Tax Receivable Agreement totaled expense of $6 million and income of $33 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.
For the three months ended June 30, 2020, income tax expense totaled $68 million and the effective tax rate was 29.3%. For the three months ended June 30, 2019, income tax expense totaled $148 million and the effective tax rate was 29.5%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Six Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,864	$1,731	$1,060	$417	$263	$—	$(1,968)	$5,367
Fuel, purchased power costs and delivery fees	(3,014)	(494)	(481)	(231)	(159)	—	2,017	(2,362)
Operating costs	(58)	(393)	(167)	(54)	(88)	(18)	(14)	(792)
Depreciation and amortization	(162)	(253)	(303)	(97)	(20)	—	(40)	(875)
Selling, general and administrative expenses	(301)	(39)	(41)	(25)	(26)	(12)	(44)	(488)
Impairment of long-lived assets	—	—	—	—	(84)	—	—	(84)
Operating income (loss)	329	552	68	10	(114)	(30)	(49)	766
Other income	—	4	—	1	4	1	2	12
Other deductions	—	(3)	(14)	(15)	—	(2)	(1)	(35)
Interest expense and related charges	(6)	4	(3)	(1)	(1)	—	(433)	(440)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(14)	(14)
Equity in earnings of unconsolidated investment	—	—	2	2	—	—	—	4
Income (loss) before income taxes	323	557	53	(3)	(111)	(31)	(495)	293
Income tax expense	—	—	—	—	—	—	(84)	(84)
Net income (loss)	$323	$557	$53	$(3)	$(111)	$(31)	$(579)	$209

	Six Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,806	$2,625	$1,391	$599	$357	$143	$(2,166)	$5,755
Fuel, purchased power costs and delivery fees	(3,024)	(633)	(581)	(329)	(171)	(101)	2,239	(2,600)
Operating costs	(22)	(359)	(169)	(50)	(68)	(71)	(16)	(755)
Depreciation and amortization	(118)	(259)	(265)	(104)	(7)	—	(37)	(790)
Selling, general and administrative expenses	(205)	(39)	(28)	(22)	(44)	(22)	(32)	(392)
Operating income (loss)	(563)	1,335	348	94	67	(51)	(12)	1,218
Other income	—	20	—	—	3	1	15	39
Other deductions	—	(4)	—	—	—	—	(1)	(5)
Interest expense and related charges	(8)	5	(5)	(1)	(3)	—	(483)	(495)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	36	36
Equity in earnings of unconsolidated investment	—	—	3	7	—	—	—	10
Income (loss) before income taxes	(571)	1,356	346	100	67	(50)	(445)	803
Income tax benefit	—	—	—	—	—	—	(225)	(225)
Net income (loss)	$(571)	$1,356	$346	$100	$67	$(50)	$(670)	$578

Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner during a period of significant economic disruption. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with expectations and significant cash from operations of $1.309 billion for the six months ended June 30, 2020 despite general uncertainty in the overall economy.

Consolidated results decreased $369 million to net income of $209 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The change in results is driven by a $580 million decrease in unrealized gains on hedging transactions, an $84 million impairment of assets related to our Joppa/EEI coal plant and a $29 million loss on disposal of our equity method investment in Northeast Energy, LP (NELP). See Note 18 to the Financial Statements.

For the six months ended June 30, 2020 and 2019, operating costs increased $37 million to $792 million primarily driven by increased LTSA costs and incremental expense related to our COVID-19 response.

For the six months ended June 30, 2020 and 2019, selling, general and administrative expense increased by $96 million, primarily due to the increased expense resulting from the acquisition of Crius in July 2019 and Ambit in November 2019 and a nonrecurring charge of approximately $10 million related to gross receipts taxes.

Interest expense and related charges decreased $55 million to $440 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 driven by a $56 million decrease in interest paid/accrued reflecting the reduction in higher interest Vistra senior unsecured notes through the Redemptions and Tender Offers in 2019 and 2020 and a $7 million decrease in unrealized mark-to-market losses on interest rate swaps. See Note 18 to the Financial Statements.

For the six months ended June 30, 2020 and 2019, the Impacts of the Tax Receivable Agreement totaled expense of $14 million and income of $36 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the six months ended June 30, 2020, income tax expense totaled $84 million and the effective tax rate was 28.7%. For the six months ended June 30, 2019, income tax expense totaled $225 million and the effective tax rate was 28.0%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Discussion of Adjusted EBITDA

Non-GAAP Measures — In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including EBITDA and Adjusted EBITDA as performance measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are, by definition, an incomplete understanding of Vistra and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

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

Adjusted EBITDA — Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2020	2019		2020	2019
Net income	$164	$354	$(190)	$209	$578	$(369)
Income tax expense	68	148	(80)	84	225	(141)
Interest expense and related charges (a)	141	274	(133)	440	495	(55)
Depreciation and amortization (b)	472	399	73	912	824	88
EBITDA before Adjustments	845	1,175	(330)	1,645	2,122	(477)
Unrealized net (gain) loss resulting from hedging transactions	2	(517)	519	(123)	(703)	580
Fresh start/purchase accounting impacts	30	20	10	34	33	1
Impacts of Tax Receivable Agreement	6	(33)	39	14	(36)	50
Non-cash compensation expenses	17	11	6	30	24	6
Transition and merger expenses	—	27	(27)	19	44	(25)
Impairment of long-lived assets	—	—	—	84	—	84
Loss on disposal of investment in NELP	1	—	1	29	—	29
COVID-19-related expenses (c)	12	—	12	14	—	14
Other, net	3	9	(6)	3	10	(7)
Adjusted EBITDA	$916	$692	$224	$1,749	$1,494	$255
____________
(a)Includes unrealized mark-to-market net losses on interest rate swaps of $18 million and $119 million for the three months ended June 30, 2020 and 2019, respectively, and $192 million and $199 million for the six months ended June 30, 2020 and 2019, respectively.
(b)Includes nuclear fuel amortization in the ERCOT segment of $17 million and $15 million for the three months ended June 30, 2020 and 2019, respectively, and $37 million and $34 million for the six months ended June 30, 2020 and 2019, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Three Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$229	$299	$(66)	$(18)	$(32)	$(14)	$(234)	$164
Income tax expense	—	—	—	—	—	—	68	68
Interest expense and related charges (a)	3	(2)	1	—	1	—	138	141
Depreciation and amortization (b)	82	147	165	48	9	—	21	472
EBITDA before Adjustments	314	444	100	30	(22)	(14)	(7)	845
Unrealized net (gain) loss resulting from hedging transactions	81	(190)	67	33	14	—	(3)	2
Fresh start/purchase accounting impacts	5	(2)	12	7	8	—	—	30
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	6	6
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	1	(4)	—	—	—	—	3	—
Loss on disposal of investment in NELP	—	—	1	—	—	—	—	1
COVID-19-related expenses (c)	—	9	2	—	1	—	—	12
Other, net	—	3	1	2	2	1	(6)	3
Adjusted EBITDA	$401	$260	$183	$72	$3	$(13)	$10	$916
____________
(a)Includes $18 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $17 million in ERCOT segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Three Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$(585)	$1,056	$183	$79	$46	$(26)	$(399)	$354
Income tax expense	—	—				—	148	148
Interest expense and related charges (a)	4	(3)	3	1	2	—	267	274
Depreciation and amortization (b)	59	143	134	39	3	—	21	399
EBITDA before Adjustments	(522)	1,196	320	119	51	(26)	37	1,175
Unrealized net (gain) loss resulting from hedging transactions	797	(1,047)	(163)	(32)	(65)	—	(7)	(517)
Fresh start/purchase accounting impacts	15	(1)	2	1	3	1	(1)	20
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(33)	(33)
Non-cash compensation expenses	—	—	—	—	—	—	11	11
Transition and merger expenses	—	5	1	1	17	—	3	27
Other, net	3	3	7	2	5	—	(11)	9
Adjusted EBITDA	$293	$156	$167	$91	$11	$(25)	$(1)	$692
____________
(a)Includes $119 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $15 million in ERCOT segment.

	Six Months Ended June 30, 2020
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$323	$557	$53	$(3)	$(111)	$(31)	$(579)	$209
Income tax expense	—	—	—	—	—	—	84	84
Interest expense and related charges (a)	6	(4)	3	1	1	—	433	440
Depreciation and amortization (b)	162	290	303	97	20	—	40	912
EBITDA before Adjustments	491	843	359	95	(90)	(31)	(22)	1,645
Unrealized net (gain) loss resulting from hedging transactions	202	(371)	1	12	24	—	9	(123)
Fresh start/purchase accounting impacts	8	(5)	14	7	10	—	—	34
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	14	14
Non-cash compensation expenses	—	—	—	—	—	—	30	30
Transition and merger expenses	6	(2)	7	—	—	—	8	19
Impairment of long-lived assets	—	—	—	—	84	—	—	84
Loss on disposal of investment in NELP	—	—	14	15	—	—	—	29
COVID-19-related expenses (c)	—	9	2	1	1	—	1	14
Other, net	5	3	4	2	2	1	(14)	3
Adjusted EBITDA	$712	$477	$401	$132	$31	$(30)	$26	$1,749
____________
(a)Includes $192 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $37 million in ERCOT segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Six Months Ended June 30, 2019
	Retail	ERCOT	PJM	NY/NE	MISO	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$(571)	$1,356	$346	$100	$67	$(50)	$(670)	$578
Income tax expense	—	—	—	—	—	—	225	225
Interest expense and related charges (a)	8	(5)	5	1	3	—	483	495
Depreciation and amortization (b)	118	293	265	104	7	—	37	824
EBITDA before Adjustments	(445)	1,644	616	205	77	(50)	75	2,122
Unrealized net (gain) loss resulting from hedging transactions	961	(1,298)	(255)	(38)	(50)	—	(23)	(703)
Fresh start/purchase accounting impacts	29	—	(5)	3	6	2	(2)	33
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(36)	(36)
Non-cash compensation expenses	—	—	—	—	—	—	24	24
Transition and merger expenses	—	6	3	2	24	—	9	44
Other, net	5	8	9	5	10	1	(28)	10
Adjusted EBITDA	$550	$360	$368	$177	$67	$(47)	$19	$1,494
____________
(a)Includes $199 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $34 million in ERCOT segment.

Retail Segment — Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019		2020	2019
Operating revenues:
Revenues in ERCOT	$1,426	$1,110	$316	$2,697	$2,157	$540
Revenues in Northeast/Midwest	540	315	225	1,180	663	517
Amortization expense	(5)	(10)	5	(8)	(19)	11
Other revenues	(5)	6	(11)	(5)	5	(10)
Total operating revenues	1,956	1,421	535	3,864	2,806	1,058
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(948)	(689)	(259)	(1,902)	(1,360)	(542)
Unrealized net gains (losses) on hedging activities with affiliates	(76)	(803)	727	(195)	(968)	773
Unrealized net gains (losses) on hedging activities	—	—	—	(2)	2	(4)
Delivery fees	(448)	(346)	(102)	(877)	(694)	(183)
Other costs (a)	4	10	(6)	(38)	(4)	(34)
Total fuel, purchased power costs and delivery fees	(1,468)	(1,828)	360	(3,014)	(3,024)	10
Net income (loss)	$229	$(585)	$814	$323	$(571)	$894
Adjusted EBITDA	$401	$293	$108	$712	$550	$162
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	13,184	10,693	2,491	24,974	20,476	4,498
Sales volumes in Northeast/Midwest	8,320	6,012	2,308	17,537	12,563	4,974
Total retail electricity sales volumes	21,504	16,705	4,799	42,511	33,039	9,472
Weather (North Texas average) - percent of normal (b):
Cooling degree days	93.0%	81.0%		95.0%	79.0%
Heating degree days	153.0%	107.0%		88.0%	111.0%
____________
(a)For the three and six months ended June 30, 2020, includes third-party fuel and power purchases of ($5) million and $37 million, respectively.
(b)Weather data is obtained from Weatherbank, Inc. For the three and six months ended June 30, 2020, normal is defined as the average over the 10-year period from June 2010 to June 2019. For the three and six months ended June 30, 2019, normal is defined as the average over the 10-year period from June 2009 to June 2018.

Net income increased by $814 million to $229 million and Adjusted EBITDA increased by $108 million to $401 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Net income increased by $894 million to $323 million and Adjusted EBITDA increased by $162 million to $712 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Three Months Ended June 30, 2020 Compared to 2019	Six Months Ended June 30, 2020 Compared to 2019
Higher margin primarily driven by the addition of Crius acquired in July 2019 and Ambit acquired in November 2019	151	$252
Other driven by higher SG&A expense and bad debt expense primarily due to the addition of Crius and Ambit	(43)	(90)
Change in Adjusted EBITDA	$108	$162
Change in depreciation and amortization expenses driven by Crius/Ambit intangibles	(14)	(35)
Favorable impact of lower unrealized net losses on hedging activities	716	759
Lower transition and merger and other expenses	13	17
Change in net income (loss)	$823	$903

Generation — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues:
Electricity sales	$205	$228	$211	$240	$67	$124	$57	$86
Capacity revenue from ISO/RTO	—	—	15	53	10	72	4	8
Sales to affiliates	479	392	261	209	108	29	99	31
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(22)	22	(4)	(6)	(20)	(13)	(10)	(4)
Unrealized net gains (losses) on hedging activities	17	393	(6)	64	(16)	38	5	35
Unrealized net gains (losses) on hedging activities with affiliates	185	635	(66)	126	(19)	6	(26)	36
Other revenues	1	1	1	—	1	(2)	(8)	(4)
Operating revenues	865	1,671	412	686	131	254	121	188
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(203)	(268)	(206)	(244)	(73)	(99)	(102)	(74)
Fuel for generation facilities and purchased power costs from affiliates	2	—	(2)	—	1	—	1	—
Unrealized (gains) losses from hedging activities	10	(3)	9	(21)	20	1	17	(2)
Unrealized net (gains) losses on hedging activities with affiliates	—	—	—	—	2	—	—	—
Ancillary and other costs	(32)	(28)	(5)	—	(8)	(2)	(1)	(2)
Fuel, purchased power costs and delivery fees	(223)	(299)	(204)	(265)	(58)	(100)	(85)	(78)
Net income (loss)	$299	$1,056	$(66)	$183	$(18)	$79	$(32)	$46
Adjusted EBITDA	$260	$156	$183	$167	$72	$91	$3	$11

	Three Months Ended June 30,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Production volumes (GWh):
Natural gas facilities	7,525	8,939	9,291	7,936	2,995	3,687
Lignite and coal facilities	6,716	5,800	2,377	2,705			2,325	3,297
Nuclear facilities	4,551	4,060
Solar/Battery facilities	129	131
Capacity factors:
CCGT facilities	42.2%	49.1%	67.9%	59.9%	29.0%	35.7%
Lignite and coal facilities	68.3%	59.0%	31.3%	35.6%			33.4%	47.4%
Nuclear facilities	90.6%	80.8%
Weather - percent of normal (a):
Cooling degree days	96.0%	92.0%	99.0%	89.0%	105.0%	80.0%	106.0%	86.0%
Heating degree days	158.0%	136.0%	144.0%	83.0%	130.0%	100.0%	117.0%	93.0%
Market pricing:
Average ERCOT North power price ($/MWh)	$16.45	$25.09
Average NYMEX Henry Hub natural gas price ($/MMBTU)	$1.65	$2.51
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub			$20.80	$28.60
AEP Dayton Hub			$21.30	$28.90
NYISO Zone C					$16.29	$21.80
Massachusetts Hub					$20.32	$27.21
Indiana Hub							$24.15	$29.69
Northern Illinois Hub							$19.26	$26.73
Average natural gas price (c):
TetcoM3 ($/MMBtu)			$1.43	$2.21
Algonquin Citygates ($/MMBtu)					$1.51	$2.33
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(c)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	Three Months Ended June 30, 2020 Compared to 2019
	ERCOT	PJM	NY/NE	MISO
Favorable/(unfavorable) change in revenue net of fuel	$128	$12	$(16)	$9
Favorable/(unfavorable) change in other operating costs	(14)	5	1	(11)
Unfavorable change in selling. general and administrative expenses	(3)	—	(1)	(7)
Other	(7)	(1)	(3)	1
Change in Adjusted EBITDA	$104	$16	$(19)	$(8)
Favorable/(unfavorable) change in depreciation and amortization	4	(31)	(9)	(6)
Change in unrealized net (gains)/losses on hedging activities	(857)	(230)	(65)	(79)
Fresh start/purchase accounting impacts	(7)	(10)	(6)	(5)
Transition and merger expenses	9	1	1	17
Other (including interest)	(10)	5	1	3
Change in Net income (loss)	$(757)	$(249)	$(97)	$(78)

The change in ERCOT segment results was driven by improved realized margin through hedging activities and plant optimization efforts, partially offset by higher operating costs, lower insurance reimbursement and lower unrealized gains.

The change in PJM segment results was driven by lower unrealized hedging gains, lower capacity revenue and increased depreciation expense, partially offset by improved realized margin through hedging activities and plant optimization efforts.

The change in NY/NE segment results was driven by lower capacity revenue and higher unrealized losses, partially offset by improved realized margin through hedging activities and plant optimization efforts.

The change in MISO segment results was driven by lower unrealized hedging gains and higher operating costs.

Generation — Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues:
Electricity sales	$470	$587	$439	$564	$140	$375	$127	$228
Capacity revenue from ISO/RTO	—	—	30	120	35	152	9	18
Sales to affiliates	878	750	586	431	265	43	171	74
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(64)	(9)	12	(15)	(21)	(34)	(26)	(20)
Unrealized net gains on hedging activities	193	515	17	132	6	60	20	44
Unrealized net gains (losses) on hedging activities with affiliates	254	781	(25)	159	(9)	6	(27)	22
Other revenues	—	1	1	—	1	(3)	(11)	(9)
Operating revenues	1,731	2,625	1,060	1,391	417	599	263	357
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(419)	(587)	(462)	(560)	(233)	(331)	(167)	(171)
Fuel for generation facilities and purchased power costs from affiliates	4	—	(4)	—	—	—	2	—
Unrealized (gains) losses from hedging activities	(12)	11	(5)	(21)	10	6	9	4

	Six Months Ended June 30,
	ERCOT		PJM		NY/NE		MISO
	2020	2019	2020	2019	2020	2019	2020	2019
Unrealized (gains) losses from hedging activities with affiliates	—	—	—	—	2	—	—	—
Ancillary and other costs	(67)	(57)	(10)	—	(10)	(4)	(3)	(4)
Fuel, purchased power costs and delivery fees	(494)	(633)	(481)	(581)	(231)	(329)	(159)	(171)
Net income (loss)	$557	$1,356	$53	$346	$(3)	$100	$(111)	$67
Adjusted EBITDA	$477	$360	$401	$368	$132	$177	$31	$67
Production volumes (GWh):
Natural gas facilities	16,389	17,330	18,721	17,457	6,713	8,640
Lignite and coal facilities	12,279	12,780	5,203	7,644			5,193	7,977
Nuclear facilities	9,775	8,678
Solar/Battery facilities	208	217
Capacity factors:
CCGT facilities	46.6%	49.0%	70.1%	67.1%	32.7%	42.1%
Lignite and coal facilities	62.8%	65.4%	34.4%	50.6%			37.5%	57.6%
Nuclear facilities	97.8%	86.9%
Weather - percent of normal (a):
Cooling degree days	102.0%	89.0%	99.0%	89.0%	105.0%	80.0%	106.0%	86.0%
Heating degree days	81.0%	110.0%	91.0%	98.0%	92.0%	101.0%	89.0%	99.0%
Market pricing:
Average ERCOT North power price ($/MWh)	$17.92	$24.75
Average NYMEX Henry Hub natural gas price ($/MMBTU)	$1.76	$2.70
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub			$21.65	$31.25
AEP Dayton Hub			$21.84	$30.77
NYISO Zone C					$17.31	$27.80
Massachusetts Hub					$22.45	$37.42
Indiana Hub							$24.40	$31.81
Northern Illinois Hub							$20.25	$28.31
Average natural gas price (c):
TetcoM3 ($/MMBtu)			$1.60	$2.77
Algonquin Citygates ($/MMBtu)					$1.87	$3.70
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(c)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income (loss) and Adjusted EBITDA for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Six Months Ended June 30, 2020 Compared to 2019
	ERCOT	PJM	NY/NE	MISO
Favorable/(unfavorable) change in revenue net of fuel	$167	$30	$(39)	$(8)
Favorable/(unfavorable) change in other operating costs	(24)	14	3	(19)
Unfavorable change in selling. general and administrative expenses	(6)	(3)	(3)	(12)
Other	(20)	(8)	(6)	3
Change in Adjusted EBITDA	$117	$33	$(45)	$(36)
Favorable/(unfavorable) change in depreciation and amortization	11	(38)	7	(13)
Change in unrealized net (gains)/losses on hedging activities	(927)	(256)	(50)	(74)
Fresh start/purchase accounting impacts	(3)	(19)	(4)	(4)
Transition and merger expenses	8	(4)	2	24
Impairment of long-lived assets	—	—	—	(84)
Loss on disposal of investment in NELP	—	(14)	(15)	—
Other (including interest)	(5)	5	2	9
Change in Net income (loss)	$(799)	$(293)	$(103)	$(178)

The change in ERCOT segment results was driven by lower unrealized hedging gains and lower insurance reimbursement, partially offset by higher realized prices through hedging activities and plant optimization efforts.

The change in PJM segment results was driven by lower unrealized hedging gains, lower capacity revenue and loss on disposal of equity method investment in NELP for 100% ownership of North Jersey Energy Associates (see Note 18 to the Financial Statements), partially offset by higher realized prices through hedging activities and plant optimization efforts.

The change in NY/NE segment results was driven by lower capacity revenue and loss on disposal of equity method investment in NELP for 100% ownership of North Jersey Energy Associates (see Note 18 to the Financial Statements).

The change in MISO segment results was driven by lower unrealized hedging gains, higher operating costs and the impairment of the Joppa/EEI coal facility and related inventory.

Asset Closure Segment — Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019		2020	2019
Operating revenues	$—	$58	$(58)	$—	$143	$(143)
Fuel, purchased power costs and delivery fees	—	(42)	42	—	(101)	101
Operating costs	(9)	(32)	23	(18)	(71)	53
Selling, general and administrative expenses	(5)	(11)	6	(12)	(22)	10
Operating loss	(14)	(27)	13	(30)	(51)	21
Other income	—	1	(1)	1	1	—
Other deductions	—	—	—	(2)	—	(2)
Loss before income taxes	(14)	(26)	12	(31)	(50)	19
Net loss	$(14)	$(26)	$12	$(31)	$(50)	$19
Adjusted EBITDA	$(13)	$(25)	$12	$(30)	$(47)	$17
Production volumes (GWh)	—	1,816	(1,816)	—	4,292	(4,292)

Results for the Asset Closure segment primarily reflect the retirement of the Coffeen, Duck Creek, Havana and Hennepin plants in November and December 2019 (see Note 4 to the Financial Statements). Operating costs for the three and six months ended June 30, 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2020 and 2019. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $123 million and $703 million in unrealized net gains for the six months ended June 30, 2020 and 2019, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2020	2019
Commodity contract net liability at beginning of period	$(279)	$(850)
Settlements/termination of positions (a)	(82)	(76)
Changes in fair value of positions in the portfolio (b)	205	779
Other activity (c)	7	(73)
Commodity contract net liability at end of period	$(149)	$(220)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The six months ended June 30, 2020 and 2019 include reversals of $1 million of previously recorded unrealized losses and $7 million of previously recorded unrealized gains related to Vistra beginning balances, respectively. The six months ended June 30, 2020 and 2019 also include reversals of $21 million and $13 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius Transaction and Ambit Transaction. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2020, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2020
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$108	$(43)	$(2)	$—	$63
Prices provided by other external sources	(247)	(78)	1	(2)	(326)
Prices based on models	39	39	21	15	114
Total	$(100)	$(82)	$20	$13	$(149)

FINANCIAL CONDITION

Operating Cash Flows

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 — Cash provided by operating activities totaled $1.309 billion and $882 million for the six months ended June 30, 2020 and 2019, respectively. The favorable change of $427 million was primarily driven by increased cash from operations and a decrease in cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $147 million and $96 million for the six months ended June 30, 2020 and 2019, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $653 million and $399 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures totaled $588 million and $303 million for the six months ended June 30, 2020 and 2019, respectively. Cash used in investing activities for the six months ended June 30, 2020 and 2019 also reflected net purchases of environmental allowances of $85 million and $107 million, respectively. For the six months ended June 30, 2020 and 2019, capital expenditures consisted of:

	Six Months Ended June 30,
	2020	2019
Capital expenditures, including LTSA prepayments	$297	$247
Nuclear fuel purchases	$36	$20
Growth and development expenditures	$255	$36
Capital expenditures	$588	$303

Financing Cash Flows

Cash used in financing activities totaled $698 million and $170 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily driven by:

•the issuance of $4.6 billion principal amount of Vistra Operations senior secured and unsecured notes in 2019;
•$500 million principal amount of outstanding of 5.875% senior notes redeemed in June 2020;
•$100 million of term loans under the Vistra Operations Credit Facility repaid in March 2020, and
•$81 million principal amount of outstanding of 8.000% senior notes redeemed in January 2020,

partially offset by:

•cash tender offers to purchase approximately $2.0 billion of senior unsecured notes assumed in the Merger in 2019;
•repayment of approximately $2.0 billion of term loans under the Vistra Operations Credit Facilities in 2019;
•$457 million in cash paid for share repurchases in 2019;
•$200 million increase in net short-term borrowings under the Revolving Credit Facility in 2020, and
•$136 million decrease in debt tender offer and other financing fees in 2020 compared to 2019.

Debt Activity

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2020:

	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$382	$300	$82
Vistra Operations Credit Facilities — Revolving Credit Facility	1,287	1,426	(139)
Total available liquidity	$1,669	$1,726	$(57)

The $57 million decrease in available liquidity for the six months ended June 30, 2020 was primarily driven by $588 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $500 million principal amount of outstanding 5.875% senior notes redeemed in June 2020, $100 million of term loans under the Vistra Operations Credit Facility repaid in March 2020, $81 million principal amount of outstanding of 8.000% senior notes redeemed in January 2020 and $132 million in dividends paid to shareholders, partially offset by cash from operations.

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

At June 30, 2020, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$161 million in cash has been posted with counterparties as compared to $202 million posted at December 31, 2019;
•$15 million in cash has been received from counterparties as compared to $8 million received at December 31, 2019;
•$1.117 billion in letters of credit have been posted with counterparties as compared to $1.150 billion posted at December 31, 2019, and
•$17 million in letters of credit have been received from counterparties as compared to $17 million received at December 31, 2019.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's use of NOL carryforwards. We expect to make approximately $55 million in state income tax payments, offset by $13 million in state tax refunds, and $1 million in TRA payments in the next 12 months. In addition, we expect to receive approximately $129 million in AMT refundable credits in the next 12 months.

For the six months ended June 30, 2020, we received a refund of $37 million related to alternative minimum tax credits claimed on Dynegy tax returns. For the six months ended June 30, 2020, there were no federal income tax payments, $5 million in state income tax payments and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. As of June 30, 2020, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2020, Vistra has posted letters of credit in the amount of $59 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $383 million in the form of letters of credit, $10 million in the form of a surety bond and $2 million of cash at June 30, 2020 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $3.1 billion at June 30, 2020) including $550 million of cash borrowings under the Revolving Credit Facility) under such facilities.

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

Under (i) the Vistra Operations Senior Unsecured Indentures and the Vistra Operations Senior Secured Indenture, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, or (ii) as of June 30, 2020, with respect to the 8.125% Senior Unsecured Indenture, a default under any document evidencing indebtedness for borrowed money by Vistra or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $100 million or more, may have resulted in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the 8.125% senior notes, the Vistra Operations Credit Facilities, the Receivables Facility, the Alternate LOC Facilities, and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

Guarantor Summary Financial Information

As of June 30, 2020, our 8.125% senior notes were guaranteed by substantially all of our wholly owned subsidiaries. The following tables summarize the combined financial information of (i) Vistra Corp. (Parent), which is the ultimate parent company and issuer of the senior notes with effect as of the Merger Date, on a stand-alone, unconsolidated basis and (ii) the guarantor subsidiaries of Vistra (Guarantor Subsidiaries). The Guarantor Subsidiaries consist of the wholly owned subsidiaries, which jointly, severally, fully and unconditionally, guarantee the payment obligations under the senior notes. See Note 11 to the Financial Statements for discussion of the senior notes and Note 13 to the Financial Statements for discussion of dividend restrictions of Vistra Operations (a guarantor subsidiary of Vistra) and Parent.

This financial information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Vistra. Transactions between the Parent and the Guarantor Subsidiaries have been eliminated. The inclusion of Vistra's subsidiaries as Guarantor Subsidiaries in the summary financial information is determined as of the most recent balance sheet date presented.

The Parent files a consolidated U.S. federal income tax return. All consolidated income tax expense or benefits and deferred tax assets and liabilities are included in the Guarantor summary financial information presented below.

Six Months Ended June 30, 2020
Revenues	$5,130
Operating income	$829
Net income	$274
Net income attributable to Vistra	$274

	June 30, 2020		June 30, 2020
Current assets	$3,303	Current liabilities	$3,741
Noncurrent assets	21,798	Noncurrent liabilities	13,432
Total assets	$25,101	Total liabilities	$17,173
		Noncontrolling interest	$(12)

Guarantees

See Note 12 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we have no off-balance sheet arrangements which are expected to have any material impact on our financial condition, results of operations or liquidity.

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

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Month-end average VaR	$281	$263
Month-end high VaR	$361	$520
Month-end low VaR	$205	$103

The VaR risk measures in 2020 were primarily comparable to the prior year. Month-end high VaR was lower in 2020 due to lower prices and a decrease in volatility in ERCOT as compared to the prior year.

Interest Rate Risk

At June 30, 2020, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $13 million, taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

Bankruptcies — We are party to (i) certain gas transportation agreements with PG&E and (ii) a long-term resource adequacy contract with PG&E in connection with the Moss Landing battery storage project, which was originally approved by the California Public Utilities Commission (CPUC) in November 2018. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In November 2019, the bankruptcy court approved PG&E's motion requesting approval of the assumption of the resource adequacy contract subject to the CPUC approving the terms of an amendment to the resource adequacy contract, and the CPUC approved the terms of the amendment in January 2020. PG&E emerged from bankruptcy protection in July 2020.

As of June 30, 2020, we had no outstanding accounts receivable from PG&E and accordingly, we have not recorded a reserve related to the pre-petition receivables. While our assumptions and conclusions may change, we could have future impairment losses or be required to seek alternative, higher-cost fuel transportation methods if any of the terms of the gas transportation agreements are not honored by PG&E or the gas transportation agreements are rejected through the bankruptcy process.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.394 billion at June 30, 2020.

At June 30, 2020, Retail segment credit exposure totaled $1.020 billion, including $1.009 billion of trade accounts receivable and $11 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $78 million, resulting in a net exposure of $942 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At June 30, 2020, aggregate ERCOT, PJM, NY/NE and MISO segments credit exposure totaled $374 million including $316 million related to derivative assets and $58 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net ERCOT, PJM, NY/NE and MISO segments exposure was $365 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at June 30, 2020. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$348	$7	$341
Below investment grade or no rating	26	2	24
Totals	$374	$9	$365

Significant (i.e., 10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $218 million, or 60%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
•general industry trends;
•economic conditions, including the impact of any recession or economic downturn;
•pandemics (including COVID-19), weather conditions (including drought and limitations on access to water), and other natural phenomena, and the financial and operational impacts related thereto;
•acts of sabotage, wars or terrorist or cybersecurity threats or activities;
•risk of contract performance claims by us or our counterparties, and risks of, or costs associated with, pursuing or defending such claims;
•our ability to collect trade receivables from counterparties in the amount or at the time expected, if at all;
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
•our ability to maintain prudent financial leverage and achieve our capital allocation objectives;
•our ability to generate sufficient cash flow to make principal and interest payments in respect of, or refinance, our debt obligations;
•our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;
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
•our ability to successfully complete the integration of businesses acquired by Vistra and our ability to successfully capture the full amount of projected operational and financial synergies relating to such transactions, and
•actions by credit rating agencies.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2020. On the Ambit Acquisition Date, we completed the Ambit Transaction. Vistra is currently in the process of integrating certain processes, technology and operations of Ambit, and will continue to evaluate the impact of any related changes to the internal control over financial reporting. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than the changes resulting from the Ambit Transaction, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, with respect to the fiscal quarter covered by this quarterly report on Form 10-Q, we have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the design and operating effectiveness of our internal controls in light of the COVID-19 situation and the fact that the majority of our employees that do not work in our power generation facilities are working remotely.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 12 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There have been no material changes to our risk factors disclosed in our 2019 Form 10-K, except as set forth below.

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

Because we are deemed a critical infrastructure provider that provides a critical service to our customers, we must keep our employees who operate our businesses safe and minimize unnecessary risk of exposure. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We will continue to monitor developments affecting both our workforce and our customers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts. In particular, we have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities including requiring, for both employees and contractors, social distancing where possible and requiring the use of appropriate personal protective equipment in certain circumstances. We have implemented work-from-home policies and other safety measures where appropriate, including, but not limited to, temperature testing at all of our locations for employees, contractors, and other essential visitors and closing our facilities to non-essential visitors. While our systems and operations remain vulnerable to cyber-attacks and other disruptions due in part to the fact that a portion of our workforce continues to work remotely, we have implemented physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers. We will continue to review and modify our plans as conditions change.

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

Despite our efforts to manage these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of hastening, heightening, or increasing the negative impacts of, many of the other risks described in this Risk Factors section and in our 2019 Form 10-K.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2020	—	$—	—	$332
May 1 - May 31, 2020	—	$—	—	$332
June 1 - June 30, 2020	—	$—	—	$332
For the quarter ended June 30, 2020	—	$—	—	$332

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and in November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (Share Repurchase Program). The Share Repurchase Program has no set expiration date and will continue until complete or terminated by the Board. At June 30, 2020, $332 million was available for additional repurchases under the Share Repurchase Program. See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program.

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

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Vistra currently owns and operates, or is in the process of reclaiming, 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. Vistra also owns or leases, and is in the process of reclaiming, two waste-to-energy surface facilities in Pennsylvania. These mining operations are regulated by the MSHA under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects U.S. mines, including Vistra's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp.

3.2	001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment to Restated Certificate of Incorporation of Vistra Corp., effective July 2, 2020

(3(ii))	Bylaws

3.2	001-38086 Form 8-K (filed June 29, 2020)	3.2	—	Restated Bylaws of Vistra Corp., effective July 2, 2020

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed July 16, 2020)	4.1	—
Fifth Amendment to Receivables Purchase Agreement, dated as of July 13, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of David A. Campbell, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

Exhibits	Previously Filed With File Number*	As Exhibit
XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
____________________
* Incorporated herein by reference
** Filed herewith
*** Furnished herewith
**** Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Vice President and Controller
(Principal Accounting Officer)

Date: August 5, 2020