Form 10-Q
period 2020-09-30
Vistra Corp.
filed 2020-11-04
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 30, 2020, there were 489,133,516 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2019 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Merger Agreement
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility.
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SO2	sulfur dioxide

Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivables Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TWh	terawatt-hours
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S.	United States of America
U.S. Gas & Electric	U.S. Gas and Electric, Inc. (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change, 4Change Energy and Express Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp. and/or its subsidiaries, depending on context. Effective July 2, 2020, Vistra Energy Corp. changed its name to Vistra Corp.
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 11 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Credit Facilities	Vistra Operations Company LLC's $5.304 billion senior secured financing facilities (see Note 11 to the Financial Statements)

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues (Note 5)	$3,552	$3,194	$8,919	$8,949
Fuel, purchased power costs and delivery fees	(1,469)	(1,687)	(3,832)	(4,287)
Operating costs	(457)	(397)	(1,249)	(1,153)
Depreciation and amortization	(410)	(424)	(1,284)	(1,213)
Selling, general and administrative expenses	(268)	(246)	(755)	(637)
Impairment of long-lived assets (Note 18)	(272)	—	(356)	—
Operating income	676	440	1,443	1,659
Other income (Note 18)	8	6	19	45
Other deductions (Note 18)	—	(4)	(35)	(9)
Interest expense and related charges (Note 18)	(101)	(224)	(541)	(720)
Impacts of Tax Receivable Agreement (Note 8)	58	(62)	44	(26)
Equity in earnings of unconsolidated investment	—	3	4	13
Income before income taxes	641	159	934	962
Income tax expense (Note 7)	(199)	(45)	(283)	(270)
Net income	$442	$114	$651	$692
Net (income) loss attributable to noncontrolling interest	1	(1)	14	2
Net income attributable to Vistra	$443	$113	$665	$694
Weighted average shares of common stock outstanding:
Basic	488,824,580	490,562,179	488,484,441	486,215,356
Diluted	491,025,940	493,670,295	490,914,478	490,226,743
Net income per weighted average share of common stock outstanding:
Basic	$0.91	$0.23	$1.36	$1.43
Diluted	$0.90	$0.23	$1.35	$1.42

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$442	$114	$651	$692
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $1, $4, $8 and $4)	(4)	(13)	(26)	(12)
Total other comprehensive income (loss)	(4)	(13)	(26)	(12)
Comprehensive income	$438	$101	$625	$680
Comprehensive income (loss) attributable to noncontrolling interest	1	(1)	14	2
Comprehensive income attributable to Vistra	$439	$100	$639	$682

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2020	2019
Cash flows — operating activities:
Net income	$651	$692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,512	1,394
Deferred income tax expense, net	264	254
Impairment of long-lived assets (Note 18)	356	—
Loss on disposal of investment in NELP (Note 18)	29	—
Unrealized net gain from mark-to-market valuations of commodities	(444)	(625)
Unrealized net loss from mark-to-market valuations of interest rate swaps	181	275
Asset retirement obligation accretion expense	33	40
Impacts of Tax Receivable Agreement (Note 8)	(44)	26
Stock-based compensation	46	35
Other, net	115	12
Changes in operating assets and liabilities:
Margin deposits, net	60	129
Accrued interest	(97)	15
Accrued taxes	(35)	(31)
Accrued employee incentive	(20)	(53)
Other operating assets and liabilities	(257)	(340)
Cash provided by operating activities	2,350	1,823
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(838)	(474)
Crius acquisition (net of cash acquired) (Note 2)	—	(374)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 18)	291	354
Investments in nuclear decommissioning trust fund securities (Note 18)	(307)	(370)
Proceeds from sales of environmental allowances	91	32
Purchases of environmental allowances	(210)	(169)
Proceeds from sale of assets	23	6
Other, net	23	16
Cash used in investing activities	(927)	(979)
Cash flows — financing activities:
Issuances of long-term debt (Note 11)	—	4,600
Repayments/repurchases of debt (Note 11)	(955)	(4,668)
Net borrowings under accounts receivable securitization program (Note 10)	175	261
Borrowings under Revolving Credit Facility (Note 11)	1,075	100
Repayments under Revolving Credit Facility (Note 11)	(1,425)	(100)
Stock repurchase (Note 13)	—	(632)
Dividends paid to stockholders (Note 13)	(198)	(181)
Debt tender offer and other financing fees (Note 11)	(17)	(170)
Other, net	(3)	6
Cash used in financing activities	(1,348)	(784)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2020	2019
Net change in cash, cash equivalents and restricted cash	75	60
Cash, cash equivalents and restricted cash — beginning balance	475	693
Cash, cash equivalents and restricted cash — ending balance	$550	$753

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$500	$300
Restricted cash (Note 18)	28	147
Trade accounts receivable — net (Note 18)	1,372	1,365
Inventories (Note 18)	508	469
Commodity and other derivative contractual assets (Note 15)	883	1,333
Margin deposits related to commodity contracts	155	202
Prepaid expense and other current assets	311	298
Total current assets	3,757	4,114
Restricted cash (Note 18)	22	28
Investments (Note 18)	1,632	1,537
Investment in unconsolidated subsidiary (Note 18)	—	124
Property, plant and equipment — net (Note 18)	13,564	13,914
Operating lease right-of-use assets	45	44
Goodwill (Note 6)	2,583	2,553
Identifiable intangible assets — net (Note 6)	2,464	2,748
Commodity and other derivative contractual assets (Note 15)	321	136
Accumulated deferred income taxes	805	1,066
Other noncurrent assets	306	352
Total assets	$25,499	$26,616
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 11)	$—	$350
Accounts receivable securitization program (Note 10)	625	450
Long-term debt due currently (Note 11)	127	277
Trade accounts payable	897	947
Commodity and other derivative contractual liabilities (Note 15)	858	1,529
Margin deposits related to commodity contracts	11	8
Accrued income taxes	—	1
Accrued taxes other than income	171	200
Accrued interest	53	151
Asset retirement obligations (Note 18)	115	141
Operating lease liabilities	10	14
Other current liabilities	516	506
Total current liabilities	3,383	4,574
Long-term debt, less amounts due currently (Note 11)	9,253	10,102
Operating lease liabilities	39	41
Commodity and other derivative contractual liabilities (Note 15)	532	396
Accumulated deferred income taxes	2	2
Tax Receivable Agreement obligation (Note 8)	411	455
Asset retirement obligations (Note 18)	2,353	2,097

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2020	December 31, 2019
Other noncurrent liabilities and deferred credits (Note 18)	1,095	989
Total liabilities	17,068	18,656
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2020 — 488,874,505; December 31, 2019 — 487,698,111)	5	5
Treasury stock, at cost (shares: September 30, 2020 — 41,043,224; December 31, 2019 — 41,043,224)	(973)	(973)
Additional paid-in-capital	9,771	9,721
Retained deficit	(303)	(764)
Accumulated other comprehensive loss	(56)	(30)
Stockholders' equity	8,444	7,959
Noncontrolling interest in subsidiary	(13)	1
Total equity	8,431	7,960
Total liabilities and equity	$25,499	$26,616

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. In the third quarter of 2020, Vistra updated its reportable segments to reflect changes in how the Company's Chief Operating Decision Maker (CODM) makes operating decisions, assesses performance and allocates resources. Management believes that the revised reportable segments provide enhanced transparency into the Company's long-term sustainable assets and its commitment to managing the retirement of economically and environmentally challenged plants. The following is a summary of the updated segments:

•The East segment represents Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, and includes operations in PJM, ISO-NE and NYISO that were previously reported in the PJM and NY/NE segments.
•The West segment represents Vistra's electricity generation operations in CAISO and was previously reported in the Corporate and Other non-segment. As reflected by the Moss Landing and Oakland ESS projects (see Note 3), the company expects to expand its operations in the West.
•The Sunset segment represents plants with announced retirement dates that were previously reported in the PJM and MISO segments. No separate segment previously existed to differentiate operating plants with defined retirement dates from operating plants without defined retirement plans.

In addition, the ERCOT segment was renamed the Texas segment. There were no changes to the Retail and Asset Closure segments. All historical segment results within these condensed consolidated financial statements have been recast to be in alignment with our new segmentation. See Note 17 for further information concerning reportable business segments.

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

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the three or nine months ended September 30, 2020.

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

Each of the Ambit Transaction and Crius Transaction, respectively, was accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Ambit Acquisition Date and Crius Acquisition Date, respectively. The combined results of operations are reported in our condensed consolidated financial statements beginning as of the respective Ambit Acquisition Date and Crius Acquisition Date. A summary of the techniques used to estimate the fair value of the identifiable assets and liabilities, as well as their classification within the fair value hierarchy (see Note 14), is listed below:

•Working capital was valued using available market information (Level 2).
•Acquired derivatives were valued using the methods described in Note 14 (Level 2 or Level 3).
•Acquired retail customer relationship was valued based on discounted cash flow analysis of acquired customers and estimated attrition rates (Level 3).
•Crius' long-term debt was valued using a market approach (Level 2).

The following table summarizes the allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Ambit Transaction and Crius Transaction, respectively, as of the Ambit Acquisition Date and Crius Acquisition Date, respectively. The Ambit Transaction purchase price was $555 million (including cash acquired and net working capital) and the Crius Transaction purchase price was $400 million. The final purchase price allocations were completed in the second quarter of 2020 for the Crius Transaction and the third quarter of 2020 for the Ambit Transaction.

Ambit Transaction and Crius Transaction Final Purchase Price Allocations
	Ambit Transaction		Crius Transaction
	Final Purchase Price Allocation	Measurement Period Adjustments recorded through September 30, 2020	Final Purchase Price Allocation
Cash and cash equivalents	$49	$—	$26
Net working capital	32	3	(9)
Accumulated deferred income taxes	—	—	—
Identifiable intangible assets	218	(45)	317
Goodwill	258	44	243
Commodity and other derivative contractual assets	23	—	18
Other noncurrent assets	13	—	17
Total assets acquired	593	2	612
Identifiable intangible liabilities	—	—	2
Long-term debt, including amounts due currently	—	—	140
Commodity and other derivative contractual liabilities	28	—	40
Accumulated deferred income taxes	—	—	14
Other noncurrent liabilities and deferred credits	10	2	16
Total liabilities assumed	38	2	212
Identifiable net assets acquired	$555	$—	$400

Crius Transaction Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma financial information for the nine months ended September 30, 2019 assumes that the Crius Transaction occurred on January 1, 2019 (i.e., represents our results for the nine months ended September 30, 2019 plus the results for Crius for the period not owned by us). The unaudited consolidated pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Crius Transaction been completed on January 1, 2019, nor is the unaudited consolidated pro forma financial information indicative of future results of operations, which may differ materially from the consolidated pro forma financial information presented here.

Nine Months Ended September 30, 2019
Revenues	$9,513
Net income (a)	$629
Net income attributable to Vistra	$631
Net income attributable to Vistra per weighted average share of common stock outstanding — basic	$1.30
Net income attributable to Vistra per weighted average share of common stock outstanding — diluted	$1.29
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

3.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas.

Project	Location in Texas	Technology	Capacity (MW)	Estimated Commercial Operation Date
Brightside	Live Oak County	Solar	50	Summer 2021
Andrews	Andrews County	Solar	100	Fall 2021
Emerald Grove	Crane County	Solar	108	Fall 2021
Upton 2 Phase III	Upton County	Solar	10	Fall 2021
DeCordova	Hood County	Energy Storage	260	Spring 2022
Oak Hill	Rusk County	Solar	200	Fall 2022
Forest Grove	Henderson County	Solar	200	Fall 2022

West Segment Energy Storage Projects

Oakland — In June 2019, East Bay Community Energy (EBCE) signed a ten-year contract to receive resource adequacy capacity from the planned development of a 20 MW battery ESS at our Oakland Power Plant site in California. In April 2020, the project received necessary approvals from EBCE and from Pacific Gas and Electric Company (PG&E). The contract was amended to increase the capacity of the planned development to a 36.25 MW battery ESS. In April 2020, the concurrent local area reliability service agreement to ensure grid reliability as part of the Oakland Clean Energy Initiative was signed and sent to the California Public Utilities Commission (CPUC) for approval which is expected prior to the second quarter of 2021. The battery ESS project is expected to enter commercial operations by January 2022.

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with PG&E to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California (Moss Landing Phase I). PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. As of September 30, 2020, we had accumulated approximately $356 million in construction work-in-process for Moss Landing Phase I. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. We anticipate the Moss Landing Phase I will commence commercial operations in December 2020. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In November 2019, the bankruptcy court approved PG&E's motion requesting approval of the assumption of the resource adequacy contract subject to the CPUC approving the terms of an amendment to the resource adequacy contract, and the CPUC approved the terms of the amendment in January 2020. PG&E emerged from bankruptcy protection in July 2020.

In May 2020, we announced that, subject to approval by the CPUC, we would enter into a 10-year resource adequacy contract with PG&E to develop an additional 100 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase II). PG&E filed its application with the CPUC in May 2020 and the CPUC approved the resource adequacy contract in August 2020. We anticipate Moss Landing Phase II will commence commercial operations in the third quarter of 2021.

4.    RETIREMENT OF GENERATION FACILITIES

2020 Announcements

In September 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 12), and in furtherance of our efforts to significantly reduce our carbon footprint. Expected plant retirement expenses of $43 million, driven by severance cost, were accrued in the three months ended September 30, 2020 in operating costs of our Sunset segment. Operational results for plants with planned retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced. See Note 18 for discussion of impairments recorded in connection with these announcements.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Expected Retirement Date (a)
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025
Joppa	Joppa, IL	MISO	Coal	802	By the end of 2025
Joppa	Joppa, IL	MISO	Natural Gas	221	By the end of 2025
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027
Zimmer	Moscow, OH	PJM	Coal	1,300	By the end of 2027
Total				6,251
____________
(a)Generation facilities may retire earlier than expected dates if economic or other conditions dictate.

2019 Announcements

In September 2019, we announced the settlement of a lawsuit alleging violations of opacity and particulate matter limits at our Edwards facility in Bartonville, Illinois. As part of the settlement, which was approved by the U.S. District Court for the Central District of Illinois in November 2019, we will retire the Edwards facility by the end of 2022 (see Note 12). In August 2019, we announced the planned retirement of four additional power plants in Illinois with a total installed nameplate generation capacity of 2,068 MW. We retired these units due to changes in the Illinois multi-pollutant standard rule (MPS rule) that require us to retire approximately 2,000 MW of generation capacity (see Note 12). In light of the provisions of the Federal Power Act and the FERC regulations thereunder, the affected subsidiaries of Vistra identified the retired units by analyzing the economics of each of our Illinois plants and designating the least economic units for retirement. Expected plant retirement expenses of $47 million, driven by severance costs, were accrued in the three months ended September 30, 2019 and were included primarily in operating costs of our Asset Closure segment. In August 2019, we remeasured our pension and OPEB plans resulting in an increase to the benefit obligation liability of $21 million, pretax other comprehensive loss of $18 million and curtailment expense of $3 million recognized as other deductions in our condensed consolidated statements of operations. The following table details the units in Illinois totaling 2,653 MW that have been or will be retired. Operational results for the four retired plants identified below are included in the Asset Closure segment, which is engaged in the decommissioning and reclamation of retired plants and mines. Operational results for the Edwards facility are included in the Sunset segment.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Dates Units Retired or Expected Retirement Date
Coffeen	Coffeen, IL	MISO	Coal	915	November 1, 2019
Duck Creek	Canton, IL	MISO	Coal	425	December 15, 2019
Havana	Havana, IL	MISO	Coal	434	November 1, 2019
Hennepin	Hennepin, IL	MISO	Coal	294	November 1, 2019
Edwards	Bartonville, IL	MISO	Coal	585	By the end of 2022
Total				2,653

5.    REVENUE

The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,824	$—	$—	$—	$—	$—	$—	$1,824
Retail energy charge in Northeast/Midwest	683	—	—	—	—	—	—	683
Wholesale generation revenue from ISO/RTO	—	152	78	37	139	—	—	406
Capacity revenue from ISO/RTO (b)	—	—	(25)	—	40	—	—	15
Revenue from other wholesale contracts	—	68	183	16	43	—	—	310
Total revenue from contracts with customers	2,507	220	236	53	222	—	—	3,238
Other revenues:
Intangible amortization	7	—	1	—	(4)	—	—	4
Hedging and other revenues (a)	7	253	57	30	(37)	—	—	310
Affiliate sales	—	1,118	350	1	69	—	(1,538)	—
Total other revenues	14	1,371	408	31	28	—	(1,538)	314
Total revenues	$2,521	$1,591	$644	$84	$250	$—	$(1,538)	$3,552
____________
(a)Includes $287 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.
(b)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.

	Three Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,600	$—	$—	$—	$—	$—	$—	$1,600
Retail energy charge in Northeast/Midwest	576	—	—	—	—	—	—	576
Wholesale generation revenue from ISO/RTO	—	990	108	46	165	59	—	1,368
Capacity revenue from ISO/RTO	—	—	9	—	40	3	—	52
Revenue from other wholesale contracts	—	110	271	1	47	1	—	430
Total revenue from contracts with customers	2,176	1,100	388	47	252	63	—	4,026
Other revenues:
Intangible amortization	12	—	—	—	(4)	—	—	8
Hedging and other revenues (a)	19	(813)	(35)	48	(70)	11	—	(840)
Affiliate sales	—	444	200	—	49	—	(693)	—
Total other revenues	31	(369)	165	48	(25)	11	(693)	(832)
Total revenues	$2,207	$731	$553	$95	$227	$74	$(693)	$3,194
____________
(a)Includes $86 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,489	$—	$—	$—	$—	$—	$—	$4,489
Retail energy charge in Northeast/Midwest	1,862	—	—	—	—	—	—	1,862
Wholesale generation revenue from ISO/RTO	—	326	177	83	263	—	—	849
Capacity revenue from ISO/RTO (b)	—	—	(34)	—	124	—	—	90
Revenue from other wholesale contracts	—	183	508	40	146	—	—	877
Total revenue from contracts with customers	6,351	509	651	123	533	—	—	8,167
Other revenues:
Intangible amortization	(1)	—	1	—	(16)	—	—	(16)
Hedging and other revenues (a)	35	564	25	85	59	—	—	768
Affiliate sales	—	2,250	1,168	3	212	—	(3,633)	—
Total other revenues	34	2,814	1,194	88	255	—	(3,633)	752
Total revenues	$6,385	$3,323	$1,845	$211	$788	$—	$(3,633)	$8,919
____________
(a)Includes $418 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.
(b)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.

	Nine Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,716	$—	$—	$—	$—	$—	$—	$3,716
Retail energy charge in Northeast/Midwest	1,239	—	—	—	—	—	—	1,239
Wholesale generation revenue from ISO/RTO	—	1,426	527	141	475	170	—	2,739
Capacity revenue from ISO/RTO	—	—	185	—	156	9	—	350
Revenue from other wholesale contracts	—	207	443	7	104	2	—	763
Total revenue from contracts with customers	4,955	1,633	1,155	148	735	181	—	8,807
Other revenues:
Intangible amortization	(7)	—	(3)	3	(13)	—	—	(20)
Hedging and other revenues (a)	66	(253)	42	108	163	36	—	162
Affiliate sales	—	1,976	839	—	208	—	(3,023)	—
Total other revenues	59	1,723	878	111	358	36	(3,023)	142
Total revenues	$5,014	$3,356	$2,033	$259	$1,093	$217	$(3,023)	$8,949
____________
(a)Includes $611 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.

Performance Obligations

As of September 30, 2020, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO or RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO or RTO capacity auction or the contract execution date. These obligations total $189 million, $828 million, $486 million, $121 million and $38 million that will be recognized, in the balance of the year ended December 31, 2020 and the years ending December 31, 2021, 2022, 2023 and 2024, respectively, and $18 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs or RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	September 30, 2020	December 31, 2019
Trade accounts receivable from contracts with customers — net	$1,263	$1,246
Other trade accounts receivable — net	109	119
Total trade accounts receivable — net	$1,372	$1,365

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table provides information regarding our goodwill balance. There have been no impairments of goodwill.

Balance at December 31, 2019	$2,553
Measurement period adjustments recorded in connection with the Ambit Transaction	44
Measurement period adjustments recorded in connection with the Crius Transaction	(14)
Balance at September 30, 2020	$2,583

At September 30, 2020, the goodwill balance of $2.583 billion consisted of the following:

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
•$258 million of goodwill arose in connection with the Ambit Transaction and was allocated entirely to our Retail reporting unit. The goodwill related to the Ambit Transaction is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2020			December 31, 2019
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,069	$1,365	$704	$2,078	$1,151	$927
Software and other technology-related assets	392	170	222	341	125	216
Retail and wholesale contracts	272	194	78	315	182	133
Contractual service agreements (a)	55	2	53	59	5	54
Other identifiable intangible assets (b)	49	17	32	40	15	25
Total identifiable intangible assets subject to amortization	$2,837	$1,748	1,089	$2,833	$1,478	1,355
Retail trade names (not subject to amortization)			1,374			1,391
Mineral interests (not currently subject to amortization)			1			2
Total identifiable intangible assets			$2,464			$2,748
____________
(a)At September 30, 2020, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2020	December 31, 2019
Contractual service agreements	$127	$110
Purchase and sale of power and capacity	90	100
Fuel and transportation purchase contracts	74	76
Total identifiable intangible liabilities	$291	$286

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Retail customer relationship	Depreciation and amortization	$62	$82	$214	$193
Software and other technology-related assets	Depreciation and amortization	19	16	56	45
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	(4)	(9)	11	14
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	66	76	162	116
Total intangible asset expense (a)		$143	$165	$443	$368
____________
(a)Amounts recorded in depreciation and amortization totaled $82 million and $99 million for the three months ended September 30, 2020 and 2019, respectively, and $272 million and $240 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of September 30, 2020, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2020	$371
2021	$263
2022	$170
2023	$126
2024	$80

7.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$641	$159	$934	$962
Income tax expense	$(199)	$(45)	$(283)	$(270)
Effective tax rate	31.0%	28.3%	30.3%	28.1%

For the three months ended September 30, 2020, the effective tax rate of 31.0% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of an increase in the valuation allowance on a portion of state net operating losses. For the nine months ended September 30, 2020, the effective tax rate of 30.3% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

For the three months ended September 30, 2019, the effective tax rate of 28.3% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes. For the nine months ended September 30, 2019, the effective tax rate of 28.1% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, including the impact of a valuation allowance on a portion of the State of Illinois net operating loss.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the President signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. Vistra continues to expect to receive approximately $64 million in 2020 relating to the acceleration of AMT refunds and an approximate $350 million increase in interest expense deduction over the 2019 and 2020 tax years under the cumulative impact of these final laws and regulation pertaining to Section 163(j). Additionally, Vistra expects to receive an approximate $250 million increase in interest expense deduction in the 2021 tax year under the final Section 163(j) regulations. We do not anticipate a material impact to the effective tax rate from these impacts. Vistra is also utilizing the CARES Act payroll deferral mechanism to defer the payment of approximately $21 million from 2020 to 2021.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and are expected to be subject to examinations by the IRS and other taxing authorities. Vistra is not currently under audit by the IRS for any period. Crius is currently under audit by the IRS for the tax years 2015, 2016 and 2017. Uncertain tax positions totaled $36 million and $126 million at September 30, 2020 and December 31, 2019, respectively. The final regulations under Section 163(j) were released in July 2020, and we have adjusted deferred tax assets and liabilities by $87 million in the three months ended September 30, 2020.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
TRA obligation at the beginning of the period	$455	$420
Accretion expense	50	45
Changes in tax assumptions impacting timing of payments (a)	(94)	(19)
Impacts of Tax Receivable Agreement	(44)	26
TRA obligation at the end of the period	411	446
Less amounts due currently	—	(3)
TRA obligation at the end of the period (noncurrent)	$411	$443

____________
(a)During the three and nine months ended September 30, 2020, we recorded decreases to the carrying value of the TRA obligation totaling $74 million and $94 million, respectively, as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act, changes to the Section 163(j) percentage limitation amount, the impacts from the issuance of final Section 163(j) regulations and the anticipated tax benefits from renewable development projects. During the three and nine months ended September 30, 2019, we recorded an increase of $48 million and a decrease of $19 million, respectively, to the carrying value of the TRA obligation as a result of adjustments to the timing of forecasted taxable income and state apportionment due to the expansion of Vistra's state income tax profile, including the Dynegy and Crius acquisitions.

As of September 30, 2020, the estimated carrying value of the TRA obligation totaled $411 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2020, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stock — basic	$443	$113	$665	$694
Weighted average shares of common stock outstanding — basic	488,824,580	490,562,179	488,484,441	486,215,356
Net income per weighted average share of common stock outstanding — basic	$0.91	$0.23	$1.36	$1.43
Dilutive securities: Stock-based incentive compensation plan	2,201,360	3,108,116	2,430,037	4,011,387
Weighted average shares of common stock outstanding — diluted	491,025,940	493,670,295	490,914,478	490,226,743
Net income per weighted average share of common stock outstanding — diluted	$0.90	$0.23	$1.35	$1.42

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 13,778,275 and 7,145,662 for the three months ended September 30, 2020 and 2019, respectively, and 12,471,806 and 7,104,523 shares for the nine months ended September 30, 2020 and 2019, respectively.

10.    ACCOUNTS RECEIVABLE FINANCING

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

As of September 30, 2020, outstanding borrowings under the Receivables Facility totaled $625 million and were supported by $717 million of RecCo gross receivables. As of December 31, 2019, outstanding borrowings under the Receivables Facility totaled $450 million and were supported by $629 million of RecCo gross receivables.

Repurchase Facility

In October 2020, TXU Energy and the other originators under the Receivables Facility entered into a $125 million repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of originators under the Receivables Facility and representing a portion of the outstanding balance of the receivables sold by the originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Transactions). Each Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

TXU Energy has granted Buyer a first-priority security interest in the Subordinated Note to secure its obligations under the agreements governing the Repurchase Facility, and Vistra Operations has agreed to guarantee the obligations under the agreements governing the Repurchase Facility. Unless terminated early, the Repurchase Facility will terminate concurrently with the termination of the Receivables Facility.

11.    LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	September 30, 2020	December 31, 2019
Vistra Operations Credit Facilities	$2,579	$2,700
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
Total Vistra Operations Senior Unsecured Notes	3,600	3,600
Vistra Senior Unsecured Notes:
5.875% Senior Unsecured Notes, due June 1, 2023	—	500
8.000% Senior Unsecured Notes, due January 15, 2025	—	81
8.125% Senior Unsecured Notes, due January 30, 2026	—	166
Total Vistra Senior Unsecured Notes	—	747
Other:
Forward Capacity Agreements	73	161
Equipment Financing Agreements	88	99
8.82% Building Financing due semiannually through February 11, 2022 (a)	10	15
Other	3	12
Total other long-term debt	174	287
Unamortized debt premiums, discounts and issuance costs (b)	(73)	(55)
Total long-term debt including amounts due currently	9,380	10,379
Less amounts due currently	(127)	(277)
Total long-term debt less amounts due currently	$9,253	$10,102
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in other noncurrent assets in our condensed consolidated balance sheets.
(b)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At September 30, 2020, the Vistra Operations Credit Facilities consisted of up to $5.304 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.579 billion (Term Loan B-3 Facility).

In March 2020, Vistra Operations repurchased $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875 and cancelled them. We recorded an extinguishment gain of $6 million on the transaction in the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, we borrowed $1.075 billion and repaid $1.425 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

In June 2019, Vistra Operations used the net proceeds from the June 2019 Senior Secured Notes Offerings (described below) to repay $889 million under the Term Loan B-1 Facility, the entire amount outstanding of $977 million under Term Loan B-2 Facility (and together with the Term Loan B-1 Facility and the Term Loan B-3 Facility, the Term Loan B Facility) and $134 million under the Term Loan B-3 Facility. We recorded an extinguishment loss of $4 million on the transactions in the nine months ended September 30, 2019.

In March 2019 and May 2019 the Vistra Operations Credit Facilities were amended whereby we obtained $225 million of incremental Revolving Credit Facility commitments. The letter of credit sub-facility was also increased by $50 million. Fees and expenses related to the amendments to the Vistra Operations Credit Facilities totaled $2 million for the nine months ended September 30, 2019, which were capitalized as a noncurrent asset.

The Vistra Operations Credit Facilities and related available capacity at September 30, 2020 are presented below.

		September 30, 2020
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$2,057
Term Loan B-3 Facility	December 31, 2025	2,579	2,579	—
Total Vistra Operations Credit Facilities		$5,304	$2,579	$2,057
___________
(a)Revolving Credit Facility to be used for general corporate purposes. The Facility includes a $2.35 billion letter of credit sub-facility, of which $668 million of letters of credit were outstanding at September 30, 2020 and which reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

At September 30, 2020, cash borrowings under the Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At September 30, 2020, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.90% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first-lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. Although the period ended September 30, 2020 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of September 30, 2020, Vistra has entered into the following series of interest rate swap transactions.

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
____________
(a)Effective from July 2023 through July 2026.

During 2019, Vistra entered into $2.12 billion of new interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. The remaining existing swaps continue to hedge our exposure on $2.30 billion of debt through July 2026.

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into four uncommitted 364-day standby letter of credit facilities (Secured LOC Facilities) that are each secured by a first lien on all of Vistra Operations' assets (which ranks pari passu with the Vistra Operations Credit Facilities). At September 30, 2020, $166 million of letters of credit were outstanding under the Secured LOC Facilities.

Alternate Letter of Credit Facilities

Two alternate letter of credit facilities (each, an Alternative LOC Facility, and collectively, the Alternate LOC Facilities) with an aggregate facility limit of $500 million became effective in the year ended December 31, 2019. At September 30, 2020, $500 million of letters of credit were outstanding under the Alternate LOC Facilities. Of the total facility limit, $250 million matures in December 2020 and $250 million matures in December 2021.

Vistra Operations Senior Secured Notes

In the nine months ended September 30, 2019, Vistra Operations issued and sold $2.0 billion aggregate principal amount of senior secured notes (June 2019 Senior Secured Notes) in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (June 2019 Senior Secured Notes Offerings) consisting of the following:

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

Vistra Operations Senior Unsecured Notes

In the nine months ended September 30, 2019, Vistra Operations issued and sold $2.6 billion aggregate principal amount of senior unsecured notes in offerings (the February 2019 Senior Unsecured Notes Offering and the June 2019 Senior Unsecured Notes Offering) to eligible purchasers under Rule 144A and Regulation S under the Securities Act consisting of the following:

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
(b)The 5.000% senior unsecured notes due 2027 (the June 2019 Senior Unsecured Notes) were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and Goldman Sachs & Co. LLC, as representative of the several initial purchasers. Net proceeds, together with cash on hand, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with (i) the June 2019 Tender Offer (defined below) and (ii) the redemption of approximately $306 million of our outstanding 7.375% senior notes and approximately $87 million of our 7.625% senior unsecured notes due 2024 (7.625% senior notes) in July 2019. We recorded an extinguishment gain of $2 million on the redemptions in the nine months ended September 30, 2019.
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

Debt Repurchase Program

In November 2018, our board of directors (the Board) authorized a bond repurchase program under which up to $200 million principal amount of outstanding Vistra Senior Unsecured Notes could be repurchased. In July 2019, the Board authorized up to $1.0 billion to repay or repurchase any outstanding debt of the Company (or its subsidiaries), with that authority superseding the remaining availability under the $200 million bond repurchase program. Through April 2020, $684 million amount of debt had been repurchased under the $1.0 billion July 2019 authorization, including the repurchase of $100 million principal amount of Term Loan B-3 Facility borrowings discussed above and the redemption of $81 million aggregate principal amount outstanding of 8.000% senior unsecured notes due 2025 (8.000% senior notes) discussed below. In April 2020, the Board authorized up to $1.0 billion to repay or repurchase additional outstanding debt, with this new authority superseding and replacing the $316 million of availability under the previously authorized $1.0 billion debt repurchase program. Through September 30, 2020, approximately $666 million had been repurchased under the $1.0 billion April 2020 authorization, consisting of the redemption of the Vistra 5.875% senior unsecured notes due 2023 (5.875% senior notes) and the redemption of the Vistra 8.125% senior unsecured notes due 2026 (8.125% senior notes), each as described below.

Vistra Senior Unsecured Notes

July 2020 Redemption — In July 2020, Vistra redeemed the entire $166 million aggregate principal amount of 8.125% senior notes, at a redemption price equal to 104.063% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (July 2020 Redemption). We recorded an extinguishment gain of $6 million on the transaction in the nine months ended September 30, 2020. Following the July 2020 Redemption, Vistra had no outstanding senior notes at the Parent level.

June 2020 Redemption — In June 2020, Vistra redeemed the entire $500 million aggregate principal amount outstanding of 5.875% senior notes at a redemption price equal to 100.979% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (the June 2020 Redemption). We recorded an extinguishment gain of $3 million on the transaction in the nine months ended September 30, 2020.

January 2020 Redemption — In January 2020, Vistra redeemed the entire $81 million aggregate principal amount outstanding of 8.000% senior notes at a redemption price equal to 104.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (January 2020 Redemption, and together with the June 2020 Redemption and the July 2020 Redemption, the Redemptions). We recorded an extinguishment gain of $2 million on the transaction in the nine months ended September 30, 2020.

June 2019 Tender Offer — In June 2019, Vistra used the net proceeds from the June 2019 Senior Unsecured Notes Offering to fund a cash tender offer (June 2019 Tender Offer) to purchase for cash $845 million aggregate principal amount of certain notes assumed in the Merger, including $173 million of 7.375% senior notes and $672 million of 7.625% senior notes. We recorded an extinguishment gain of $7 million on the transactions in the nine months ended September 30, 2019. In July 2019, Vistra accepted and settled an additional approximately $1 million aggregate principal amount of outstanding 7.625% senior notes that were tendered after the early tender date of the June 2019 Tender Offer.

February 2019 Tender Offer and Consent Solicitation — In February 2019, Vistra used the net proceeds from the February 2019 Senior Unsecured Notes Offering to fund a cash tender offer (February 2019 Tender Offer, and together with the June 2019 Tender Offer, the Tender Offers) to purchase for cash $1.193 billion aggregate principal amount of 7.375% senior notes assumed in the Merger. We recorded an extinguishment gain of $7 million on the transactions in the nine months ended September 30, 2019.

In connection with the February 2019 Tender Offer, Vistra also commenced a solicitation of consents from holders of the 7.375% senior notes. Vistra received the requisite consents from the holders of the 7.375% senior notes and amended the indenture governing these senior notes to, among other things, eliminate substantially all of the restrictive covenants and certain events of default.

Other Long-Term Debt

Forward Capacity Agreements — On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2020-2021 in the amount of $73 million. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as long-term debt with an implied interest rate of 1.71%.

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

Letter of Credit Obligations Assumed in Ambit Transaction — At September 30, 2020, approximately $2 million of letters of credit were outstanding under legacy Ambit agreements, all of which are collateralized with cash and recorded as restricted cash in the condensed consolidated balance sheets.

Debt Assumed in Crius Transaction — On the Crius Acquisition Date, Vistra assumed $140 million in long-term debt obligations in connection with the Crius Transaction. In July 2019, borrowings of $88 million under the legacy Crius credit facility were repaid using cash on hand. In November 2019, (i) borrowings of approximately $38 million under the 2025 promissory notes were repaid using cash on hand and (ii) borrowings of approximately $2 million were offset by legacy indemnification obligations of the holders of the 2025 promissory notes. In November 2019, borrowings of $8 million under the Connecticut Department of Economic and Community Development term loans were repaid using cash on hand.

Maturities

Long-term debt maturities at September 30, 2020 are as follows:

September 30, 2020
Remainder of 2020	$55
2021	98
2022	44
2023	40
2024	1,540
Thereafter	7,676
Unamortized premiums, discounts and debt issuance costs	(73)
Total long-term debt, including amounts due currently	$9,380

12.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of September 30, 2020, there are no material outstanding claims related to our guarantee obligations, and we do not anticipate we will be required to make any material payments under these guarantees in the near term.

Letters of Credit

At September 30, 2020, we had outstanding letters of credit totaling $1.336 billion as follows:

•$1.034 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs or RTOs;
•$103 million to support battery and solar development projects;
•$38 million to support executory contracts and insurance agreements;
•$98 million to support our REP financial requirements with the PUCT, and
•$63 million for other credit support requirements.

Surety Bonds

At September 30, 2020, we had outstanding surety bonds totaling $99 million to support performance under various contracts and legal obligations in the normal course of business.

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

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule develops emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. States must submit their plans for regulating GHG emissions from existing facilities by July 2022. States where we operate coal plants (Texas, Illinois and Ohio) have begun the development of their state plans to comply with the rule. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court, and the D.C. Circuit Court heard argument on those issues in October 2020. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra submitted comments on that proposed rulemaking in March 2019.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas's 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. In October 2020, environmental groups petitioned for review of this rule in both the D.C. Circuit Court and the Fifth Circuit Court. As finalized, we expect that we will be able to comply with the rule.

Affirmative Defenses During Malfunctions

In May 2015, the EPA finalized a rule requiring 36 states, including Texas, Illinois and Ohio, to remove or replace either EPA-approved exemptions or affirmative defense provisions for excess emissions during upset events and unplanned maintenance and startup and shutdown events, referred to as the SIP Call. Various parties (including Luminant, the State of Texas and the State of Ohio) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. In April 2017, the D.C. Circuit Court ordered the case to be held in abeyance. In April 2019, the EPA Region 6 proposed a rule to withdraw the SIP Call with respect to the Texas affirmative defense provisions. We submitted comments on that proposed rulemaking in June 2019. In February 2020, the EPA issued the final rule withdrawing the Texas SIP Call. In April 2020, a group of environmental petitioners, including the Sierra Club, filed a petition in the D.C. Circuit Court challenging the EPA's action with respect to Texas. In October 2020, the EPA issued new guidance on the inclusion of startup, shutdown and malfunction (SSM) provisions in SIPs, which is intended to supersede the policy in the multi-state SIP Call. The guidance provides that the SIPs may contain provisions for SSM events if certain conditions are met.

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

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would revise its previous nonattainment designations and each area at issue would be designated unclassifiable. In September 2019, we submitted comments in support of the proposed Error Correction Rule. In April 2020, the Sierra Club filed suit to compel the EPA to issue a Finding of Failure to submit an attainment plan with respect to the three areas in Texas. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In September 2020, the EPA proposed a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, which, if finalized, would redesignate those areas as attainment based on monitoring data supporting an attainment designation.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In August 2017, the EPA announced that its reconsideration of the ELG rule would be limited to a review of the effluent limitations applicable to FGD and bottom ash wastewaters and the agency subsequently postponed the earliest compliance dates in the ELG rule for the application of effluent limitations for FGD and bottom ash wastewaters from November 1, 2018 to November 1, 2020. Based on these administrative developments, the Fifth Circuit Court agreed to sever and hold in abeyance challenges to effluent limitations. The remainder of the case proceeded, and in April 2019 the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. In November 2019, the EPA issued a proposal that would extend the compliance deadline for FGD wastewater to no later than December 31, 2025 and maintains the December 31, 2023 compliance date for bottom ash transport water. The proposal also creates new sub-categories of facilities with more flexible FGD compliance options, including a retirement exemption to 2028 and a low utilization boiler exemption. The proposed rule also modified some of the FGD final effluent limitations. We filed comments on the proposal in January 2020. The EPA published the final rule in October 2020. The final rule extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. Notification to the state agency on the retirement exemption is due by October 2021.

Coal Combustion Residuals (CCR)/Groundwater

In July 2018, the EPA published a final rule, which became effective in August 2018, that amends certain provisions of the CCR rule that the agency issued in 2015. Among other changes, the 2018 revisions extend closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. Also, in August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In December 2019, the EPA issued a proposed rule containing a revised closure deadline for unlined CCR impoundments and new procedures for seeking extensions of that revised closure deadline. We filed comments on the proposal in January 2020. In August 2020, the EPA issued a rule finalizing the December 2019 proposal, establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). In September 2020, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In October 2020, the EPA published an advanced notice of proposed rulemaking requesting information to inform the EPA in the development of a rule to address legacy impoundments that existed prior to the 2015 CCR regulation as required by the August 2018 D.C. Circuit Court decision. Comments on this proposal are due in December 2020.

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

At our retired Vermilion facility, which was not subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. Plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit and argument is set for November 2020. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. This matter is in the very early stages.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, IEPA issued its proposed rule and we expect the rulemaking process should be completed by early 2021. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site. Public hearings for the proposed rule were held in August 2020 and September 2020.

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

13.    EQUITY

Share Repurchase Programs

In September 2020, we announced that the Board authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program will be effective January 1, 2021, at which time the Prior Share Repurchase Plan (described below) and any authorization remaining as of such date will terminate.

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and this authorized amount was fully utilized in 2018. In November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (collectively, Prior Share Repurchase Program). No repurchases were made under the Prior Share Repurchase Program in the three and nine months ended September 30, 2020. In the three months ended September 30, 2019, 7,407,199 shares of our common stock were repurchased under the Prior Share Repurchase Program for approximately $171 million (including related fees and expenses) at an average price of $23.07 per share of common stock. In the nine months ended September 30, 2019, 25,507,528 shares of our common stock were repurchased under the Prior Share Repurchase Program for approximately $619 million (including related fees and expenses) at an average price of $24.27 per share of common stock. On a cumulative basis, 59,817,182 shares of our common stock have been repurchased under the Prior Share Repurchase Program for approximately $1.418 billion (including related fees and expenses) at an average price of $23.72 per share of common stock. As of September 30, 2020, approximately $332 million was available for additional repurchases under the Prior Share Repurchase Program.

Under both plans, shares of the Company's common stock may be repurchased in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under either plan or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement.

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

In February 2020, April 2020 and July 2020, the Board declared quarterly dividends of $0.135 per share that were paid in March 2020, June 2020 and September 2020, respectively. In October 2020, the Board declared a quarterly dividend of $0.135 per share that will be paid in December 2020.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2020, Vistra Operations can distribute approximately $6.0 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $255 million and $1.105 billion during the three and nine months ended September 30, 2020, respectively, and approximately $3.9 billion, $4.7 billion and $1.1 billion during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2020, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to Parent totaled approximately $1.8 billion.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of September 30, 2020, approximately nine million warrants expiring in 2024 were outstanding. The warrants are immaterial and reflected as equity in our condensed consolidated balance sheets.

Tangible Equity Units (TEUs)

At the Merger Date, the Company assumed the obligations of Dynegy's 4,600,000 7.00% TEUs, each with a stated amount of $100.00 and each comprised of (i) a prepaid stock purchase contract that delivered to the holder, on July 1, 2019, 4.0813 shares of Vistra common stock per contract with cash paid in lieu of any fractional shares at a rate of $22.5954 per share and (ii) a senior amortizing note with an outstanding principal amount of $38 million at the Merger Date that paid an equal quarterly cash installment of $1.75 per amortizing note (see Note 11). In the aggregate, the annual quarterly cash installments were equivalent to a 7.00% cash payment per year with respect to each $100.00 stated amount of TEUs. The amortizing notes were accounted for as debt while the stock purchase contract was included in equity based on the fair value of the contract at the Merger Date (see Note 11). The entire class of TEUs were suspended from trading on the New York Stock Exchange on July 1, 2019 and removed from listing and registration on July 12, 2019. On July 1, 2019, approximately 18.8 million treasury shares of Vistra common stock were issued in connection with the settlement of all outstanding TEUs.

Equity

The following table presents the changes to equity for the three months ended September 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	18	—	—	18	—	18
Net income (loss)	—	—	—	443	—	443	(1)	442
Change in accumulated other comprehensive income (loss)	—	—	—	—	(4)	(4)	—	(4)
Other	—	—	(1)	(2)	—	(3)	—	(3)
Balance at September 30, 2020	$5	$(973)	$9,771	$(303)	$(56)	$8,444	$(13)	$8,431

The following table presents the changes to equity for the nine months ended September 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(198)	—	(198)	—	(198)
Effects of stock-based incentive compensation plans	—	—	48	—	—	48	—	48
Net income (loss)	—	—	—	665	—	665	(14)	651
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(26)	(26)	—	(26)
Other	—	—	2	(2)	—	—	—	—
Balance at September 30, 2020	$5	$(973)	$9,771	$(303)	$(56)	$8,444	$(13)	$8,431
________________
(a)Authorized shares totaled 1,800,000,000 at September 30, 2020. Outstanding common shares totaled 488,874,505 and 487,698,111 at September 30, 2020 and December 31, 2019, respectively. Treasury shares totaled 41,043,224 at both September 30, 2020 and December 31, 2019.

The following table presents the changes to equity for the three months ended September 30, 2019:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2019	$5	$(1,226)	$10,135	$(989)	$(21)	$7,904	$—	$7,904
Stock repurchase	—	(171)	—	—	—	(171)	—	(171)
Shares issued for tangible equity unit contracts	—	446	(446)	—	—	—	—	—
Dividends declared on common stock	—	—	—	(61)	—	(61)	—	(61)
Effects of stock-based incentive compensation plans	—	—	17	—	—	17	—	17
Net income	—	—	—	113	—	113	1	114
Change in accumulated other comprehensive income (loss)	—	—	—	—	(13)	(13)	—	(13)
Other	—	—	2	1	—	3	(1)	2
Balance at September 30, 2019	$5	$(951)	$9,708	$(936)	$(34)	$7,792	$—	$7,792

The following table presents the changes to equity for the nine months ended September 30, 2019:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$5	$(778)	$10,107	$(1,449)	$(22)	$7,863	$4	$7,867
Stock repurchase	—	(619)	—	—	—	(619)	—	(619)
Shares issued for tangible equity unit contracts	—	446	(446)	—	—	—	—	—
Dividends declared on common stock	—	—	—	(181)	—	(181)	—	(181)
Effects of stock-based incentive compensation plans	—	—	45	—	—	45	—	45
Net income (loss)	—	—	—	694	—	694	(2)	692
Adoption of accounting standard	—	—	—	(2)	—	(2)	—	(2)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(12)	(12)	—	(12)
Other	—	—	2	2	—	4	(2)	2
Balance at September 30, 2019	$5	$(951)	$9,708	$(936)	$(34)	$7,792	$—	$7,792
________________
(a)Authorized shares totaled 1,800,000,000 at September 30, 2019. Outstanding common shares totaled 487,783,432 and 493,215,309 at September 30, 2019 and December 31, 2018, respectively. Treasury shares totaled 58,925,846 and 32,815,783 at September 30, 2019 and December 31, 2018, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$609	$267	$222	$24	$1,122	$1,047	$172	$239	$11	$1,469
Interest rate swaps	—	82	—	—	82	—	—	—	—	—
Nuclear decommissioning trust – equity securities (c)	569	—	—		569	564	—	—		564
Nuclear decommissioning trust – debt securities (c)	—	593	—		593	—	521	—		521
Sub-total	$1,178	$942	$222	$24	2,366	$1,611	$693	$239	$11	2,554
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					387					366
Total assets					$2,753					$2,920
Liabilities:
Commodity contracts	$609	$211	$106	$24	$950	$985	$439	$313	$11	$1,748
Interest rate swaps	—	440	—	—	440	—	177	—	—	177
Total liabilities	$609	$651	$106	$24	$1,390	$985	$616	$313	$11	$1,925
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2020 and December 31, 2019:

September 30, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$95	$(30)	$65	Income Approach	Hourly price curve shape (c)	$—	to	$100	$50
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$120	$70
						MWh
Options	34	(46)	(12)	Option Pricing Model	Gas to power correlation (e)	30%	to	100%	60%
					Power and gas volatility (e)	5%	to	670%	330%
Financial transmission rights	82	(10)	72	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$30
						MWh
Other (h)	11	(20)	(9)
Total	$222	$(106)	$116

December 31, 2019
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$64	$(53)	$11	Income Approach	Hourly price curve shape (c)	$—	to	$115	$58
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$20	to	$120	$70
						MWh
Options	38	(188)	(150)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	440%	223%
Financial transmission rights	120	(26)	94	Market Approach (f)	Illiquid price differences between settlement points (g)	$(10)	to	$40	$15
						MWh
Other (h)	17	(46)	(29)
Total	$239	$(313)	$(74)
____________
(a)Electricity purchase and sales contracts include power and heat rate positions in ERCOT, PJM, ISO-NE, NYISO and MISO regions. The forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights (CRRs) in ERCOT and financial transmission rights (FTRs) in PJM, ISO-NE, NYISO and MISO regions. Options consist of physical electricity options, spread options, swaptions and natural gas options.
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2020 and 2019.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net asset (liability) balance at beginning of period	$114	$4	$(74)	$(135)
Total unrealized valuation gains (losses)	(22)	(112)	77	13
Purchases, issuances and settlements (a):
Purchases	39	28	129	107
Issuances	(6)	(4)	(12)	(21)
Settlements	(20)	8	(68)	(34)
Transfers into Level 3 (b)	4	1	3	7
Transfers out of Level 3 (b)	7	23	61	11
Net change (c)	2	(56)	190	83
Net asset (liability) balance at end of period	$116	$(52)	$116	$(52)
Unrealized valuation gains (losses) relating to instruments held at end of period	$(12)	$(79)	$119	$(56)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended September 30, 2020, transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2020, transfers out of Level 3 primarily consist of gas, power and coal derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$855	$19	$9	$—	$883
Noncurrent assets	254	63	4	—	321
Current liabilities	(5)	—	(782)	(71)	(858)
Noncurrent liabilities	(6)	—	(157)	(369)	(532)
Net assets (liabilities)	$1,098	$82	$(926)	$(440)	$(186)

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,323	$—	$10	$—	$1,333
Noncurrent assets	136	—	—	—	136
Current liabilities	(1)	—	(1,510)	(18)	(1,529)
Noncurrent liabilities	—	—	(237)	(159)	(396)
Net assets (liabilities)	$1,458	$—	$(1,737)	$(177)	$(456)

At September 30, 2020 and December 31, 2019, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commodity contracts (Operating revenues)	$147	$(482)	$410	$295
Commodity contracts (Fuel, purchased power costs and delivery fees)	18	6	(40)	9
Interest rate swaps (Interest expense and related charges)	(2)	(74)	(209)	(257)
Net gain (loss)	$163	$(550)	$161	$47

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2020				December 31, 2019
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$1,098	$(804)	$(5)	$289	$1,458	$(1,113)	$—	$345
Interest rate swaps	82	(82)	—	—	—	—	—	—
Total derivative assets	1,180	(886)	(5)	289	1,458	(1,113)	—	345
Derivative liabilities:
Commodity contracts	(926)	804	—	(122)	(1,737)	1,113	40	(584)
Interest rate swaps	(440)	82	—	(358)	(177)	—	—	(177)
Total derivative liabilities	(1,366)	886	—	(480)	(1,914)	1,113	40	(761)
Net amounts	$(186)	$—	$(5)	$(191)	$(456)	$—	$40	$(416)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,318	6,160	Million MMBtu
Electricity	409,353	428,367	GWh
Financial transmission rights (b)	203,902	199,648	GWh
Coal	13	22	Million U.S. tons
Fuel oil	153	33	Million gallons
Emissions	37	20	Million tons
Renewable energy certificates	16	11	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2020	December 31, 2019
Fair value of derivative contract liabilities (a)	$(672)	$(692)
Offsetting fair value under netting arrangements (b)	266	167
Cash collateral and letters of credit	18	67
Liquidity exposure	$(388)	$(458)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2020, total credit risk exposure to all counterparties related to derivative contracts totaled $1.307 billion (including associated accounts receivable). The net exposure to those counterparties totaled $393 million at September 30, 2020, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $85 million. At September 30, 2020, the credit risk exposure to the banking and financial sector represented 72% of the total credit risk exposure and 34% of the net exposure.

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

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Legal fee expenses paid or accrued by Vistra on behalf of the selling stockholders totaled less than $1 million during both the three and nine months ended September 30, 2020 and 2019.

Tax Receivable Agreement

On the Effective Date, Vistra entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH. See Note 8 for discussion of the TRA.

17.SEGMENT INFORMATION

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. In the third quarter of 2020, Vistra updated its reportable segments to reflect changes in how the Company's Chief Operating Decision Maker (CODM) makes operating decisions, assesses performance and allocates resources. Management believes that the revised reportable segments provide enhanced transparency into the Company's long-term sustainable assets and its commitment to managing the retirement of economically and environmentally challenged plants. The following is a summary of the updated segments:

•The East segment represents Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, and includes operations in PJM, ISO-NE and NYISO that were previously reported in the PJM and NY/NE segments.
•The West segment represents Vistra's electricity generation operations in CAISO and was previously reported in the Corporate and Other non-segment. As reflected by the Moss Landing and Oakland ESS projects (see Note 3), the company expects to expand its operations in the West.
•The Sunset segment represents plants with announced retirement dates that were previously reported in the PJM and MISO segments No separate segment previously existed to differentiate operating plants with defined retirement dates from operating plants without defined retirement dates.

Our CODM reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric across 19 states in the U.S.

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management. The Texas segment represents results from the ERCOT market and was referred to as the ERCOT segment prior to the third quarter of 2020. The East segment represents results from the PJM, ISO-NE and NYISO markets. We determined it was appropriate to aggregate results from these markets into one reportable segment, East, given similar economic characteristics.

The West segment represents results from the CAISO market, including our development of battery ESS projects at our Moss Landing and Oakland power plant sites (see Note 3).

The Sunset segment consists of generation plants with announced retirement dates. Separately reporting the Sunset segment differentiates operating plants with announced retirement dates from our other operating plants in the Texas, East and West segments. We have allocated unrealized gains and losses on the commodity risk management activities to the Sunset segment for the generation plants that have announced retirement dates.

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

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes and other expenses related to our support functions that provide shared services to our operating segments.

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

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2020	$2,521	$1,591	$644	$84	$250	$—	$—	$(1,538)	$3,552
September 30, 2019	2,207	731	553	95	227	74	—	(693)	3,194
Depreciation and amortization:
September 30, 2020	$(67)	$(117)	$(181)	$(5)	$(13)	$(10)	$(17)	$—	$(410)
September 30, 2019	(86)	(126)	(170)	(5)	(21)	—	(16)	—	(424)
Operating income (loss):
September 30, 2020	$110	$925	$102	$25	$(387)	$(65)	$(34)	$—	$676
September 30, 2019	581	(11)	14	41	(96)	(53)	(36)	—	440
Net income (loss):
September 30, 2020	$109	$925	$100	$29	$(385)	$(60)	$(276)	$—	$442
September 30, 2019	573	(10)	14	41	(97)	(54)	(352)	(1)	114
Nine months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2020	$6,385	$3,323	$1,845	$211	$788	$—	$—	$(3,633)	$8,919
September 30, 2019	5,014	3,356	2,033	259	1,093	217	—	(3,023)	8,949
Depreciation and amortization:
September 30, 2020	$(229)	$(370)	$(540)	$(14)	$(73)	$(10)	$(48)	$—	$(1,284)
September 30, 2019	(204)	(385)	(506)	(14)	(59)	—	(45)	—	(1,213)
Operating income (loss):
September 30, 2020	$440	$1,478	$150	$42	$(471)	$(95)	$(101)	$—	$1,443
September 30, 2019	19	1,324	260	79	166	(103)	(86)	—	1,659
Net income (loss):
September 30, 2020	$433	$1,482	$119	$49	$(465)	$(91)	$(876)	$—	$651
September 30, 2019	3	1,346	263	79	166	(103)	(1,062)	—	692
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
September 30, 2020	$1	$245	$55	$1	$46	$—	$53	$—	$401
September 30, 2019	1	218	26	2	34	—	44	—	325
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2020	$(8)	$79	$23	$5	$(133)	$—	$—	$321	$287
September 30, 2019	3	(681)	(63)	22	(125)	—	—	758	$(86)
Nine months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2020	$(12)	$462	$9	$4	$(172)	$—	$—	$127	$418
September 30, 2019	8	606	63	42	102	—	—	(210)	$611
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

18.SUPPLEMENTARY FINANCIAL INFORMATION

Pension and OPEB Plans — Components of Net Benefit Cost

For the three and nine months ended September 30, 2020 and 2019, net periodic benefit costs consisted of the following:

	Pension Benefits				OPEB Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2	$1	$6	$5	$—	$1	$—	$1
Other costs	—	1	1	1	—	3	4	7
Net periodic benefit cost	$2	$2	$7	$6	$—	$4	$4	$8

Impairment of Long-Lived Assets

In September 2020, we recognized impairment losses of $173 million related to our Kincaid coal generation facility in Illinois and $99 million related to our Zimmer coal generation facility in Ohio, each as a result of a significant decrease in the estimated useful life of the facility, reflecting our recently announced plan to retire both facilities by the end of 2027 in response to the final CCR rule (see Notes 4 and 12). The impairment losses are reported in our Sunset segment and include a $260 million write-down of property, plant and equipment and a $12 million write-down of inventory. In determining the fair value of the impaired assets, we equally weighted a market approach valuation based on transactions of similar assets and an income approach valuation discounting our projected cash flows through the respective plant retirement dates.

In March 2020, we recognized an impairment loss of $52 million related to our Joppa/EEI coal generation facility in Illinois as a result of a significant decrease in the estimated useful life of the facility, reflecting a decrease in the economic forecast of the facility and changes to the operating assumption based on lower forecasted wholesale electricity prices. We also recorded a $32 million impairment to a capacity contract which was linked in part to the Joppa/EEI facility and therefore determined to have a significant decrease in estimated useful life. The impairments are reported in our Sunset segment and include a $45 million write-down of property, plant and equipment, a $32 million write-down of intangible assets and a $7 million write-down of inventory.

Two of our generation facilities could individually be subject to impairment if forward wholesale electricity prices continue to decline or if additional environmental regulations increase the cost of producing electricity at the facilities. The combined net book value of the two asset groups was approximately $500 million as of September 30, 2020.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest paid/accrued	$113	$140	$362	$445
Unrealized mark-to-market net (gains) losses on interest rate swaps	(11)	76	181	275
Amortization of debt issuance costs, discounts and premiums	5	4	12	2
Debt extinguishment gain	(6)	(2)	(17)	(12)
Capitalized interest	(5)	(2)	(14)	(9)
Other	5	8	17	19
Total interest expense and related charges	$101	$224	$541	$720

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 3.88% and 4.02% at September 30, 2020 and 2019.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other income:
Insurance settlement (a)	$1	$—	$6	$19
Funds released from escrow to settle pre-petition claims of our predecessor	—	—	—	9
Sale of land (b)	6	—	6	—
Interest income	—	2	1	9
All other	1	4	6	8
Total other income	$8	$6	$19	$45
Other deductions:
Loss on disposal of investment in NELP (c)	$—	$—	$29	$—
Curtailment expense (Note 4) (d)	—	3	—	3
All other	—	1	6	6
Total other deductions	$—	$4	$35	$9
____________
(a)The amount for the three months ended September 30, 2020 reported in the Texas segment. For the nine months ended September 30, 2020, $3 million reported in the Corporate and Other non-segment and $3 million reported in the Texas segment. The amount for the nine months ended September 30, 2019 reported in the Texas segment.
(b)Reported in the Texas segment.
(c)Reported in the East segment.
(d)Reported in the Sunset segment.

Restricted Cash

	September 30, 2020		December 31, 2019
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$22	$22	$15	$28
Amounts related to restructuring escrow accounts	3	—	43	—
Amounts related to Ambit customer deposits	—	—	19	—
Amounts related to Ambit commodity trading agreement	—	—	62	—
Amounts related to Ambit letters of credit (Note 11)	3	—	8	—
Total restricted cash	$28	$22	$147	$28

Trade Accounts Receivable

	September 30, 2020	December 31, 2019
Wholesale and retail trade accounts receivable	$1,430	$1,401
Allowance for uncollectible accounts	(58)	(36)
Trade accounts receivable — net	$1,372	$1,365

Gross trade accounts receivable at September 30, 2020 and December 31, 2019 included unbilled retail revenues of $459 million and $494 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2020	2019
Allowance for uncollectible accounts receivable at beginning of period (a)	$42	$19
Increase for bad debt expense	85	56
Decrease for account write-offs	(69)	(43)
Allowance for uncollectible accounts receivable at end of period	$58	$32
____________
(a)Includes a $6 million increase recorded due to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (see Note 1).

Inventories by Major Category

	September 30, 2020	December 31, 2019
Materials and supplies	$263	$278
Fuel stock	225	172
Natural gas in storage	20	19
Total inventories	$508	$469

Investments

	September 30, 2020	December 31, 2019
Nuclear plant decommissioning trust	$1,549	$1,451
Assets related to employee benefit plans	38	37
Land	45	49
Total investments	$1,632	$1,537

Investment in Unconsolidated Subsidiary

On the Merger Date, we assumed Dynegy's 50% interest in Northeast Energy, LP (NELP), a joint venture with NextEra Energy, Inc., which indirectly owned the Bellingham NEA facility and the Sayreville facility. At December 31, 2019, our investment in NELP totaled $123 million.

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

Equity earnings related to our investment in NELP totaled $2 million for the three months ended September 30, 2019 and $3 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively, recorded in equity in earnings (loss) of unconsolidated investment in our condensed consolidated statements of operations. We received distributions totaling $5 million for the three months ended September 30, 2019 and $3 million and $19 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	September 30, 2020	December 31, 2019
Debt securities (a)	$593	$521
Equity securities (b)	956	930
Total	$1,549	$1,451
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.07% and 3.42% at September 30, 2020 and December 31, 2019, respectively, and an average maturity of ten years and nine years at September 30, 2020 and December 31, 2019, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at September 30, 2020 mature as follows: $186 million in one to five years, $175 million in five to 10 years and $232 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales of securities	$67	$62	$291	$354
Investments in securities	$(73)	$(68)	$(307)	$(370)

Property, Plant and Equipment

	September 30, 2020	December 31, 2019
Power generation and structures	$15,138	$15,205
Land	619	622
Office and other equipment	173	164
Total	15,930	15,991
Less accumulated depreciation	(3,320)	(2,553)
Net of accumulated depreciation	12,610	13,438
Finance lease right-of-use assets	184	59
Nuclear fuel (net of accumulated amortization of $179 million and $216 million)	209	197
Construction work in progress	561	220
Property, plant and equipment — net	$13,564	$13,914

Depreciation expenses totaled $328 million and $325 million for the three months ended September 30, 2020 and 2019, respectively, and $1.012 billion and $973 million for nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.573 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $24 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,320	$410	$508	$2,238	$1,276	$442	$655	$2,373
Additions:
Accretion	34	15	18	67	33	17	23	73
Adjustment for change in estimates (a)	219	(10)	36	245	—	12	(17)	(5)
Adjustment for obligations assumed through acquisitions	—	—	—	—	—	—	(3)	(3)
Reductions:
Payments	—	(48)	(34)	(82)	—	(54)	(26)	(80)
Liability transfer (b)	—	—	—	—	—	—	(34)	(34)
Liability at end of period	1,573	367	528	2,468	1,309	417	598	2,324
Less amounts due currently	—	(98)	(17)	(115)	—	(105)	(62)	(167)
Noncurrent liability at end of period	$1,573	$269	$511	$2,353	1,309	312	536	2,157
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
(b)Represents ARO transferred to a third party for remediation. Any remaining unpaid third-party obligation has been reclassified to other current liabilities and other noncurrent liabilities and deferred credits in our condensed consolidated balance sheets.

Leases

In the three months ended September 30, 2020, Vistra entered into a new office lease. The lease has a base term through 2036 with options to renew for up to 15 years. The lease resulted in the recognition of a finance lease right-of-use asset and finance lease liability of $106 million. Aside from the addition of this new lease, there have been no material changes to our lease activity as reported in our 2019 Form 10-K.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2020	December 31, 2019
Retirement and other employee benefits (a)	$320	$295
Identifiable intangible liabilities (Note 6)	291	286
Regulatory liability	—	131
Finance lease liabilities	206	78
Uncertain tax positions, including accrued interest	10	10
Liability for third-party remediation	34	41
Environmental allowances	58	52
Accrued severance costs	61	12
Other accrued expenses	115	84
Total other noncurrent liabilities and deferred credits	$1,095	$989
____________
(a)We have applied settlement accounting in 2020 due to distributions exceeding the current period service and interest costs. For the three and nine months ended September 30, 2020, the remeasurement of our pension plan in connection with settlement accounting resulted in an increase in the benefit obligation liability of $2 million and $35 million, respectively, pretax other comprehensive loss of $1 million and $31 million, respectively, and settlement expense of $1 million and $4 million, respectively, recognized as other deductions in our condensed consolidated statements of operations.

Fair Value of Debt

		September 30, 2020		December 31, 2019
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,586	$2,540	$2,715	$2,717
Vistra Operations Senior Notes	Level 2	6,631	7,084	6,620	6,926
Vistra Senior Notes	Level 2	—	—	774	772
Forward Capacity Agreements	Level 3	72	72	155	155
Equipment Financing Agreements	Level 3	78	78	87	87
Building Financing	Level 2	10	10	16	16
Other debt	Level 3	3	3	12	12

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$500	$300
Restricted cash included in current assets	28	147
Restricted cash included in noncurrent assets	22	28
Total cash, cash equivalents and restricted cash	$550	$475

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash payments related to:
Interest paid	$468	$444
Capitalized interest	(14)	(9)
Interest paid (net of capitalized interest)	$454	$435
Income taxes paid (refunds received) (a)	$(11)	$19
Noncash investing and financing activities:
Disposition of investment in NELP	$123	$—
Acquisition of investment in North Jersey Energy Associates	$90	$—
Shares issued for tangible equity unit contracts (Note 14)	$—	$446
____________
(a)For the nine months ended September 30, 2020 and 2019, we paid state income taxes of $32 million and $40 million, respectively, received federal tax refunds of $37 million and $21 million, respectively, and received state tax refunds of $6 million and zero, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2019 Form 10-K, Part II, Item 1A "Risk Factors" in the Company's quarterly report on Form 10-Q for the period ended June 30, 2020 and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Ambit Transaction and the Crius Transaction (see Note 2 to the Financial Statements). Operational results for four facilities retired in late 2019 were recast from the MISO segment to the Asset Closure segment (see Note 4 to the Financial Statements).

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

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. In the third quarter of 2020, Vistra updated its reportable segments to reflect changes in how the Company's CODM makes operating decisions, assesses performance and allocates resources. Management believes that the revised reportable segments provide enhanced transparency into the Company's long-term sustainable assets and its commitment to managing the retirement of economically and environmentally challenged plants. See Notes 1 and 17 to the Financial Statements for further information concerning the updates to our reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Investments in Clean Energy and CO2 Reductions

In September 2020, we announced the planned development of 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. See Note 3 to the Financial Statements for a summary of our solar and battery energy storage projects.

Also in September 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 12 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. See Note 4 to the Financial Statements for a summary of these planned generation retirements in 2025-2027 as well as our generation plant retirements in 2019.

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

The fundamentals of the Company remain strong. Vistra believes it has sufficient available liquidity to continue business operations during this volatile period. As described under Available Liquidity, the Company has total available liquidity of $2.557 billion as of September 30, 2020, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues, the Company believes it would have additional alternatives to maintain access to liquidity, including capital expenditure reductions, reductions to planned voluntary debt repayments and cost reductions. As a result of the Company's ongoing initiatives, the Company believes it is well positioned to be able to respond to changes in customer demand, regulation or other factors impacting the Company's business related to the COVID-19 pandemic.

The COVID-19 pandemic presents potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's first, second or third quarter 2020 results of operations. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part II, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations.

In response to the economic and employment impacts of the COVID-19 outbreak, various states have instituted moratoriums or other conditions on disconnections for retail electricity customers. For example, in March and April 2020, the PUCT issued multiple orders requiring REPs in the ERCOT market to suspend late fees for residential customers through May 15, 2020, and to offer deferred payment plans to customers upon request. The PUCT also enacted the COVID-19 Electricity Relief Program whereby REPs must forego disconnecting customers certified as experiencing COVID-19-related hardship, and if such customer would otherwise be subject to disconnection and meets other qualifications, such REP would request suppression of the delivery charges from the transmission and distribution utility and request a proxy energy charge reimbursement from the COVID-19 Electricity Relief Program of $0.04/kWh. The PUCT ceased accepting new enrollments under the COVID-19 Electricity Relief Program after August 31, 2020, and the disconnection protections and financial assistance expired after September 30, 2020.

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

Share Repurchase Program

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program will be effective January 1, 2021, at which time the Prior Share Repurchase Plan will terminate. See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program and the Prior Share Repurchase Program, including shares repurchased and remaining amounts available under the Prior Share Repurchase Program.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. In 2019 and 2020, we completed several transactions, including the redemption and repayment of all previously outstanding senior notes issued by Parent, that we believe, in the aggregate, advanced all of these goals. See Note 11 to the Financial Statements for details of our long-term debt activity and Note 10 to the Financial Statements for details of our accounts receivable financing.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at September 30, 2020 were as follows:

	2020	2021
Nuclear/Renewable/Coal Generation:
Texas	100%	86%
Sunset	100%	92%
Gas Generation:
Texas	100%	63%
East	98%	83%
West	100%	93%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pretax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2020.

	Balance 2020 (a)	2021
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$—	$19
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$(16)
Gas Generation: $1.00/MWh increase in spark spread	$1	$15
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(12)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(22)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$11
East:
Gas Generation: $1.00/MWh increase in spark spread	$1	$9
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(5)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$(3)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$3
Sunset:
Coal Generation: $2.50/MWh increase in power price	$1	$9
Coal Generation: $2.50/MWh decrease in power price	$—	$(4)
___________
(a)Balance of 2020 is from October 1, 2020 through December 31, 2020.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2020	2019		2020	2019
Operating revenues	$3,552	$3,194	$358	$8,919	$8,949	$(30)
Fuel, purchased power costs and delivery fees	(1,469)	(1,687)	218	(3,832)	(4,287)	455
Operating costs	(457)	(397)	(60)	(1,249)	(1,153)	(96)
Depreciation and amortization	(410)	(424)	14	(1,284)	(1,213)	(71)
Selling, general and administrative expenses	(268)	(246)	(22)	(755)	(637)	(118)
Impairment of long-lived assets	(272)	—	(272)	(356)	—	(356)
Operating income	676	440	236	1,443	1,659	(216)
Other income	8	6	2	19	45	(26)
Other deductions	—	(4)	4	(35)	(9)	(26)
Interest expense and related charges	(101)	(224)	123	(541)	(720)	179
Impacts of Tax Receivable Agreement	58	(62)	120	44	(26)	70
Equity in earnings of unconsolidated investment	—	3	(3)	4	13	(9)
Income before income taxes	641	159	482	934	962	(28)
Income tax expense	(199)	(45)	(154)	(283)	(270)	(13)
Net income	$442	$114	$328	$651	$692	$(41)

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,521	$1,591	$644	$84	$250	$—	$(1,538)	$3,552
Fuel, purchased power costs and delivery fees	(2,119)	(346)	(295)	(38)	(209)	—	1,538	(1,469)
Operating costs	(35)	(185)	(54)	(8)	(128)	(47)	—	(457)
Depreciation and amortization	(67)	(117)	(181)	(5)	(13)	(10)	(17)	(410)
Selling, general and administrative expenses	(190)	(18)	(12)	(8)	(15)	(8)	(17)	(268)
Impairment of long-lived assets	—	—	—	—	(272)	—	—	(272)
Operating income (loss)	110	925	102	25	(387)	(65)	(34)	676
Other income	1	1	—	1	—	5	—	8
Other deductions	—	(3)	—	—	3	—	—	—
Interest expense and related charges	(2)	2	(2)	3	(1)	—	(101)	(101)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	58	58
Income (loss) before income taxes	109	925	100	29	(385)	(60)	(77)	641
Income tax expense	—	—	—	—	—	—	(199)	(199)
Net income (loss)	$109	$925	$100	$29	$(385)	$(60)	$(276)	$442

	Three Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,207	$731	$553	$95	$227	$74	$(693)	$3,194
Fuel, purchased power costs and delivery fees	(1,358)	(429)	(299)	(40)	(197)	(57)	693	(1,687)
Operating costs	(22)	(166)	(49)	(6)	(96)	(58)	—	(397)
Depreciation and amortization	(86)	(126)	(170)	(5)	(21)	—	(16)	(424)
Selling, general and administrative expenses	(160)	(21)	(21)	(3)	(9)	(12)	(20)	(246)
Operating income (loss)	581	(11)	14	41	(96)	(53)	(36)	440
Other income	—	1	—	—	1	1	3	6
Other deductions	—	(2)	—	—	—	(2)	—	(4)
Interest expense and related charges	(8)	2	(3)	—	(2)	—	(213)	(224)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(62)	(62)
Equity in earnings of unconsolidated investment	—	—	3	—	—	—	—	3
Income (loss) before income taxes	573	(10)	14	41	(97)	(54)	(308)	159
Income tax expense	—	—	—	—	—	—	(45)	(45)
Net income (loss)	$573	$(10)	$14	$41	$(97)	$(54)	$(353)	$114

Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner during a period of significant economic disruption. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with expectations and significant cash from operations of $1.041 billion in the three months ended September 30, 2020 despite general uncertainty in the overall economy.
Consolidated results increased $328 million to net income of $442 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change in results is driven by $321 million in pre-tax unrealized net gains on hedging transactions in 2020 compared to $79 million in pre-tax unrealized net losses on hedging transactions in 2019 and strong Texas wholesale operating results, partially offset by a $272 million pre-tax impairment of assets related to our Kincaid and Zimmer coal generation facilities.

For the three months ended September 30, 2020 and 2019, operating costs increased $60 million to $457 million primarily driven by higher estimated costs for ARO.

For the three months ended September 30, 2020 and 2019, selling, general and administrative expense increased by $22 million, primarily due to the increased expense resulting from the acquisition of Crius in July 2019 and Ambit in November 2019.

Interest expense and related charges decreased $123 million to $101 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 driven by unrealized mark-to-market gains of $11 million in 2020 compared to unrealized mark-to-market losses of $76 million in 2019 and a $27 million decrease in interest paid/accrued reflecting the reduction in higher interest Vistra senior unsecured notes through the Redemptions and Tender Offers in 2019 and 2020. See Note 18 to the Financial Statements.

For the three months ended September 30, 2020 and 2019, the Impacts of the Tax Receivable Agreement totaled income of $58 million and expense of $62 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended September 30, 2020, income tax expense totaled $199 million and the effective tax rate was 31.0%. For the three months ended September 30, 2019, income tax expense totaled $45 million and the effective tax rate was 28.3%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$6,385	$3,323	$1,845	$211	$788	$—	$(3,633)	$8,919
Fuel, purchased power costs and delivery fees	(5,133)	(840)	(897)	(115)	(480)	—	3,633	(3,832)
Operating costs	(94)	(577)	(192)	(22)	(298)	(65)	(1)	(1,249)
Depreciation and amortization	(229)	(370)	(540)	(14)	(73)	(10)	(48)	(1,284)
Selling, general and administrative expenses	(489)	(58)	(66)	(18)	(52)	(20)	(52)	(755)
Impairment of long-lived assets	—	—	—	—	(356)	—	—	(356)
Operating income (loss)	440	1,478	150	42	(471)	(95)	(101)	1,443
Other income	1	5	1	1	4	6	1	19
Other deductions	—	(7)	(30)	—	4	(2)	—	(35)
Interest expense and related charges	(8)	6	(6)	6	(2)	—	(537)	(541)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	44	44
Equity in earnings of unconsolidated investment	—	—	4	—	—	—	—	4
Income (loss) before income taxes	433	1,482	119	49	(465)	(91)	(593)	934
Income tax expense	—	—	—	—	—	—	(283)	(283)
Net income (loss)	$433	$1,482	$119	$49	$(465)	$(91)	$(876)	$651

	Nine Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$5,014	$3,356	$2,033	$259	$1,093	$217	$(3,023)	$8,949
Fuel, purchased power costs and delivery fees	(4,383)	(1,062)	(1,036)	(131)	(540)	(158)	3,023	(4,287)
Operating costs	(44)	(525)	(170)	(22)	(263)	(129)	—	(1,153)
Depreciation and amortization	(204)	(385)	(506)	(14)	(59)	—	(45)	(1,213)
Selling, general and administrative expenses	(364)	(60)	(61)	(13)	(65)	(33)	(41)	(637)
Operating income (loss)	19	1,324	260	79	166	(103)	(86)	1,659
Other income	—	21	—	—	5	2	17	45
Other deductions	—	(6)	—	—	—	(2)	(1)	(9)
Interest expense and related charges	(16)	7	(10)	—	(5)	—	(696)	(720)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(26)	(26)
Equity in earnings of unconsolidated investment	—	—	13	—	—	—	—	13
Income (loss) before income taxes	3	1,346	263	79	166	(103)	(792)	962
Income tax benefit	—	—	—	—	—	—	(270)	(270)
Net income (loss)	$3	$1,346	$263	$79	$166	$(103)	$(1,062)	$692

Our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner during a period of significant economic disruption. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with expectations and significant cash from operations of $2.350 billion for the nine months ended September 30, 2020 despite general uncertainty in the overall economy.

Consolidated results decreased $41 million to net income of $651 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change in results is driven by a $181 million pre-tax decrease in unrealized gains on hedging transactions, a $356 million pre-tax impairment of assets related to our Kincaid, Zimmer and Joppa/EEI coal generation facilities and a $29 million pre-tax loss on disposal of our equity method investment in Northeast Energy, LP (NELP), almost completely offset by strong Texas wholesale operating results and the addition of Crius and Ambit. See Note 18 to the Financial Statements.

For the nine months ended September 30, 2020 and 2019, operating costs increased $96 million to $1,249 million primarily driven by higher estimated costs for ARO, increased LTSA costs and COVID-related expenses.

For the nine months ended September 30, 2020 and 2019, selling, general and administrative expense increased by $118 million, primarily due to the increased expense resulting from the acquisition of Crius in July 2019 and Ambit in November 2019.

Interest expense and related charges decreased $179 million to $541 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 driven by a $83 million decrease in interest paid/accrued reflecting the reduction in higher interest Vistra senior unsecured notes through the Redemptions and Tender Offers in 2019 and 2020 and a $94 million decrease in unrealized mark-to-market losses on interest rate swaps. See Note 18 to the Financial Statements.

For the nine months ended September 30, 2020 and 2019, the Impacts of the Tax Receivable Agreement totaled income of $44 million and expense of $26 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the nine months ended September 30, 2020, income tax expense totaled $283 million and the effective tax rate was 30.3%. For the nine months ended September 30, 2019, income tax expense totaled $270 million and the effective tax rate was 28.1%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2020	2019		2020	2019
Net income	$442	$114	$328	$651	$692	$(41)
Income tax expense	199	45	154	283	270	13
Interest expense and related charges (a)	101	224	(123)	541	720	(179)
Depreciation and amortization (b)	431	444	(13)	1,341	1,266	75
EBITDA before Adjustments	1,173	827	346	2,816	2,948	(132)
Unrealized net (gain) loss resulting from hedging transactions	(321)	79	(400)	(444)	(625)	181
Generation plant retirement expenses	43	49	(6)	43	49	(6)
Fresh start/purchase accounting impacts	—	(8)	8	34	26	8
Impacts of Tax Receivable Agreement	(58)	62	(120)	(44)	26	(70)
Non-cash compensation expenses	16	12	4	46	36	10
Transition and merger expenses	(2)	38	(40)	17	82	(65)
Impairment of long-lived assets	272	—	272	356	—	356
Loss on disposal of investment in NELP	—	—	—	29	—	29
COVID-19-related expenses (c)	3	—	3	18	—	18
Other, net	11	1	10	14	12	2
Adjusted EBITDA	$1,137	$1,060	$77	$2,885	$2,554	$331
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $11 million and unrealized mark-to-market net losses on interest rate swaps of $76 million for the three months ended September 30, 2020 and 2019, respectively. Includes unrealized mark-to-market net losses on interest rate swaps of $181 million and $275 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $20 million and $20 million for the three months ended September 30, 2020 and 2019, respectively, and $57 million and $53 million for the nine months ended September 30, 2020 and 2019, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$109	$925	$100	$29	$(385)	$(60)	$(276)	$442
Income tax expense	—	—	—	—	—	—	199	199
Interest expense and related charges (a)	2	(2)	2	(3)	1	—	101	101
Depreciation and amortization (b)	67	138	181	5	13	10	17	431
EBITDA before Adjustments	178	1,061	283	31	(371)	(50)	41	1,173
Unrealized net (gain) loss resulting from hedging transactions	(316)	(78)	(40)	(9)	122	—	—	(321)
Generation plant retirement expenses	—	—	—	—	43	—	—	43
Fresh start/purchase accounting impacts	(6)	—	6	—	—	—	—	—
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(58)	(58)
Non-cash compensation expenses	—	—	—	—	—	—	16	16
Transition and merger expenses	1	—	(5)	—	—	—	2	(2)
Impairment of long lived assets	—	—	—	—	272	—	—	272
COVID-19-related expenses (c)	—	2	—	—	1	—	—	3
Other, net	3	15	1	1	—	2	(11)	11
Adjusted EBITDA	$(140)	$1,000	$245	$23	$67	$(48)	$(10)	$1,137
____________
(a)Includes $11 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $20 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Three Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$573	$(10)	$14	$41	$(97)	$(54)	$(353)	$114
Income tax expense	—	—				—	45	45
Interest expense and related charges (a)	8	(2)	3	—	2	—	213	224
Depreciation and amortization (b)	86	146	170	5	21	—	16	444
EBITDA before Adjustments	667	134	187	46	(74)	(54)	(79)	827
Unrealized net (gain) loss resulting from hedging transactions	(769)	682	60	(21)	127	—	—	79
Generation plant retirement expenses	—	—	—	—	11	38	—	49
Fresh start/purchase accounting impacts	(12)	—	—	(1)	8	(3)	—	(8)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	62	62
Non-cash compensation expenses	—	—	—	—	—	—	12	12
Transition and merger expenses	24	5	1	—	2	1	5	38
Other, net	3	2	6	—	(1)	1	(10)	1
Adjusted EBITDA	$(87)	$823	$254	$24	$73	$(17)	$(10)	$1,060
____________
(a)Includes $76 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $20 million in Texas segment.

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$433	$1,482	$119	$49	$(465)	$(91)	$(876)	$651
Income tax expense	—	—	—	—	—	—	283	283
Interest expense and related charges (a)	8	(6)	6	(6)	2	—	537	541
Depreciation and amortization (b)	229	427	540	14	73	10	48	1,341
EBITDA before Adjustments	670	1,903	665	57	(390)	(81)	(8)	2,816
Unrealized net (gain) loss resulting from hedging transactions	(114)	(449)	(37)	(1)	157	—	—	(444)
Generation plant retirement expenses	—	—	—	—	43	—	—	43
Fresh start/purchase accounting impacts	1	(4)	23	—	14	—	—	34
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(44)	(44)
Non-cash compensation expenses	—	—	—	—	—	—	46	46
Transition and merger expenses	8	(2)	1	—	—	—	10	17
Impairment of long-lived assets	—	—	—	—	356	—	—	356
Loss on disposal of investment in NELP	—	—	29	—	—	—	—	29
COVID-19-related expenses (c)	—	12	2	—	3	—	1	18
Other, net	7	17	8	3	2	2	(25)	14
Adjusted EBITDA	$572	$1,477	$691	$59	$185	$(79)	$(20)	$2,885
____________
(a)Includes $181 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $57 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Nine Months Ended September 30, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$3	$1,346	$263	$79	$166	$(103)	$(1,062)	$692
Income tax expense	—	—	—	—	—	—	270	270
Interest expense and related charges (a)	16	(7)	10	—	5	—	696	720
Depreciation and amortization (b)	204	438	506	14	59	—	45	1,266
EBITDA before Adjustments	223	1,777	779	93	230	(103)	(51)	2,948
Unrealized net (gain) loss resulting from hedging transactions	192	(616)	(74)	(45)	(82)	—	—	(625)
Generation plant retirement expenses	—	—	—	—	11	38	—	49
Fresh start/purchase accounting impacts	17	—	4	(3)	10	(2)	—	26
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	26	26
Non-cash compensation expenses	—	—	—	—	—	—	36	36
Transition and merger expenses	24	11	5	1	26	—	15	82
Other, net	7	11	20	2	10	3	(41)	12
Adjusted EBITDA	$463	$1,183	$734	$48	$205	$(64)	$(15)	$2,554
____________
(a)Includes $275 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $53 million in Texas segment.

Retail Segment — Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019		2020	2019
Operating revenues:
Revenues in ERCOT	$1,839	$1,600	$239	$4,536	$3,716	$820
Revenues in Northeast/Midwest	683	576	107	1,862	1,239	623
Amortization expense	7	12	(5)	(1)	(7)	6
Other revenues	(8)	19	(27)	(12)	66	(78)
Total operating revenues	2,521	2,207	314	6,385	5,014	1,371
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,859)	(1,451)	(408)	(3,761)	(2,813)	(948)
Unrealized net gains (losses) on hedging activities with affiliates	324	757	(433)	126	(209)	335
Delivery fees	(570)	(497)	(73)	(1,446)	(1,192)	(254)
Other costs (a)	(14)	(167)	153	(52)	(169)	117
Total fuel, purchased power costs and delivery fees	(2,119)	(1,358)	(761)	(5,133)	(4,383)	(750)
Net income (loss)	$109	$573	$(464)	$433	$3	$430
Adjusted EBITDA	$(140)	$(87)	$(53)	$572	$463	$109
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	16,573	15,251	1,322	41,547	35,727	5,820
Sales volumes in Northeast/Midwest	11,103	9,193	1,910	28,640	21,756	6,884
Total retail electricity sales volumes	27,676	24,444	3,232	70,187	57,483	12,704
Weather (North Texas average) - percent of normal (b):
Cooling degree days	89.0%	106.0%		91.0%	96.0%
Heating degree days	—%	—%		88.0%	111.0%
____________
(a)For the three and nine months ended September 30, 2020, includes third-party fuel and power purchases of $13 million and $50 million, respectively.
(b)Weather data is obtained from Weatherbank, Inc. For the three and nine months ended September 30, 2020, normal is defined as the average over the 10-year period from September 2010 to September 2019. For the three and nine months ended September 30, 2019, normal is defined as the average over the 10-year period from September 2009 to September 2018.

Net income decreased by $464 million to $109 million and Adjusted EBITDA decreased by $53 million to negative Adjusted EBITDA of $140 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net income increased by $430 million to $433 million and Adjusted EBITDA increased by $109 million to $572 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Three Months Ended September 30, 2020 Compared to 2019	Nine Months Ended September 30, 2020 Compared to 2019
Margin primarily driven by the addition of Crius acquired in July 2019 and Ambit acquired in November 2019	(3)	$250
Other driven by higher SG&A expense (including bad debt expense) primarily due to the addition of Crius and Ambit	(50)	(141)
Change in Adjusted EBITDA	$(53)	$109
Change in depreciation and amortization expenses driven by Crius/Ambit intangibles	25	(17)
(Unfavorable)/favorable impact of lower unrealized net gains/losses on hedging activities	(453)	306
Lower transition and merger and other expenses	17	32
Change in net income (loss)	$(464)	$430

Generation — Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	Texas		East		West		Sunset
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues:
Electricity sales	$206	$321	$210	$332	$78	$73	$231	$230
Capacity revenue from ISO/RTO	—	—	(25)	9	—	—	40	40
Sales to affiliates	1,307	1,090	436	275	1	—	116	86
Rolloff of unrealized net gains (losses) representing positions settled in the current period	138	380	41	56	4	(6)	(41)	(32)
Unrealized net gains (losses) on hedging activities	129	(415)	67	(44)	1	28	(44)	(56)
Unrealized net gains (losses) on hedging activities with affiliates	(189)	(646)	(85)	(75)	—	—	(48)	(37)
Other revenues	—	1	—	—	—	—	(4)	(4)
Operating revenues	1,591	731	644	553	84	95	250	227
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(311)	(341)	(301)	(298)	(41)	(39)	(217)	(193)
Fuel for generation facilities and purchased power costs from affiliates	2	—	(4)	(2)	—	—	1	1
Unrealized (gains) losses from hedging activities	(1)	(1)	19	4	4	(1)	11	(3)
Unrealized net (gains) losses on hedging activities with affiliates	—	—	(2)	—	—	—	—	—
Ancillary and other costs	(36)	(87)	(7)	(3)	(1)	—	(4)	(2)
Fuel, purchased power costs and delivery fees	(346)	(429)	(295)	(299)	(38)	(40)	(209)	(197)
Net income (loss)	$925	$(10)	$100	$14	$29	$41	$(385)	$(97)
Adjusted EBITDA	$1,000	$823	$245	$254	$23	$24	$67	$73

	Three Months Ended September 30,
	Texas		East		West		Sunset
	2020	2019	2020	2019	2020	2019	2020	2019
Production volumes (GWh):
Natural gas facilities	10,722	12,924	16,248	15,484	1,347	1,320
Lignite and coal facilities	8,051	7,833					8,685	8,667
Nuclear facilities	5,270	5,274
Solar/Battery facilities	133	137
Capacity factors:
CCGT facilities	58.7%	69.5%	66.4%	63.5%	59.7%	58.6%
Lignite and coal facilities	81.0%	78.8%					59.4%	59.3%
Nuclear facilities	103.8%	103.8%
Weather - percent of normal (a):
Cooling degree days	96.0%	108.0%	108.0%	109.0%	114.0%	110.0%	102.0%	119.0%
Heating degree days	—%	—%	144.0%	47.0%	—%	—%	98.0%	—%

	Generation
	Three Months Ended September 30,
	2020	2019
Market pricing:
Average ERCOT North power price ($/MWh)	$24.86	$71.13
Average NYMEX Henry Hub natural gas price ($/MMBTU)	$1.95	$2.33
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub	$28.35	$31.17
AEP Dayton Hub	$28.44	$32.28
NYISO Zone C	$23.09	$25.85
Massachusetts Hub	$27.22	$29.69
Indiana Hub	$29.84	$32.00
Northern Illinois Hub	$25.80	$29.79
Average natural gas price (c):
TetcoM3 ($/MMBtu)	$1.45	$1.87
Algonquin Citygates ($/MMBtu)	$1.52	$2.09
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(c)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	Three Months Ended September 30, 2020 Compared to 2019
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$196	$(3)	$5	$(1)
Favorable/(unfavorable) change in other operating costs	(18)	(3)	(2)	1
Favorable/(unfavorable) change in selling. general and administrative expenses	(1)	3	(4)	(8)
Other	—	(6)	—	2
Change in Adjusted EBITDA	$177	$(9)	$(1)	$(6)
Favorable/(unfavorable) change in depreciation and amortization	8	(11)	—	8
Change in unrealized net (gains)/losses on hedging activities	760	89	(12)	16
Impairment of long-lived assets	—	—	—	(272)
Generation plant retirement expenses	—	—	—	(32)
Fresh start/purchase accounting impacts	—	(6)	(1)	8
Transition and merger expenses	5	6	—	2
Other (including interest and COVID-19 related expenses)	(15)	17	2	(12)
Change in Net income (loss)	$935	$86	$(12)	$(288)
The change in Texas segment results was driven by improved realized margin through hedging activities and plant optimization efforts, and higher unrealized gains, partially offset by higher operating expenses and other costs.

The change in East segment results was driven by higher unrealized hedging gains and improved realized margin through hedging activities and plant optimization efforts, partially offset by lower capacity revenue and increased depreciation expenses.

The change in West segment results was driven by lower unrealized gains.

The change in Sunset segment results was driven by impairment of assets related to our Kincaid and Zimmer coal generation facilities and related generation plant retirement expenses, partially offset by lower unrealized hedging losses.

Generation — Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues:
Electricity sales	$676	$908	$582	$1,039	$204	$214	$566	$625
Capacity revenue from ISO/RTO	—	—	(34)	184	—	—	124	156
Sales to affiliates	2,185	1,840	1,287	750	3	—	286	223
Rolloff of unrealized net gains (losses) representing positions settled in the current period	74	370	138	19	(21)	(5)	(173)	(64)
Unrealized net gains on hedging activities	322	100	(10)	(45)	25	47	75	181
Unrealized net gains (losses) on hedging activities with affiliates	66	136	(119)	89	—	—	(74)	(15)
Other revenues	—	2	1	(3)	—	3	(16)	(13)
Operating revenues	3,323	3,356	1,845	2,033	211	259	788	1,093
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(730)	(928)	(888)	(1,039)	(110)	(134)	(492)	(514)

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2020	2019	2020	2019	2020	2019	2020	2019
Fuel for generation facilities and purchased power costs from affiliates	5	—	(8)	(2)	—	—	2	1
Unrealized (gains) losses from hedging activities	(13)	10	28	10	(3)	3	15	(19)
Ancillary and other costs	(102)	(144)	(29)	(5)	(2)	—	(5)	(8)
Fuel, purchased power costs and delivery fees	(840)	(1,062)	(897)	(1,036)	(115)	(131)	(480)	(540)
Net income (loss)	$1,482	$1,346	$119	$263	$49	$79	$(465)	$166
Adjusted EBITDA	$1,477	$1,183	$691	$734	$59	$48	$185	$205
Production volumes (GWh):
Natural gas facilities	27,111	30,255	41,682	41,582	3,755	3,530
Lignite and coal facilities	20,330	20,613					19,083	24,289
Nuclear facilities	15,045	13,951
Solar/Battery facilities	341	354
Capacity factors:
CCGT facilities	50.7%	55.9%	57.8%	58.5%	56.1%	52.8%
Lignite and coal facilities	69.0%	69.9%					44.0%	56.0%
Nuclear facilities	99.8%	92.6%
Weather - percent of normal (a):
Cooling degree days	98.0%	100.0%	106.0%	103.0%	126.0%	105.0%	103.0%	110.0%
Heating degree days	81.0%	110.0%	93.0%	99.0%	91.0%	117.0%	89.0%	98.0%

	Generation
	Nine Months Ended September 30,
	2020	2019
Market pricing:
Average ERCOT North power price ($/MWh)	$20.25	$40.38
Average NYMEX Henry Hub natural gas price ($/MMBTU)	$1.82	$2.57
Average Market On-Peak Power Prices ($MWh) (b):
PJM West Hub	$23.91	$31.22
AEP Dayton Hub	$24.06	$31.27
NYISO Zone C	$19.26	$27.15
Massachusetts Hub	$24.06	$34.83
Indiana Hub	$26.23	$31.87
Northern Illinois Hub	$22.12	$28.81
Average natural gas price (c):
TetcoM3 ($/MMBtu)	$1.55	$2.47
Algonquin Citygates ($/MMBtu)	$1.75	$3.16
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(c)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following table presents changes in net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2020 Compared to 2019
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$363	$(14)	$15	$(2)
Favorable/(unfavorable) change in other operating costs	(43)	(1)	—	(1)
Unfavorable change in selling. general and administrative expenses	(8)	1	(4)	(9)
Other	(18)	(29)	—	(8)
Change in Adjusted EBITDA	$294	$(43)	$11	$(20)
Favorable/(unfavorable) change in depreciation and amortization	11	(34)	—	(14)
Change in unrealized net (gains)/losses on hedging activities	(167)	(37)	(44)	(239)
Impairment of long-lived assets	—	—	—	(356)
Generation plant retirement expenses	—	—	—	(32)
Fresh start/purchase accounting impacts	4	(19)	(3)	(4)
Transition and merger expenses	13	4	1	26
Loss on disposal of investment in NELP	—	(30)	—	—
Other (including interest and COVID-19 related expenses)	(19)	15	5	8
Change in Net income (loss)	$136	$(144)	$(30)	$(631)

The change in Texas segment results was driven by higher realized prices through hedging activities and plant optimization efforts, partially offset by lower unrealized hedging gains, lower insurance reimbursement and COVID-19 related expenses in the current year.

The change in East segment results was driven by lower unrealized hedging gains, lower capacity revenue, loss on disposal of equity method investment in NELP for 100% ownership of North Jersey Energy Associates (see Note 18 to the Financial Statements) and COVID-19 related expenses in the current year.

The change in West segment results was driven by lower unrealized hedging gains, partially offset by higher realized prices through hedging activities and plant optimization efforts.

The change in Sunset segment results was driven by impairment of assets related to our Kincaid, Zimmer and Joppa/EEI coal generation facilities and related generation plant retirement expenses, higher unrealized hedging losses, lower capacity revenue, and higher operating costs.

Asset Closure Segment — Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019		2020	2019
Operating revenues	$—	$74	$(74)	$—	$217	$(217)
Fuel, purchased power costs and delivery fees	—	(57)	57	—	(158)	158
Operating costs	(47)	(58)	11	(65)	(129)	64
Depreciation and amortization	(10)	—	(10)	(10)	—	(10)
Selling, general and administrative expenses	(8)	(12)	4	(20)	(33)	13
Operating loss	(65)	(53)	(12)	(95)	(103)	8
Other income	5	1	4	6	2	4
Other deductions	—	(2)	2	(2)	(2)	—
Loss before income taxes	(60)	(54)	(6)	(91)	(103)	12
Net loss	$(60)	$(54)	$(6)	$(91)	$(103)	$12
Adjusted EBITDA	$(48)	$(17)	$(31)	$(79)	$(64)	$(15)
Production volumes (GWh)	—	2,276	(2,276)	—	6,568	(6,568)

Results for the Asset Closure segment primarily reflect the retirement of the Coffeen, Duck Creek, Havana and Hennepin plants in November and December 2019 (see Note 4 to the Financial Statements). Operating costs for the three and nine months ended September 30, 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2020 and 2019. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $444 million and $625 million in unrealized net gains for the nine months ended September 30, 2020 and 2019, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2020	2019
Commodity contract net liability at beginning of period	$(279)	$(850)
Settlements/termination of positions (a)	74	321
Changes in fair value of positions in the portfolio (b)	370	304
Acquired commodity contracts (c)	—	(22)
Other activity (d)	7	(131)
Commodity contract net asset (liability) at end of period	$172	$(378)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The nine months ended September 30, 2020 and 2019 include reversals of $1 million and $1 million of previously recorded unrealized losses related to Vistra beginning balances, respectively. The nine months ended September 30, 2020 and 2019 also include reversals of $7 million and $116 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius Transaction and Ambit Transaction. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(b)Represents unrealized net gains (losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(c)Includes fair value of commodity contracts acquired on the Crius Acquisition Date in 2019 (see Note 2 to the Financial Statements).
(d)Represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at September 30, 2020, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at September 30, 2020
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$63	$(62)	$(1)	$—	$—
Prices provided by other external sources	33	24	(1)	—	56
Prices based on models	44	85	11	(24)	116
Total	$140	$47	$9	$(24)	$172

FINANCIAL CONDITION

Operating Cash Flows

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 — Cash provided by operating activities totaled $2.350 billion and $1.823 billion for the nine months ended September 30, 2020 and 2019, respectively. The favorable change of $527 million was primarily driven by increased cash from operations and a decrease in cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $228 million and $181 million for the nine months ended September 30, 2020 and 2019, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $927 million and $979 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures totaled $838 million and $474 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used in investing activities for the nine months ended September 30, 2020 and 2019 also reflected net purchases of environmental allowances of $119 million and $137 million, respectively. For the nine months ended September 30, 2020 and 2019, capital expenditures consisted of:

	Nine Months Ended September 30,
	2020	2019
Capital expenditures, including LTSA prepayments	$439	$348
Nuclear fuel purchases	$69	$33
Growth and development expenditures	$330	$93
Capital expenditures	$838	$474

Financing Cash Flows

Cash used in financing activities totaled $1,348 million and $784 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily driven by:

•issuance of $4.6 billion principal amount of Vistra Operations senior secured and unsecured notes in 2019;
•redemption of $166 million principal amount of outstanding of 8.125% senior notes in July 2020;
•redemption of $500 million principal amount of outstanding of 5.875% senior notes in June 2020;
•net repayment of $350 million in short-term borrowings under the Revolving Credit Facility in 2020;
•repayment of $100 million of term loans under the Vistra Operations Credit Facility in March 2020, and
•redemption of $81 million principal amount of outstanding of 8.000% senior notes in January 2020,

partially offset by:

•cash tender offers and early redemptions to purchase approximately $2.5 billion of senior unsecured notes assumed in the Merger in 2019;
•repayment of approximately $2.0 billion of term loans under the Vistra Operations Credit Facilities in 2019;
•$632 million in cash paid for share repurchases in 2019, and
•$153 million decrease in debt tender offer and other financing fees in 2020 compared to 2019.

Debt Activity

See Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2020:

	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$500	$300	$200
Vistra Operations Credit Facilities — Revolving Credit Facility	2,057	1,426	631
Total available liquidity	$2,557	$1,726	$831

The $831 million increase in available liquidity for the nine months ended September 30, 2020 was primarily driven by cash from operations, repayments of cash borrowings under the Revolving Credit Facility and a reduction in letters of credit outstanding under the Revolving Credit Facility reflecting the issuance of $166 million of letters of credit under the new Secured LOC Facilities, partially offset by $838 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $747 million principal amount of outstanding Vistra senior unsecured notes redeemed in 2020, $100 million of term loans under the Vistra Operations Credit Facility repaid in March 2020, $81 million principal amount of outstanding of 8.000% senior notes redeemed in January 2020 and $198 million in dividends paid to shareholders.

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

At September 30, 2020, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$155 million in cash has been posted with counterparties as compared to $202 million posted at December 31, 2019;
•$11 million in cash has been received from counterparties as compared to $8 million received at December 31, 2019;
•$1.034 billion in letters of credit have been posted with counterparties as compared to $1.150 billion posted at December 31, 2019, and
•$20 million in letters of credit have been received from counterparties as compared to $17 million received at December 31, 2019.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's use of NOL carryforwards. We expect to make approximately $35 million in state income tax payments, offset by $11 million in state tax refunds, and no TRA payments in the next 12 months. In addition, we expect to receive approximately $129 million in AMT refundable credits in the next 12 months.

For the nine months ended September 30, 2020, we received a refund of $37 million related to alternative minimum tax credits claimed on Dynegy tax returns. For the nine months ended September 30, 2020, there were no federal income tax payments, $32 million in state income tax payments, $6 million in state income tax refunds and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended September 30, 2020 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2020, Vistra has posted letters of credit in the amount of $98 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $351 million in the form of letters of credit, $10 million in the form of a surety bond and $2 million of cash at September 30, 2020 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there was a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances (approximately $2.6 billion at September 30, 2020) under such facilities.

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

Under (i) the Vistra Operations Senior Unsecured Indentures and the Vistra Operations Senior Secured Indenture, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may have resulted in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the Vistra Operations Credit Facilities, the Receivables Facility, the Alternate LOC Facilities, and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

Additionally, we enter into energy-related physical and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which may vary by contract.

The Receivables Facility contains a cross-default provision. The cross default provision applies, among other instances, if Vistra Operations, the performance guarantor, fails to make a payment of principal or interest on any indebtedness that is outstanding in a principal amount of at least $300 million, or, in the case of TXU Energy, the originator and servicer, in a principal amount of at least $50 million, or if other events occur or circumstances exist under such indebtedness which give rise to a right of the debtholder to accelerate such indebtedness, or if such indebtedness becomes due before its stated maturity. If this cross-default provision is triggered, a termination event under the Receivables Facility would occur and the Receivables Facility may be terminated.

The Repurchase Facility contains a cross-default provision. The cross-default provision applies, among other instances, if an event of default (or similar event) occurs under the Receivables Facility or the Vistra Operations Credit Facilities. If this cross-default provision is triggered, a termination event under the Repurchase Facility would occur and the Repurchase Facility may be terminated.

Under the Alternate LOC Facilities, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, may result in a termination of the Alternate LOC Facilities.

Under the Secured LOC Facilities, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, may result in a termination of the Secured LOC Facilities.

Guarantor Summary Financial Information

During the three months ended September 30, 2020, our 8.125% senior notes were guaranteed by substantially all of our wholly owned subsidiaries. We fully redeemed the 8.125% senior notes on in July 2020. The following tables summarize the combined financial information of (i) Vistra Corp. (Parent), which is the ultimate parent company and issuer of the senior notes with effect as of the Merger Date, on a stand-alone, unconsolidated basis and (ii) the guarantor subsidiaries of Vistra (Guarantor Subsidiaries). The Guarantor Subsidiaries consist of the wholly owned subsidiaries, which jointly, severally, fully and unconditionally, guarantee the payment obligations under the senior notes. See Note 11 to the Financial Statements for discussion of the senior notes and Note 13 to the Financial Statements for discussion of dividend restrictions of Vistra Operations (a guarantor subsidiary of Vistra) and Parent.

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

Nine Months Ended September 30, 2020
Revenues	$8,550
Operating income	$1,493
Net income	$705
Net income attributable to Vistra	$705

	September 30, 2020		September 30, 2020
Current assets	$2,781	Current liabilities	$2,267
Noncurrent assets	21,275	Noncurrent liabilities	13,486
Total assets	$24,056	Total liabilities	$15,753
		Noncontrolling interest	$—

Guarantees

See Note 12 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we have no off-balance sheet arrangements which are expected to have any material impact on our financial condition, results of operations or liquidity.

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

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Month-end average VaR	$251	$263
Month-end high VaR	$361	$520
Month-end low VaR	$185	$103

The VaR risk measures in 2020 were primarily comparable to the prior year. Month-end high VaR was lower in 2020 due to lower prices and a decrease in volatility in ERCOT as compared to the prior year.

Interest Rate Risk

At September 30, 2020, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $9 million, taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

As of September 30, 2020, we had no outstanding accounts receivable from PG&E and accordingly, we have not recorded a reserve related to the pre-petition receivables. While our assumptions and conclusions may change, we could have future impairment losses or be required to seek alternative, higher-cost fuel transportation methods if any of the terms of the gas transportation agreements are not honored by PG&E or the gas transportation agreements are rejected through the bankruptcy process.

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.502 billion at September 30, 2020.

At September 30, 2020, Retail segment credit exposure totaled $1.110 billion, including $1.108 billion of trade accounts receivable and $2 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $76 million, resulting in a net exposure of $1.034 billion. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At September 30, 2020, aggregate Texas, East and Sunset segments credit exposure totaled $392 million including $287 million related to derivative assets and $105 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East and Sunset segments exposure was $386 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at September 30, 2020. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$357	$—	$357
Below investment grade or no rating	35	6	29
Totals	$392	$6	$386

Significant (i.e., 10% or greater) concentration of credit exposure exists with four counterparties, which represented an aggregate $230 million, or 60%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
•expectations regarding, or impacts of, environmental matters, including costs of compliance, availability and adequacy of emission credits, and the impact of ongoing proceedings and potential regulations or changes to current regulations, including those relating to climate change, air emissions, cooling water intake structures, coal combustion byproducts, and other laws and regulations that we are, or could become, subject to, which could increase our costs, result in an impairment of our assets, cause us to limit or terminate the operation of certain of our facilities, or otherwise negatively impact our financial results or stock price;
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
•our ability to implement and successfully execute upon our growth strategy, including the completion and integration of mergers, acquisitions and/or joint venture activity, the identification and completion of sales and divestitures activity, and the completion and commercialization of our other business development and construction projects;
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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at September 30, 2020. On the Ambit Acquisition Date, we completed the Ambit Transaction. Vistra is currently in the process of integrating certain processes, technology and operations of Ambit, and will continue to evaluate the impact of any related changes to the internal control over financial reporting. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than the changes resulting from the Ambit Transaction, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, with respect to the fiscal quarter covered by this quarterly report on Form 10-Q, we have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the design and operating effectiveness of our internal controls in light of the COVID-19 situation and the fact that the majority of our employees that do not work in our power generation facilities are working remotely.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2020	—	$—	—	$332
August 1 - August 31, 2020	—	$—	—	$332
September 1 - September 30, 2020	—	$—	—	$332
For the quarter ended September 30, 2020	—	$—	—	$332

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program will be effective January 1, 2021, at which time the Prior Share Repurchase Plan (described below) will terminate.

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and in November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (Prior Share Repurchase Program). The Prior Share Repurchase Program has no set expiration date and will continue until complete or terminated by the Board. At September 30, 2020, $332 million was available for additional repurchases under the Prior Share Repurchase Program.

Under each share repurchase program, any purchases of shares of the Company's stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the plans or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the Tax Matters Agreement.

See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program and the Prior Share Repurchase Program.

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

4.2	001-38086 Form 8-K (filed October 16, 2020)	4.2	—
Sixth Amendment to Receivables Purchase Agreement, dated as of October 9, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.3	001-38086 Form 8-K (filed October 16, 2020)	4.1	—
Fourth Amendment to Purchase and Sale Agreement, dated as of October 9, 2020, among TXU Energy Retail Company LLC, as an originator and servicer, the other originators named therein, and TXU Energy Receivables Company LLC, as purchaser

(10)	Material Contracts

10.1	001-38086 Form 8-K (filed October 16, 2020)	10.1	—	Master Framework Agreement, dated as of October 9, 2020, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, and MUFG Bank, Ltd., as buyer

10.2	001-38086 Form 8-K (filed October 16, 2020)	10.2	—	Master Repurchase Agreement, dated as of October 9, 2020, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of David A. Campbell, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits	Previously Filed With File Number*	As Exhibit
32.2	***		—	Certification of David A. Campbell, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: November 4, 2020