Form 10-Q
period 2021-03-31
Vistra Corp.
filed 2021-05-04
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 30, 2021, there were 482,055,018 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
Ambit or Ambit Energy	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.

Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	selling, general and administrative
SO2	sulfur dioxide

Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivables Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 7 to the Financial Statements)

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
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 10 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Credit Facilities	Vistra Operations Company LLC's senior secured financing facilities (see Note 10 to the Financial Statements)

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Operating revenues (Note 4)	$3,207	$2,858
Fuel, purchased power costs and delivery fees	(4,745)	(1,333)
Operating costs	(371)	(379)
Depreciation and amortization	(423)	(419)
Selling, general and administrative expenses	(251)	(252)
Impairment of long-lived assets (Note 17)	—	(84)
Operating income (loss)	(2,583)	391
Other income (Note 17)	55	7
Other deductions (Note 17)	(5)	(31)
Interest expense and related charges (Note 17)	(29)	(300)
Impacts of Tax Receivable Agreement (Note 7)	37	(8)
Equity in earnings of unconsolidated investment	—	3
Income (loss) before income taxes	(2,525)	62
Income tax (expense) benefit (Note 6)	485	(17)
Net income (loss)	$(2,040)	$45
Net (income) loss attributable to noncontrolling interest	(3)	11
Net income (loss) attributable to Vistra	$(2,043)	$56
Weighted average shares of common stock outstanding:
Basic	484,699,267	487,944,564
Diluted	484,699,267	490,638,626
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(4.21)	$0.11
Diluted	$(4.21)	$0.11

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(2,040)	$45
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $— and $7)	2	(23)
Total other comprehensive income (loss)	2	(23)
Comprehensive income (loss)	$(2,038)	$22
Comprehensive (income) loss attributable to noncontrolling interest	(3)	11
Comprehensive income (loss) attributable to Vistra	$(2,041)	$33

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2021	2020
Cash flows — operating activities:
Net income (loss)	$(2,040)	$45
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	511	489
Deferred income tax expense (benefit), net	(524)	13
Impairment of long-lived assets (Note 17)	—	84
Loss on disposal of investment in NELP (Note 17)	—	28
Unrealized net gain from mark-to-market valuations of commodities	(96)	(125)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(88)	174
Asset retirement obligation accretion expense	11	12
Impacts of Tax Receivable Agreement (Note 7)	(37)	8
Stock-based compensation	16	14
Other, net	11	3
Changes in operating assets and liabilities:
Margin deposits, net	(134)	99
Accrued interest	(75)	(77)
Accrued taxes	(79)	(110)
Accrued employee incentive	(128)	(90)
Other operating assets and liabilities	999	(15)
Cash provided by (used in) operating activities	(1,653)	552
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(192)	(261)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 17)	133	75
Investments in nuclear decommissioning trust fund securities (Note 17)	(138)	(80)
Proceeds from sales of environmental allowances	45	74
Purchases of environmental allowances	(28)	(106)
Insurance proceeds	40	—
Other, net	11	14
Cash used in investing activities	(129)	(284)
Cash flows — financing activities:
Borrowing under Term Loan A (Note 10)	1,000	—
Proceeds from forward capacity agreement (Note 10)	500	—
Repayments/repurchases of debt (Note 10)	(36)	(223)
Net borrowings under accounts receivable financing (Note 9)	425	—
Borrowings under Revolving Credit Facility (Note 10)	1,300	425
Repayments under Revolving Credit Facility (Note 10)	(1,000)	(75)
Share repurchases (Note 12)	(175)	—
Dividends paid to stockholders (Note 12)	(74)	(66)
Debt tender offer and other financing fees (Note 10)	—	(5)
Other, net	(1)	(4)
Cash provided by financing activities	1,939	52

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2021	2020
Net change in cash, cash equivalents and restricted cash	157	320
Cash, cash equivalents and restricted cash — beginning balance	444	475
Cash, cash equivalents and restricted cash — ending balance	$601	$795

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$561	$406
Restricted cash (Note 17)	22	19
Trade accounts receivable — net (Note 17)	1,316	1,279
Inventories (Note 17)	467	515
Commodity and other derivative contractual assets (Note 14)	710	748
Margin deposits related to commodity contracts	398	257
Prepaid expense and other current assets	214	205
Total current assets	3,688	3,429
Restricted cash (Note 17)	18	19
Investments (Note 17)	1,803	1,759
Property, plant and equipment — net (Note 17)	13,392	13,499
Operating lease right-of-use assets	43	45
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,329	2,446
Commodity and other derivative contractual assets (Note 14)	347	258
Accumulated deferred income taxes	1,361	838
Other noncurrent assets	322	332
Total assets	$25,886	$25,208
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 10)	$1,300	$—
Accounts receivable financing (Note 9)	725	300
Long-term debt due currently (Note 10)	480	95
Trade accounts payable	1,129	880
Commodity and other derivative contractual liabilities (Note 14)	868	789
Margin deposits related to commodity contracts	40	33
Accrued income taxes	49	16
Accrued taxes other than income	99	210
Accrued interest	55	131
Asset retirement obligations (Note 17)	99	103
Operating lease liabilities	8	8
Other current liabilities	554	471
Total current liabilities	5,406	3,036

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2021	December 31, 2020
Long-term debt, less amounts due currently (Note 10)	9,312	9,235
Operating lease liabilities	38	40
Commodity and other derivative contractual liabilities (Note 14)	441	624
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 7)	410	447
Asset retirement obligations (Note 17)	2,337	2,333
Other noncurrent liabilities and deferred credits (Note 17)	1,848	1,131
Total liabilities	19,793	16,847
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2021 — 481,468,094; December 31, 2020 — 489,305,888)	5	5
Treasury stock, at cost (shares: March 31, 2021 — 49,701,377; December 31, 2020 — 41,043,224)	(1,148)	(973)
Additional paid-in-capital	9,805	9,786
Retained deficit	(2,516)	(399)
Accumulated other comprehensive loss	(46)	(48)
Stockholders' equity	6,100	8,371
Noncontrolling interest in subsidiary	(7)	(10)
Total equity	6,093	8,361
Total liabilities and equity	$25,886	$25,208

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 16 for further information concerning reportable business segments.

Winter Storm Uri

In February 2021, a severe winter storm with extremely cold temperatures affected much of the U.S., including Texas. Winter Storm Uri had a material adverse impact on our results of operations and operating cash flows. This severe weather resulted in surging demand for power, gas supply shortages, operational challenges for generators, and a significant load shed event that was ordered by ERCOT beginning on February 15, 2021 and continuing through February 18, 2021. The final financial impact of Winter Storm Uri continues to be subject to the completion of customer billing activities, receipt of final settlement data from ERCOT, the outcome of potential litigation arising from the event, or any corrective action taken by the State of Texas, ERCOT, the RCT or the PUCT to resettle pricing across any portion of the supply chain (i.e. fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants), that is currently being considered or may be considered by any such parties. Additionally, we have disputes over certain gas invoices that are not anticipated to have a material impact.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and the U.S. Government declared the COVID-19 outbreak a national emergency. The U.S. government has deemed electricity generation, transmission and distribution as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Vistra has an obligation to provide critically needed power to homes, businesses, hospitals and other customers. Vistra remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the three months ended March 31, 2021.

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. See Note 6 for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2020 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2020 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Estimated commercial operation dates for these facilities range from Summer 2021 to Fall 2022. At March 31, 2021, we had accumulated approximately $96 million in construction-work-in-process for these Texas segment solar generation and battery ESS projects.

West Segment Energy Storage Projects

Oakland — In June 2019, East Bay Community Energy (EBCE) signed a ten-year contract to receive resource adequacy capacity from the planned development of a 20 MW battery ESS at our Oakland Power Plant site in California. In April 2020, the project received necessary approvals from EBCE and from Pacific Gas and Electric Company (PG&E). The contract was amended to increase the capacity of the planned development to a 36.25 MW battery ESS. In April 2020, the concurrent Local Area Reliability Service (LARS) agreement to ensure grid reliability as part of the Oakland Clean Energy Initiative was signed, but required California Public Utilities Commission (CPUC) approval. PG&E did not receive CPUC approval as of April 15, 2021. On April 16, 2021, Vistra terminated the LARS agreement with PG&E. We are continuing development of the Oakland battery ESS project while seeking another contractual arrangement that will allow the investment to move forward.

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with PG&E to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California (Moss Landing Phase I). PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. At March 31, 2021, we had accumulated approximately $412 million in construction work-in-process for Moss Landing Phase I. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. PG&E filed for Chapter 11 bankruptcy protection in January 2019. In November 2019, the bankruptcy court approved PG&E's motion requesting approval of the assumption of the resource adequacy contract subject to the CPUC approving the terms of an amendment to the resource adequacy contract, and the CPUC approved the terms of the amendment in January 2020. PG&E emerged from bankruptcy protection in July 2020. Moss Landing Phase I completed capacity testing in April 2021 to begin providing full capacity to PG&E as required by the resource adequacy contract and participating in the CAISO energy market.

In May 2020, we announced that, subject to approval by the CPUC, we would enter into a 10-year resource adequacy contract with PG&E to develop an additional 100 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase II). PG&E filed its application with the CPUC in May 2020 and the CPUC approved the resource adequacy contract in August 2020. At March 31, 2021, we had accumulated approximately $54 million in construction work-in-process for Moss Landing Phase II. We anticipate Moss Landing Phase II will commence commercial operations in the third quarter of 2021.

3.    RETIREMENT OF GENERATION FACILITIES

In December 2020, we announced the retirement of our 83 MW Wharton natural gas facility in Texas due to its age, cost profile and small scale, as well as low power prices, limited operational windows and substantial costs to repair, maintain and upgrade the facility. The previously announced retirement of our 244 MW Trinidad natural gas facility in Texas was rescinded in April 2021.

In September and December 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, three years earlier than previously disclosed, in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018 (see Note 11). Expected plant retirement expenses of $43 million, driven by severance cost, were accrued in the three months ended September 30, 2020 in operating costs of our Sunset segment. Operational results for plants with planned retirements are included in our Sunset segment beginning in the quarter when a retirement plan is announced. See Note 17 for discussion of impairments recorded in connection with these announcements.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Expected Retirement Date (a)
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027
Joppa	Joppa, IL	MISO	Coal	802	By September 1, 2022
Joppa	Joppa, IL	MISO	Natural Gas	221	By September 1, 2022
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027
Zimmer	Moscow, OH	PJM	Coal	1,300	By the end of 2027
Total				6,901
____________
(a)Generation facilities may retire earlier than expected dates if economic or other conditions dictate.

4.    REVENUE

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,149	$—	$—	$—	$—	$—	$—	$1,149
Retail energy charge in Northeast/Midwest	586	—	—	—	—	—	—	586
Wholesale generation revenue from ISO/RTO	—	3,246	156	38	723	—	—	4,163
Capacity revenue from ISO/RTO (a)	—	—	(4)	—	39	—	—	35
Revenue from other wholesale contracts	—	2,028	163	21	58	—	—	2,270
Total revenue from contracts with customers	1,735	5,274	315	59	820	—	—	8,203
Other revenues:
Intangible amortization	(1)	—	1	—	(6)	—	—	(6)
Hedging and other revenues (b)	16	(4,442)	63	(27)	(600)	—	—	(4,990)
Affiliate sales	—	251	345	1	65	—	(662)	—
Total other revenues	15	(4,191)	409	(26)	(541)	—	(662)	(4,996)
Total revenues	$1,750	$1,083	$724	$33	$279	$—	$(662)	$3,207
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.
(b)Includes $58 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

	Three Months Ended March 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,253	$—	$—	$—	$—	$—	$—	$1,253
Retail energy charge in Northeast/Midwest	640	—	—	—	—	—	—	640
Wholesale generation revenue from ISO/RTO	—	96	58	33	74	—	—	261
Capacity revenue from ISO/RTO (a)	—	—	3	—	42	—	—	45
Revenue from other wholesale contracts	—	50	164	4	49	—	—	267
Total revenue from contracts with customers	1,893	146	225	37	165	—	—	2,466
Other revenues:
Intangible amortization	(4)	—	—	—	(4)	—	—	(8)
Hedging and other revenues (b)	19	248	(25)	44	114	—	—	400
Affiliate sales	—	467	534	1	71	—	(1,073)	—
Total other revenues	15	715	509	45	181	—	(1,073)	392
Total revenues	$1,908	$861	$734	$82	$346	$—	$(1,073)	$2,858
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.
(b)Includes $201 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

Performance Obligations

As of March 31, 2021, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $663 million, $541 million, $164 million, $141 million and $98 million that will be recognized, in the balance of the year ended December 31, 2021 and the years ending December 31, 2022, 2023, 2024 and 2025, respectively, and $484 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	March 31, 2021	December 31, 2020
Trade accounts receivable from contracts with customers — net	$1,230	$1,169
Other trade accounts receivable — net	86	110
Total trade accounts receivable — net	$1,316	$1,279

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

At both March 31, 2021 and December 31, 2020, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2021			December 31, 2020
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,082	$1,483	$599	$2,082	$1,434	$648
Software and other technology-related assets	421	198	223	414	186	228
Retail and wholesale contracts	269	211	58	272	204	68
Contractual service agreements (a)	41	—	41	51	1	50
Other identifiable intangible assets (b)	53	20	33	96	19	77
Total identifiable intangible assets subject to amortization	$2,866	$1,912	954	$2,915	$1,844	1,071
Retail trade names (not subject to amortization)			1,374			1,374
Mineral interests (not currently subject to amortization)			1			1
Total identifiable intangible assets			$2,329			$2,446
____________
(a)At March 31, 2021, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2021	December 31, 2020
Contractual service agreements	$128	$129
Purchase and sale of power and capacity	85	87
Fuel and transportation purchase contracts	17	73
Total identifiable intangible liabilities	$230	$289

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
Retail customer relationship	Depreciation and amortization	$49	$74
Software and other technology-related assets	Depreciation and amortization	19	17
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	8	2
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	57	52
Total intangible asset expense (a)		$133	$145
____________
(a)Amounts recorded in depreciation and amortization totaled $68 million and $91 million for the three months ended March 31, 2021 and 2020, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of March 31, 2021, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2021	$283
2022	$187
2023	$131
2024	$82
2025	$57

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$(2,525)	$62
Income tax (expense) benefit	$485	$(17)
Effective tax rate	19.2%	27.4%

For the three months ended March 31, 2021, the effective tax rate of 19.2% was lower than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

For the three months ended March 31, 2020, the effective tax rate of 27.4% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. Vistra expects to receive an approximate $366 million increase in interest expense deduction in the 2021 tax year under the final Section 163(j) regulations. We do not anticipate a material impact to the effective tax rate from this impact. Vistra is also utilizing the CARES Act payroll deferral mechanism to defer the payment of approximately $20 million from 2020 to 2021 and 2022.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $39 million at both March 31, 2021 and December 31, 2020.

7.    TAX RECEIVABLE AGREEMENT OBLIGATION

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
TRA obligation at the beginning of the period	$450	$455
Accretion expense	17	17
Changes in tax assumptions impacting timing of payments (a)	(54)	(9)
Impacts of Tax Receivable Agreement	(37)	8
TRA obligation at the end of the period	413	463
Less amounts due currently	(3)	—
Noncurrent TRA obligation at the end of the period	$410	$463
____________
(a)During the three months ended March 31, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $54 million as a result of adjustments to forecasted taxable income due to financial impacts of Winter Storm Uri. During the three months ended March 31, 2020, we recorded a decrease of $9 million to the carrying value of the TRA obligation as a result of adjustments to the timing of forecasted taxable income, including the impacts of the CARES Act and changes to Section 163(j) percentage limitation amount.

As of March 31, 2021, the estimated carrying value of the TRA obligation totaled $413 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of March 31, 2021, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

The carrying value of the obligation is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of TRA payments are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation.

8.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stock — basic	$(2,043)	$56
Weighted average shares of common stock outstanding — basic	484,699,267	487,944,564
Net income (loss) per weighted average share of common stock outstanding — basic	$(4.21)	$0.11
Dilutive securities: Stock-based incentive compensation plan	—	2,694,062
Weighted average shares of common stock outstanding — diluted	484,699,267	490,638,626
Net income (loss) per weighted average share of common stock outstanding — diluted	$(4.21)	$0.11

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 15,254,972 and 10,872,836 shares for the three months ended March 31, 2021 and 2020, respectively.

9.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2020, extending the term of the Receivables Facility to July 2021, with the ability to borrow $550 million beginning with the settlement date in July 2020 until the settlement date in August 2020, $625 million from the settlement date in August 2020 until the settlement date in November 2020, $550 million from the settlement date in November 2020 until the settlement date in December 2020 and $450 million from the settlement date in December 2020 and thereafter for the remaining term of the Receivables Facility. In December 2020, the Receivables Facility was amended to include Ambit Texas, LLC (Ambit Texas), Value Based Brands and TriEagle Energy, as originators, and increase the commitment of the Purchasers to $500 million. In February 2021, the Receivables Facility was amended to increase the commitment of the Purchasers to $596 million to take advantage of a higher receivable balance at such time. The commitment of the Purchasers returned to $500 million upon the settlement date in March 2021. In March 2021, the Receivables Facility was amended to increase the commitment of the Purchasers to $600 million for the remaining term of the Receivables Facility.

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

As of March 31, 2021, outstanding borrowings under the Receivables Facility totaled $600 million and were supported by $805 million of RecCo gross receivables. As of December 31, 2020, outstanding borrowings under the Receivables Facility totaled $300 million and were supported by $735 million of RecCo gross receivables.

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

TXU Energy and the other Originators have each granted Buyer a first-priority security interest in the Subordinated Note to secure its obligations under the agreements governing the Repurchase Facility, and Vistra Operations has agreed to guarantee the obligations under the agreements governing the Repurchase Facility. Unless earlier terminated under the agreements governing the Repurchase Facility, the Repurchase Facility will terminate concurrently with the scheduled termination of the Receivables Facility.

As of March 31, 2021, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings at December 31, 2020.

10.    LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	March 31, 2021	December 31, 2020
Vistra Operations Credit Facilities	$2,564	$2,572
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
Total Vistra Operations Senior Unsecured Notes	3,600	3,600
Other:
Forward Capacity Agreements	534	45
Equipment Financing Agreements	65	68
8.82% Building Financing due semiannually through February 11, 2022 (a)	6	10
Other	3	3
Total other long-term debt	608	126
Unamortized debt premiums, discounts and issuance costs (b)	(80)	(68)
Total long-term debt including amounts due currently	9,792	9,330
Less amounts due currently	(480)	(95)
Total long-term debt less amounts due currently	$9,312	$9,235
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in current assets in our condensed consolidated balance sheets.
(b)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At March 31, 2021, the Vistra Operations Credit Facilities consisted of up to $6.289 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility), term loans maturing in 2022 of $1.0 billion (Term Loan A Facility) and term loans maturing in 2025 of $2.564 billion (Term Loan B-3 Facility).

In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. The Term Loan A Facility matures on March 28, 2022. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility are reported in short-term borrowings in our condensed consolidated balance sheet.

In March 2020, Vistra Operations repurchased $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875 and cancelled them. We recorded an extinguishment gain of $6 million on the transaction in the three months ended March 31, 2020.

During the three months ended March 31, 2021, we borrowed $1.3 billion and repaid $1.0 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes. In April 2021, we repaid the remaining balance under the Revolving Credit Facility.

The Vistra Operations Credit Facilities and related available capacity at March 31, 2021 are presented below.

		March 31, 2021
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$300	$636	$1,789
Term Loan A Facility (b)	March 28, 2022	1,000	1,000	—	—
Term Loan B-3 Facility (c)	December 31, 2025	2,564	2,564	—	—
Total Vistra Operations Credit Facilities		$6,289	$3,864	$636	$1,789
___________
(a)Revolving Credit Facility to be used for general corporate purposes. The Facility includes a $2.35 billion letter of credit sub-facility. Letters of credit outstanding reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets. In April 2021, Vistra Operations repaid the $300 million of cash borrowings.
(b)In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Cash borrowings under the Term Loan A Facility are reported in short-term borrowings in our condensed consolidated balance sheets.
(c)Cash borrowings under the Term Loan B-3 Facility are subject to a required scheduled quarterly payment in annual amount equal to 1.00% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.

At March 31, 2021, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were $300 million in outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan A Facility bears interest based on LIBOR rates plus fixed spreads of 1.625%. At March 31, 2021, the weighted average interest rates on outstanding borrowings was 1.73% under the Term Loan A Facility. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At March 31, 2021, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.86% including both the Revolving Credit Facility and the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. Although the period ended March 31, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of March 31, 2021, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In 2020, Vistra entered into uncommitted standby letter of credit facilities (Secured LOC Facilities) that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The facility is to be used for general corporate purposes. At March 31, 2021, $461 million of letters of credit were outstanding under the Secured LOC Facilities.

Alternate Letter of Credit Facility

At March 31, 2021, $250 million of letters of credit were outstanding under a $250 million alternate letter of credit facility. The facility is to be used for general corporate purposes and matures in December 2021.

Vistra Operations Senior Secured Notes

In 2019, Vistra Operations issued and sold $3.1 billion aggregate principal amount of senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 3.550% senior secured notes due 2024, the 3.700% senior secured notes due 2027 and the 4.300% senior secured notes due 2029 (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Vistra Operations Senior Unsecured Notes

In 2018 and 2019, Vistra Operations issued and sold $3.6 billion aggregate principal amount of senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures governing the 5.500% senior unsecured notes due 2026, the 5.625% senior unsecured notes due 2027 and the 5.000% senior unsecured notes due 2027 (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In April 2020, the Company's board of directors (Board) authorized up to $1.0 billion to repay or repurchase additional outstanding debt. Through March 31, 2021, approximately $666 million had been repurchased under the authorization. In March 2021, the Board authorized up to $1.8 billion to repay or repurchase additional outstanding debt, which authorization superseded any amounts that remained outstanding under any previous authorizations.

Vistra Senior Unsecured Notes

January 2020 Redemption — In January 2020, Vistra redeemed the entire $81 million aggregate principal amount outstanding of 8.000% senior notes at a redemption price equal to 104.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded an extinguishment gain of $2 million on the transaction in the three months ended March 31, 2020.

Other Long-Term Debt

Forward Capacity Agreements — In March 2021, the Company sold a portion of the PJM capacity that cleared for Planning Years 2021-2022 to a financial institution (2021-2022 Forward Capacity Agreement). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2021-2022 in the amount of approximately $515 million. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as a debt issuance with an implied interest rate of approximately 4.25%.

On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Legacy Forward Capacity Agreements, and, together with the 2021-2022 Forward Capacity Agreement, the Forward Capacity Agreements). The buyer in this transaction will receive capacity payments from PJM during the Planning Years 2020-2021 in the amount of $18 million. We will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. As a result, this transaction is accounted for as a debt issuance with an implied interest rate of 0.58%.

Maturities

Long-term debt maturities at March 31, 2021 are as follows:

March 31, 2021
Remainder of 2021	$354
2022	262
2023	40
2024	1,540
2025	2,470
Thereafter	5,206
Unamortized premiums, discounts and debt issuance costs	(80)
Total long-term debt, including amounts due currently	$9,792

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At March 31, 2021, we had outstanding letters of credit totaling $1.347 billion as follows:

•$985 million to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$196 million to support battery and solar development projects;
•$34 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$58 million for other credit support requirements.

Surety Bonds

At March 31, 2021, we had outstanding surety bonds totaling $131 million to support performance under various contracts and legal obligations in the normal course of business.

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

Wood River Rail Dispute — In November 2017, Dynegy Midwest Generation, LLC (DMG) received notification that BNSF Railway Company and Norfolk Southern Railway Company were initiating dispute resolution related to DMG's suspension of its Wood River Rail Transportation Agreement with the railroads. In March 2018, BNSF Railway Company (BNSF) and Norfolk Southern Railway Company (NS) filed a demand for arbitration. In March 2021, the parties entered into a confidential settlement to resolve this matter and the Coffeen matter discussed below. In connection with that settlement, BNSF and NS dismissed with prejudice their arbitration disputes for Wood River and Coffeen and these matters are fully resolved.

Coffeen and Duck Creek Rail Disputes — In April 2020, IPH, LLC (IPH) received notification that BNSF and NS were initiating dispute resolution related to IPH's suspension of its Coffeen Rail Transportation Agreement with the railroads, and Illinois Power Resources Generating, LLC (IPRG), received notification that BNSF was initiating dispute resolution related to IPRG's suspension of its Duck Creek Rail Transportation Agreement with BNSF. In November 2019, IPH and IPRG sent suspension notices to the railroads asserting that the Illinois Multi-Pollutant Standards (MPS) rule requirement to retire at least 2,000 megawatts of generation (see discussion below) was a change-in-law under the agreement that rendered continued operation of the plants no longer economically feasible. In addition, IPH and IPRG asserted that the MPS rule's retirement requirement also qualified as a force majeure event under the agreements excusing performance. In March 2021, we entered into a confidential settlement agreement with BNSF to resolve the Duck Creek matter and a separate confidential settlement agreement with BNSF and NS to resolve the Coffeen and Wood River matter discussed above. BNSF has dismissed with prejudice the Duck Creek arbitration dispute and this matter is now fully resolved. The settlement of these rail disputes did not have a material impact on our financial statements.

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. We expect our opening brief will be due in June 2021. We have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that the PUCT has not prejudged or made a final decision on whether to reprice and that we and other parties may continue disputing the pricing through the ERCOT process.

Koch Disputes — In March 2021, we filed a lawsuit in Texas state court against Odessa-Ector Power Partners, L.P., Koch Resources, LLC, Koch AG & Energy Solutions, LLC, and Koch Energy Services, LLC (Koch) seeking equitable relief in which we contested the amount of the February 2021 earnout payment under the terms of the 2017 asset purchase agreement (APA) with Koch pursuant to which we purchased our Odessa gas power plant for $350 million. Koch subsequently filed its own related lawsuit in Delaware Chancery Court. The APA dispute will now proceed in Delaware Chancery Court which will consider all our equitable and other claims, including our claim contesting Koch's demand for $286 million for the February 2021 earnout payment as an unjust windfall and inconsistent with the parties' intent when they entered into the APA in 2017. Because Koch is seeking a $286 million payment in the lawsuit, we have recorded a liability of that amount in other noncurrent liabilities and deferred credits in our condensed consolidated balance sheets. However, we will defend the case vigorously and believe that it is reasonably possible we will prevail in litigation and will not be required to pay Koch this amount.

In addition, in March 2021, we filed a lawsuit in New York state court against Koch for breach of contract and ineffective force majeure for Koch's failure to deliver gas during the event pursuant to a gas supply contract with them, as well as a claim for unjust enrichment by selling gas to others at higher prices rather than fulfilling their contract obligations to us. Koch has removed that case to New York federal court.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We are responding to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants have requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation pretrial judge, and the courts of origin have been ordered to stay further proceedings in these cases until the request for a multi-district litigation tribunal has been decided.

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

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas (GHG) emissions from electricity generation units, referred to as the Clean Power Plan, including rules for existing facilities that would establish state-specific emissions rate goals to reduce nationwide CO2 emissions. Various parties filed petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court). In July 2019, petitioners filed a joint motion to dismiss in light of the EPA's issuance of the rule that replaced the Clean Power Plan, the Affordable Clean Energy rule, discussed below. In September 2019, the D.C. Circuit Court granted petitioners' motion to dismiss and dismissed all of the petitions challenging the Clean Power Plan as moot.

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. The ACE rule set a deadline of July 2022 for states to submit their plans for regulating GHG emissions from existing facilities. States where we operate coal plants (i.e., Texas, Illinois and Ohio) began to develop their state plans to comply with the rule. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court, and the D.C. Circuit Court heard argument on those issues in October 2020. In January 2021, the D.C. Circuit Court vacated the ACE rule and remanded the rule to the EPA for further action. In its decision, the D.C. Circuit Court concluded that the EPA's basis for repealing the Clean Power Plan and adopting the ACE rule was not supported by the Clean Air Act. In April 2021, the State of West Virginia and certain other parties filed a petition for review with the U.S. Supreme Court of the D.C. Circuit Court's decision. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra submitted comments on that proposed rulemaking in March 2019. In January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. The final rule excludes sectors from future regulation where GHG emissions make up less than three percent of U.S. GHG emissions. The final rule did not set any specific emission limits for new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. In October 2020, environmental groups petitioned for review of this rule in both the D.C. Circuit Court and the Fifth Circuit Court. In December 2020, a panel of the Fifth Circuit Court consolidated the challenges to the BART final rule and issued an order transferring the case to the D.C. Circuit Court. As finalized, we expect that we will be able to comply with the rule. The BART rule is subject to the Environment Executive Order discussed above.

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

In December 2018, the Sierra Club filed a complaint with the IPCB alleging the disposal and storage of coal ash at the Coffeen, Edwards and Joppa generation facilities are causing exceedances of the applicable groundwater standards. In April 2021, we entered into a settlement agreement with the Sierra Club to resolve this matter. As part of that agreement, we agreed to accelerate the timeline for the closure of the Joppa Power Plant and will now close the plant by September 1, 2022. This matter is now fully resolved.

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, the IEPA issued its proposed rule. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site. Public hearings for the proposed rule were held in August 2020 and September 2020. The rule was finalized and became effective in April 2021.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule will require us to undertake further site specific evaluations which are underway. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been submitted and approved by the IEPA. However, the currently anticipated CCR surface impoundment and landfill closure costs, as contained in our AROs, reflect the costs of closure methods that meet the requirements and that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, including disputes over certain gas invoices, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.    EQUITY

Share Repurchase Programs

In September 2020, we announced that the Board authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on January 1, 2021.

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

In the three months ended March 31, 2021, 8,658,153 shares of our common stock were repurchased under the Share Repurchase Program for approximately $175 million (including related fees and expenses) at an average price of $20.21 per share of common stock. As of March 31, 2021, approximately $1.325 billion was available for additional repurchases under the Share Repurchase Program.

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

In February 2021, the Board declared a quarterly dividend of $0.15 per share that was paid in March 2021. In April 2021, the Board declared a quarterly dividend of $0.15 per share that will be paid in June 2021.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2021, Vistra Operations can distribute approximately $5.5 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $230 million and $110 million during the three months ended March 31, 2021 and 2020, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2021, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of March 31, 2021, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended March 31, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2020	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchase	—	(175)	—	—	—	(175)	—	(175)
Dividends declared on common stock	—	—	—	(74)	—	(74)	—	(74)
Effects of stock-based incentive compensation plans	—	—	17	—	—	17	—	17
Net income (loss)	—	—	—	(2,043)	—	(2,043)	3	(2,040)
Change in accumulated other comprehensive income (loss)	—	—	—	—	2	2	—	2
Other	—	—	2	—	—	2	—	2
Balance at March 31, 2021	$5	$(1,148)	$9,805	$(2,516)	$(46)	$6,100	$(7)	$6,093
________________
(a)Authorized shares totaled 1,800,000,000 at March 31, 2021. Outstanding common shares totaled 481,468,094 and 489,305,888 at March 31, 2021 and December 31, 2020, respectively. Treasury shares totaled 49,701,377 and 41,043,224 at March 31, 2021 and December 31, 2020, respectively.

The following table presents the changes to equity for the three months ended March 31, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	14	—	—	14	—	14
Net income (loss)	—	—	—	56	—	56	(11)	45
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(23)	(23)	—	(23)
Other	—	—	2	(2)	—	—	—	—
Balance at March 31, 2020	$5	$(973)	$9,737	$(780)	$(53)	$7,936	$(10)	$7,926
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2021					December 31, 2020
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$399	$173	$379	$64	$1,015	$452	$201	$205	$76	$934
Interest rate swaps	—	42	—	—	42	—	72	—	—	72
Nuclear decommissioning trust – equity securities (c)	662	—	—		662	623	—	—		623
Nuclear decommissioning trust – debt securities (c)	—	596	—		596	—	618	—		618
Sub-total	$1,061	$811	$379	$64	2,315	$1,075	$891	$205	$76	2,247
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					460					433
Total assets					$2,775					$2,680
Liabilities:
Commodity contracts	$572	$212	$175	$64	$1,023	$578	$172	$183	$76	$1,009
Interest rate swaps	—	286	—	—	286	—	404	—	—	404
Total liabilities	$572	$498	$175	$64	$1,309	$578	$576	$183	$76	$1,413
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2021 and December 31, 2020:

March 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$234	$(43)	$191	Income Approach	Hourly price curve shape (c)	$—	to	$75	$37
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$10	to	$130	$69
						MWh
Options	41	(102)	(61)	Option Pricing Model	Gas to power correlation (e)	20%	to	100%	57%
					Power and gas volatility (e)	5%	to	670%	336%
Financial transmission rights	86	(17)	69	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$55	$12
						MWh
Other (h)	18	(13)	5
Total	$379	$(175)	$204

December 31, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$61	$(90)	$(29)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$43
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$25	to	$125	$75
						MWh
Options	38	(56)	(18)	Option Pricing Model	Gas to power correlation (e)	30%	to	100%	64%
					Power and gas volatility (e)	5%	to	665%	336%
Financial transmission rights	92	(16)	76	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$22
						MWh
Other (h)	14	(21)	(7)
Total	$205	$(183)	$22
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
(e)Primarily based on the historical forward correlation and volatility within ERCOT and PJM.
(f)While we use the market approach, there is insufficient market data to consider the valuation liquid.
(g)Primarily based on the historical price differences between settlement points within ERCOT hubs and load zones.
(h)Other includes contracts for natural gas, coal and environmental allowances.

See the table below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2021 and 2020.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net asset (liability) balance at beginning of period	$22	$(74)
Total unrealized valuation gains (losses)	190	(6)
Purchases, issuances and settlements (a):
Purchases	17	55
Issuances	(6)	(3)
Settlements	(19)	(13)
Transfers into Level 3 (b)	1	1
Transfers out of Level 3 (b)	(1)	68
Net change (c)	182	102
Net asset balance at end of period	$204	$28
Unrealized valuation gains relating to instruments held at end of period	$194	$23
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

14.COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	March 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$655	$19	$36	$—	$710
Noncurrent assets	308	23	16	—	347
Current liabilities	(4)	—	(793)	(71)	(868)
Noncurrent liabilities	(8)	—	(218)	(215)	(441)
Net assets (liabilities)	$951	$42	$(959)	$(286)	$(252)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$665	$19	$64	$—	$748
Noncurrent assets	197	53	8	—	258
Current liabilities	(1)	—	(717)	(71)	(789)
Noncurrent liabilities	(3)	—	(288)	(333)	(624)
Net assets (liabilities)	$858	$72	$(933)	$(404)	$(407)

At March 31, 2021 and December 31, 2020, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2021	2020
Commodity contracts (Operating revenues)	$86	$257
Commodity contracts (Fuel, purchased power costs and delivery fees)	40	(106)
Interest rate swaps (Interest expense and related charges)	75	(178)
Net gain (loss)	$201	$(27)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2021				December 31, 2020
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$951	$(629)	$(32)	$290	$858	$(667)	$(11)	$180
Interest rate swaps	42	(42)	—	—	72	(72)	—	—
Total derivative assets	993	(671)	(32)	290	930	(739)	(11)	180
Derivative liabilities:
Commodity contracts	(959)	629	185	(145)	(933)	667	138	(128)
Interest rate swaps	(286)	42	—	(244)	(404)	72	—	(332)
Total derivative liabilities	(1,245)	671	185	(389)	(1,337)	739	138	(460)
Net amounts	$(252)	$—	$153	$(99)	$(407)	$—	$127	$(280)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,198	5,264	Million MMBtu
Electricity	420,600	438,863	GWh
Financial transmission rights (b)	192,197	217,350	GWh
Coal	13	20	Million U.S. tons
Fuel oil	140	176	Million gallons
Emissions	11	8	Million tons
Renewable energy certificates	22	18	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2021	December 31, 2020
Fair value of derivative contract liabilities (a)	$(549)	$(679)
Offsetting fair value under netting arrangements (b)	215	262
Cash collateral and letters of credit	41	35
Liquidity exposure	$(293)	$(382)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2021, total credit risk exposure to all counterparties related to derivative contracts totaled $1.128 billion (including associated accounts receivable). The net exposure to those counterparties totaled $352 million at March 31, 2021, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $69 million. At March 31, 2021, the credit risk exposure to the banking and financial sector represented 67% of the total credit risk exposure and 45% of the net exposure.

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

15.RELATED PARTY TRANSACTIONS

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

Tax Receivable Agreement

On the Effective Date, Vistra entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH. See Note 7 for discussion of the TRA.

16.SEGMENT INFORMATION

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. In the third quarter of 2020, Vistra updated its reportable segments to reflect changes in how the Company's Chief Operating Decision Maker (CODM) makes operating decisions, assesses performance and allocates resources. Management believes the revised reportable segments provide enhanced transparency into the Company's long-term sustainable assets and its commitment to managing the retirement of economically and environmentally challenged plants. The following is a summary of the updated segments:

•The Sunset segment represents plants with announced retirement plans that were previously reported in the ERCOT, PJM and MISO segments As we announced significant plant closures in the third quarter of 2020, management believes it is important to have a segment which differentiates between operating plants with defined retirement plans and operating plants without defined retirement plans.
•The East segment represents Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, respectively, and includes operations in PJM, ISO-NE and NYISO that were previously reported in the PJM and NY/NE segments, respectively.
•The West segment represents Vistra's electricity generation operations in CAISO and was previously reported in the Corporate and Other non-segment. As reflected by the Moss Landing and Oakland ESS projects (see Note 2), the Company expects to expand its operations in the West segment.

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

The West segment represents results from the CAISO market, including our development of battery ESS projects at our Moss Landing and Oakland power plant sites (see Note 2).

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

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 3). Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have not allocated any unrealized gains or losses on the commodity risk management activities to the Asset Closure segment for the generation plants that were retired in 2018, 2019 and 2020.

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

Three Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
March 31, 2021	$1,750	$1,083	$724	$33	$279	$—	$—	$(662)	$3,207
March 31, 2020	1,908	861	734	82	346	—	—	(1,073)	2,858
Depreciation and amortization:
March 31, 2021	$(53)	$(124)	$(196)	$(5)	$(29)	$—	$(16)	$—	$(423)
March 31, 2020	(80)	(113)	(168)	(5)	(39)	—	(14)	—	(419)
Operating income (loss):
March 31, 2021	$94	$(2,556)	$2	$(35)	$(44)	$(16)	$(28)	$—	$(2,583)
March 31, 2020	99	272	92	3	(27)	(17)	(31)	—	391
Net income (loss):
March 31, 2021	$88	$(2,518)	$1	$(31)	$(43)	$—	$463	$—	$(2,040)
March 31, 2020	95	273	65	4	(25)	(18)	(349)	—	45
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
March 31, 2021	$—	$46	$6	$1	$4	$—	$(2)	$—	$55
March 31, 2020	—	69	18	1	12	—	22	—	122
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
March 31, 2021	$(4)	$(541)	$(35)	$(53)	$(99)	$—	$—	$790	$58
March 31, 2020	1	203	54	7	55	—	—	(119)	$201
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

17.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

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

Interest Expense and Related Charges

	Three Months Ended March 31,
	2021	2020
Interest paid/accrued	$112	$128
Unrealized mark-to-market net (gains) losses on interest rate swaps	(88)	174
Amortization of debt issuance costs, discounts and premiums	5	4
Debt extinguishment gain	—	(8)
Capitalized interest	(8)	(3)
Other	8	5
Total interest expense and related charges	$29	$300

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 3.88% and 3.67% at March 31, 2021 and 2020.

Other Income and Deductions

	Three Months Ended March 31,
	2021	2020
Other income:
Insurance settlement (a)	$38	$3
Gain on settlement of rail transportation disputes (b)	15	—
Interest income	—	1
All other	2	3
Total other income	$55	$7
Other deductions:
Loss on disposal of investment in NELP (c)	$—	$28
All other	5	3
Total other deductions	$5	$31
____________
(a)For the three months ended March 31, 2021, $36 million reported in the Texas segment and $2 million reported in the Corporate and other non-segment. The amount for the three months ended March 31, 2020 reported in the Corporate and Other non-segment.
(b)Reported in the Asset Closure segment.
(c)Reported in the East segment.

Restricted Cash

	March 31, 2021		December 31, 2020
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$22	$18	$19	$19
Total restricted cash	$22	$18	$19	$19

Trade Accounts Receivable

	March 31, 2021	December 31, 2020
Wholesale and retail trade accounts receivable	$1,359	$1,324
Allowance for uncollectible accounts	(43)	(45)
Trade accounts receivable — net	$1,316	$1,279

Gross trade accounts receivable at March 31, 2021 and December 31, 2020 included unbilled retail revenues of $472 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2021	2020
Allowance for uncollectible accounts receivable at beginning of period	$45	$42
Increase for bad debt expense	28	26
Decrease for account write-offs	(30)	(28)
Allowance for uncollectible accounts receivable at end of period	$43	$40

Inventories by Major Category

	March 31, 2021	December 31, 2020
Materials and supplies	$261	$260
Fuel stock	189	236
Natural gas in storage	17	19
Total inventories	$467	$515

Investments

	March 31, 2021	December 31, 2020
Nuclear plant decommissioning trust	$1,718	$1,674
Assets related to employee benefit plans	41	41
Land	44	44
Total investments	$1,803	$1,759

Investment in Unconsolidated Subsidiary

Prior to March 2020, we owned a 50% interest in NELP, a joint venture with NextEra Energy, Inc., which indirectly owned the Bellingham NEA facility and the Sayreville facility.

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

Equity earnings related to our investment in NELP totaled $3 million for the three months ended March 31, 2020, recorded in equity in earnings (loss) of unconsolidated investment in our condensed consolidated statements of operations. We received distributions totaling $3 million for the three months ended March 31, 2020.

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

	March 31, 2021	December 31, 2020
Debt securities (a)	$596	$618
Equity securities (b)	1,122	1,056
Total	$1,718	$1,674
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.77% and 2.91% at March 31, 2021 and December 31, 2020, respectively, and an average maturity of ten years at both March 31, 2021 and December 31, 2020.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at March 31, 2021 mature as follows: $199 million in one to five years, $196 million in five to 10 years and $201 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended March 31,
	2021	2020
Proceeds from sales of securities	$133	$75
Investments in securities	$(138)	$(80)

Property, Plant and Equipment

	March 31, 2021	December 31, 2020
Power generation and structures	$15,283	$15,222
Land	616	617
Office and other equipment	176	173
Total	16,075	16,012
Less accumulated depreciation	(3,925)	(3,614)
Net of accumulated depreciation	12,150	12,398
Finance lease right-of-use assets (net of accumulated depreciation)	179	182
Nuclear fuel (net of accumulated amortization of $112 million and $91 million)	193	207
Construction work in progress	870	712
Property, plant and equipment — net	$13,392	$13,499

Depreciation expenses totaled $355 million and $328 million for three months ended March 31, 2021 and 2020, respectively.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets. However, because the period of remediation is indeterminable, no removal liabilities have been recognized.

At March 31, 2021, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.597 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $121 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,585	$359	$492	$2,436	$1,320	$410	$508	$2,238
Additions:
Accretion	12	5	6	23	11	5	7	23
Adjustment for change in estimates	—	—	(5)	(5)	—	(1)	—	(1)
Reductions:
Payments	—	(15)	(3)	(18)	—	(13)	(7)	(20)
Liability at end of period	1,597	349	490	2,436	1,331	401	508	2,240
Less amounts due currently	—	(82)	(17)	(99)	—	(97)	(54)	(151)
Noncurrent liability at end of period	$1,597	$267	$473	$2,337	1,331	304	454	2,089

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2021	December 31, 2020
Retirement and other employee benefits	$312	$312
Winter Storm Uri impact (a)	722	—
Identifiable intangible liabilities (Note 5)	230	289
Regulatory liability	121	89
Finance lease liabilities	218	206
Uncertain tax positions, including accrued interest	13	12
Liability for third-party remediation	33	31
Accrued severance costs	55	54
Other accrued expenses	144	138
Total other noncurrent liabilities and deferred credits	$1,848	$1,131
____________
(a)Includes the allocation of ERCOT default uplift charges, accrual of Koch earn-out disputed amounts (see Note 11) and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

Fair Value of Debt

		March 31, 2021		December 31, 2020
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,571	$2,545	$2,579	$2,565
Vistra Operations Senior Notes	Level 2	6,636	6,962	6,634	7,204
Forward Capacity Agreements	Level 3	519	519	45	45
Equipment Financing Agreements	Level 3	56	56	59	59
Building Financing	Level 2	7	7	10	10
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$561	$406
Restricted cash included in current assets	22	19
Restricted cash included in noncurrent assets	18	19
Total cash, cash equivalents and restricted cash	$601	$444

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash payments related to:
Interest paid	$191	$208
Capitalized interest	(8)	(3)
Interest paid (net of capitalized interest)	$183	$205
Income taxes paid (refunds received) (a)	$7	$(36)
Noncash investing and financing activities:
Disposition of investment in NELP	$—	$123
Acquisition of investment in NJEA	$—	$90
____________
(a)For the three months ended March 31, 2021 and 2020, we paid state income taxes of $8 million and $1 million, respectively, received federal tax refunds of zero and $37 million, respectively, and received state tax refunds of $1 million and zero, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2020 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three months ended March 31, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company's critical accounting policies are disclosed in our 2020 Form 10-K.

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including power generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 16 to the Financial Statements for further information concerning the updates to our reportable business segments.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the three months ended March 31, 2021 (see Note 1 to the Financial Statements). The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri.

This impact is based on currently available information and is not expected to have any material impact on future periods. The final amount of the storm impact is subject to the completion of customer billing activities and receipt of the final settlement data from ERCOT, which is expected to be released 180 days after the transaction day. These factors could, but are not expected to, materially change the reported amount of the storm impact. Additionally, we have disputes over certain gas invoices that are not anticipated to have a material impact.

In addition, the final amount of the storm impact continues to be subject to the outcome of potential litigation arising from this event (including any litigation that we may pursue or be a party to); or any corrective action taken by the State of Texas, ERCOT, the RCT, or the PUCT to resettle pricing across any portion of the supply chain that is currently being considered or may be considered by any such parties. There have already been several announced efforts by the state and federal governments and regulatory agencies to investigate and determine the causes of this event and its impact on consumers. We have received a civil investigative demand from the Attorney General of Texas as well as requests for information from ERCOT related to this event and may receive additional inquiries. We are cooperating with these entities and are working to respond to these requests. Those efforts may result in changes in regulations that impact our industry including but not limited to additional requirements for winterization of various facets of the electricity supply chain including generation, transmission, and fuel supply; improvements in coordination among the various participants in the electricity and natural gas supply chains during any future event; potential revisions to the way in which the ERCOT market compensates and incentivizes the continued operation of assets that only run during times of scarcity; and potential changes to the types of plans permitted to be marketed to residential customers. We are continuing to monitor this situation as it develops. The full impact of litigation or any legislative or regulatory changes or actions (including enforcement actions that may be brought against various market participants) that may occur as a result of the event could have a material impact on our business, financial condition, results of operations, or cash flows, but cannot be estimated at this time. See Note 11 to the Financial Statements for further discussion of these matters.

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

In response to the storm, Vistra intends to take various actions to improve its risk profile for future weather-driven volatility events, including investing in improvements to further harden its coal fuel handling capabilities; evaluating additional weatherization of its ERCOT fleet for even colder temperatures and longer durations; carrying more backup generation into the peak seasons; contracting for incremental gas storage to support its gas fleet; evaluating installing dual fuel capabilities at its gas steam units and increasing fuel oil inventory at its existing dual fuel sites; and advocating with the Texas legislature for registration of gas infrastructure as critical resources with the transmission and distribution utilities and for enhanced winterization of both gas and power assets in the state.

Investments in Clean Energy and CO2 Reductions

In September 2020, we announced the planned development of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

In September 2020 and December 2020, we announced our intention to retire (a) all of our remaining coal generation facilities in Illinois and Ohio, (b) one coal generation facility in Texas and (c) one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. See Note 3 to the Financial Statements for a summary of these planned generation retirements as well as our generation plant retirements in 2019.

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

The fundamentals of the Company remain strong. As described under Available Liquidity, the Company has total available liquidity of $2.350 billion as of March 31, 2021, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues or increases in costs or collateral requirements, such as a result of Winter Storm Uri, the Company believes it would have additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital or reducing capital expenditures, planned voluntary debt repayments or operating costs. As a result of the Company's ongoing initiatives, the Company believes it is well positioned to be able to respond to changes in customer demand, regulation or other factors impacting the Company's business related to the COVID-19 pandemic.

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

See Note 6 to the Financial Statements for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

The COVID-19 pandemic has presented potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's three months ended March 31, 2021 results of operations. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part I, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations in our 2020 Form 10-K.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 12 to the Financial Statements for more information about our dividend program.

Share Repurchase Program

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program replaced the share repurchase program previously authorized by the Board and became effective on January 1, 2021. In April 2021, the Company announced that it would pause additional share repurchases under the Share Repurchase Program for the remainder of 2021. See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program, including shares repurchased and remaining amounts available for repurchase.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri caused an increase in our consolidated net leverage, the Company remains committed to achieving its long-term net leverage target. See Note 10 to the Financial Statements for details of our long-term debt activity and Note 9 to the Financial Statements for details of our accounts receivable financing.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at March 31, 2021 were as follows:

	2021	2022
Nuclear/Renewable/Coal Generation:
Texas	93%	62%
Sunset	99%	65%
Gas Generation:
Texas	78%	14%
East	93%	38%
West	96%	24%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pretax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of March 31, 2021.

	Balance 2021	2022
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$7	$45
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(5)	$(42)
Gas Generation: $1.00/MWh increase in spark spread	$7	$33
Gas Generation: $1.00/MWh decrease in spark spread	$(5)	$(30)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$6
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(7)	$(16)
East:
Gas Generation: $1.00/MWh increase in spark spread	$4	$32
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(29)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$4
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$(4)
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$3
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$4	$34
Coal Generation: $2.50/MWh decrease in power price	$—	$(28)

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2021	2020
Operating revenues	$3,207	$2,858	$349
Fuel, purchased power costs and delivery fees	(4,745)	(1,333)	(3,412)
Operating costs	(371)	(379)	8
Depreciation and amortization	(423)	(419)	(4)
Selling, general and administrative expenses	(251)	(252)	1
Impairment of long-lived assets	—	(84)	84
Operating income (loss)	(2,583)	391	(2,974)
Other income	55	7	48
Other deductions	(5)	(31)	26
Interest expense and related charges	(29)	(300)	271
Impacts of Tax Receivable Agreement	37	(8)	45
Equity in earnings of unconsolidated investment	—	3	(3)
Income (loss) before income taxes	(2,525)	62	(2,587)
Income tax (expense) benefit	485	(17)	502
Net income (loss)	$(2,040)	$45	$(2,085)

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,750	$1,083	$724	$33	$279	$—	$(662)	$3,207
Fuel, purchased power costs and delivery fees	(1,400)	(3,318)	(454)	(48)	(187)	—	662	(4,745)
Operating costs	(31)	(179)	(54)	(7)	(93)	(7)	—	(371)
Depreciation and amortization	(53)	(124)	(196)	(5)	(29)	—	(16)	(423)
Selling, general and administrative expenses	(172)	(18)	(18)	(8)	(14)	(9)	(12)	(251)
Operating income (loss)	94	(2,556)	2	(35)	(44)	(16)	(28)	(2,583)
Other income	—	37	—	—	1	16	1	55
Other deductions	(4)	(2)	—	—	1	—	—	(5)
Interest expense and related charges	(2)	3	(1)	4	(1)	—	(32)	(29)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	37	37
Income (loss) before income taxes	88	(2,518)	1	(31)	(43)	—	(22)	(2,525)
Income tax benefit	—	—	—	—	—	—	485	485
Net income (loss)	$88	$(2,518)	$1	$(31)	$(43)	$—	$463	$(2,040)

	Three Months Ended March 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,908	$861	$734	$82	$346	$—	$(1,073)	$2,858
Fuel, purchased power costs and delivery fees	(1,545)	(267)	(387)	(65)	(142)	—	1,073	(1,333)
Operating costs	(30)	(189)	(54)	(5)	(90)	(10)	(1)	(379)
Depreciation and amortization	(80)	(113)	(168)	(5)	(39)	—	(14)	(419)
Selling, general and administrative expenses	(154)	(20)	(33)	(4)	(18)	(7)	(16)	(252)
Impairment of long-lived assets	—	—	—	—	(84)	—	—	(84)
Operating income (loss)	99	272	92	3	(27)	(17)	(31)	391
Other income	—	1	—	—	3	—	3	7
Other deductions	—	(2)	(28)	—	—	(1)	—	(31)
Interest expense and related charges	(4)	2	(2)	1	(1)	—	(296)	(300)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(8)	(8)
Equity in earnings of unconsolidated investment	—	—	3	—	—	—	—	3
Income (loss) before income taxes	95	273	65	4	(25)	(18)	(332)	62
Income tax expense	—	—	—	—	—	—	(17)	(17)
Net income (loss)	$95	$273	$65	$4	$(25)	$(18)	$(349)	$45

Consolidated results decreased $2.085 billion to a net loss of $2.040 billion in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in results is driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri, partially offset by $84 million impairment of assets related to our Joppa/EEI coal plant in 2020 and a $28 million loss on disposal of our equity method investment in Northeast Energy, LP (NELP) in 2020. See Note 17 to the Financial Statements.

Interest expense and related charges decreased $271 million to $29 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven by $88 million in unrealized mark-to-market gains on interest rate swaps in 2021 compared to $174 million in unrealized mark-to-market losses on interest rate swaps in 2020. See Note 17 to the Financial Statements.

For the three months ended March 31, 2021 and 2020, the Impacts of the Tax Receivable Agreement totaled income of $37 million and expense of $8 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended March 31, 2021, income tax benefit totaled $485 million and the effective tax rate was 19.2%. For the three months ended March 31, 2020, income tax expense totaled $17 million and the effective tax rate was 27.4%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2021	2020
Net income (loss)	$(2,040)	$45	$(2,085)
Income tax expense (benefit)	(485)	17	(502)
Interest expense and related charges (a)	29	300	(271)
Depreciation and amortization (b)	443	438	5
EBITDA before Adjustments	(2,053)	800	(2,853)
Unrealized net (gain) resulting from hedging transactions	(96)	(125)	29
Generation plant retirement expenses	2	(1)	3
Fresh start/purchase accounting impacts	1	4	(3)
Impacts of Tax Receivable Agreement	(37)	8	(45)
Non-cash compensation expenses	17	13	4
Transition and merger expenses	(14)	19	(33)
Impairment of long-lived assets	—	84	(84)
Loss on disposal of investment in NELP	—	28	(28)
COVID-19-related expenses (c)	2	—	2
Winter Storm Uri impact (d)	934	—	934
Other, net	3	3	—
Adjusted EBITDA	$(1,241)	$833	$(2,074)
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $88 million and unrealized mark-to-market net losses on interest rate swaps of $174 million for the three months ended March 31, 2021 and 2020, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $21 million and $19 million for the three months ended March 31, 2021 and 2020, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes the following amounts, which we believe are not reflective of our operating performance: $189 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $460 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $141 million), 2022 (approximately $170 million), 2023 (approximately $80 million) and 2024 (approximately $40 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$88	$(2,518)	$1	$(31)	$(43)	$—	$463	$(2,040)
Income tax benefit	—	—	—	—	—	—	(485)	(485)
Interest expense and related charges (a)	2	(3)	1	(4)	1	—	32	29
Depreciation and amortization (b)	53	144	196	5	29	—	16	443
EBITDA before Adjustments	143	(2,377)	198	(30)	(13)	—	26	(2,053)
Unrealized net (gain) loss resulting from hedging transactions	(783)	522	20	53	92	—	—	(96)
Generation plant retirement expenses	—	—	—	—	1	—	1	2
Fresh start/purchase accounting impacts	1	(1)	(1)	—	2	—	—	1
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(37)	(37)
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	—	—	—	—	—	(15)	1	(14)
COVID-19-related expenses (c)	—	1	—	—	1	—	—	2
Winter Storm Uri impacts (d)	432	501	—	—	1	—	—	934
Other, net	8	2	3	1	(2)	1	(10)	3
Adjusted EBITDA	$(199)	$(1,352)	$220	$24	$82	$(14)	$(2)	$(1,241)
____________
(a)Includes $88 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $21 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes the following amounts, which we believe are not reflective of our operating performance: $189 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $460 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $141 million), 2022 (approximately $170 million), 2023 (approximately $80 million) and 2024 (approximately $40 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended March 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$95	$273	$65	$4	$(25)	$(18)	$(349)	$45
Income tax expense	—	—	—	—	—	—	17	17
Interest expense and related charges (a)	4	(2)	2	—	1	—	295	300
Depreciation and amortization (b)	80	133	167	5	39	—	14	438
EBITDA before Adjustments	179	404	234	9	15	(18)	(23)	800
Unrealized net (gain) loss resulting from hedging transactions	121	(181)	(38)	12	(39)	—	—	(125)
Generation plant retirement expenses	—	—	—	—	—	(1)	—	(1)
Fresh start/purchase accounting impacts	4	(3)	—	—	3	—	—	4
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	8	8
Non-cash compensation expenses	—	—	—	—	—	—	13	13
Transition and merger expenses	5	2	7	—	—	—	5	19
Impairment of long-lived assets	—	—	—	—	84	—	—	84
Loss on disposal of investment in NELP	—	—	28	—	—	—	—	28
Other, net	2	1	7	—	—	1	(8)	3
Adjusted EBITDA	$311	$223	$238	$21	$63	$(18)	$(5)	$833
____________
(a)Includes $174 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $19 million in Texas segment.

Retail Segment — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2021	2020
Operating revenues:
Revenues in ERCOT	$1,169	$1,271	$(102)
Revenues in Northeast/Midwest	587	640	(53)
Amortization expense	(1)	(4)	3
Other revenues	(5)	1	(6)
Total operating revenues	1,750	1,908	(158)
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,451)	(954)	(497)
Unrealized net gains (losses) on hedging activities with affiliates	790	(119)	909
Unrealized net losses on hedging activities	(3)	(3)	—
Delivery fees	(441)	(428)	(13)
Other costs (a)	(295)	(41)	(254)
Total fuel, purchased power costs and delivery fees	(1,400)	(1,545)	145
Net income	$88	$95	$(7)
Adjusted EBITDA	$(199)	$311	$(510)
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	12,847	11,790	1,057
Sales volumes in Northeast/Midwest	9,050	9,204	(154)
Total retail electricity sales volumes	21,897	20,994	903
Weather (North Texas average) - percent of normal (b):
Cooling degree days	58.9%	136.2%
Heating degree days	116.4%	83.7%
____________
(a)For the three months ended March 31, 2021, includes $132 million of third-party fuel and power purchases and $163 million of future bill credits to large commercial and industrial customers. For the three months ended March 31, 2020, includes $40 million of third-party fuel and power purchases.
(b)Weather data is obtained from Weatherbank, Inc. For the three months ended March 31, 2021, normal is defined as the average over the 10-year period from March 2011 to March 2020. For the three months ended March 31, 2020, normal is defined as the average over the 10-year period from March 2010 to March 2019.

Net income decreased by $7 million to $88 million and Adjusted EBITDA decreased by $510 million to a net loss of $199 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Three Months Ended March 31, 2021 Compared to 2020
Lower margins driven by Winter Storm Uri	$(489)
Other driven by higher SG&A and bad debt expense	(21)
Change in Adjusted EBITDA	$(510)
Favorable impact of higher unrealized net gains on hedging activities	904
Future bill credits and other costs related to Winter Storm Uri	(432)
Increase in depreciation and amortization expenses	27
Lower transition and merger and other expenses	4
Change in net income (loss)	$(7)

Generation — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$700	$260	$335	$195	$85	$74	$245	$181
Capacity revenue from ISO/RTO	—	—	(4)	3	—	—	39	42
Sales to affiliates	924	398	428	482	1	1	99	72
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(26)	(41)	55	74	(5)	(10)	(52)	(75)
Unrealized net gains (losses) on hedging activities	158	175	(7)	(72)	(48)	17	(13)	132
Unrealized net gains (losses) on hedging activities with affiliates	(673)	69	(83)	52	—	—	(34)	(2)
Other revenues	—	—	—	—	—	—	(5)	(4)
Operating revenues	1,083	861	724	734	33	82	279	346
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(1,672)	(212)	(459)	(358)	(48)	(46)	(192)	(125)
Fuel for generation facilities and purchased power costs from affiliates	—	2	—	(3)	—	—	(1)	1
Unrealized (gains) losses from hedging activities	19	(22)	15	(16)	—	(19)	7	(16)
Ancillary and other costs	(1,665)	(35)	(10)	(10)	—	—	(1)	(2)
Fuel, purchased power costs and delivery fees	(3,318)	(267)	(454)	(387)	(48)	(65)	(187)	(142)
Net income (loss)	$(2,518)	$273	$1	$65	$(31)	$4	$(43)	$(25)
Adjusted EBITDA	$(1,352)	$223	$220	$238	$24	$21	$82	$63
Production volumes (GWh):
Natural gas facilities	6,847	8,861	13,878	13,148	1,262	1,526
Lignite and coal facilities	5,892	5,479					8,533	5,778
Nuclear facilities	5,210	5,224
Solar/Battery facilities	96	79
Capacity factors:
CCGT facilities	38.5%	51.0%	59.6%	56.2%	57.3%	69.3%
Lignite and coal facilities	70.9%	65.9%					54.4%	36.8%
Nuclear facilities	104.9%	105.1%
Weather - percent of normal (a):
Cooling degree days	59.7%	160.9%	—%	—%	37.6%	59.8%	—%	—%
Heating degree days	121.7%	78.0%	96.4%	83.6%	110.3%	96.0%	94.7%	84.0%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$490.52	$19.39	PJM West Hub	$34.69	$22.50
			AEP Dayton Hub	$34.73	$22.38
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$3.38	$1.88	NYISO Zone C	$29.39	$18.33
			Massachusetts Hub	$54.44	$24.59
Average natural gas price (a):			Indiana Hub	$45.08	$24.65
TetcoM3 ($/MMBtu)	$3.26	$1.77	Northern Illinois Hub	$32.97	$21.23
Algonquin Citygates ($/MMBtu)	$5.47	$2.22
___________
(b)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(c)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Three Months Ended March 31, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(1,627)	$(20)	$9	$16
Favorable/(unfavorable) change in other operating costs	14	1	(2)	(2)
Change in selling, general and administrative expenses	1	3	(3)	5
Other	37	(2)	(1)	—
Change in Adjusted EBITDA	$(1,575)	$(18)	$3	$19
Favorable/(unfavorable) change in depreciation and amortization	(11)	(29)	—	10
Change in unrealized net losses on hedging activities	(703)	(58)	(41)	(131)
Impairment of long-lived assets	—	—	—	84
Generation plant retirement expenses	—	—	—	(1)
Fresh start/purchase accounting impacts	(2)	1	—	1
Transition and merger expenses	2	7	—	—
Loss on disposal of investment in NELP	—	28	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	(501)	—	—	(1)
Other (including interest and COVID-19 related expenses)	(1)	5	3	1
Change in Net income (loss)	$(2,791)	$(64)	$(35)	$(18)

The change in Texas segment results was driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri, and unrealized hedging losses in current year versus unrealized hedging gains in prior year.

The change in East segment results was driven by higher revenue net of fuel, loss on disposal of equity method investment in NELP for 100% ownership of NJEA (see Note 17 to the Financial Statements) in 2020, partially offset by unrealized hedging losses in current year versus unrealized hedging gains in prior year.

The change in West segment results was driven by higher unrealized hedging losses in current year versus prior year, partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by unrealized hedging losses in current year versus unrealized hedging gains in prior year, partially offset by impairment of assets related to our Joppa/EEI coal generation facility in 2020.

Asset Closure Segment — Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 30,		Favorable (Unfavorable) Change
	2021	2020
Operating costs	$(7)	$(10)	$3
Selling, general and administrative expenses	(9)	(7)	(2)
Operating loss	(16)	(17)	1
Other income	16	—	16
Other deductions	—	(1)	1
Loss before income taxes	—	(18)	18
Net loss	$—	$(18)	$18
Adjusted EBITDA	$(14)	$(18)	$4
Production volumes (GWh)	—	3	(3)

Operating costs for the three months ended March 31, 2021 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The current year results include a gain on the settlement of rail transportation disputes (see Note 17 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2021 and 2020. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $96 million and $125 million in unrealized net gains for the three months ended March 31, 2021 and 2020, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
	2021	2020
Commodity contract net liability at beginning of period	$(75)	$(279)
Settlements/termination of positions (a)	(30)	(26)
Changes in fair value of positions in the portfolio (b)	126	151
Other activity (c)	(29)	20
Commodity contract net liability at end of period	$(8)	$(134)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The three months ended March 31, 2021 and 2020 include reversals of $2 million and $13 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius acquisition and Ambit acquisition. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at March 31, 2021, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at March 31, 2021
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(121)	$(52)	$—	$—	$(173)
Prices provided by other external sources	(25)	(15)	1	—	(39)
Prices based on models	92	48	34	30	204
Total	$(54)	$(19)	$35	$30	$(8)

FINANCIAL CONDITION

Operating Cash Flows

Cash used in operating activities totaled $1.653 billion for the three months ended March 31, 2021 compared to cash provided by operating activities of $552 million for the three months ended March 31, 2020. The unfavorable change of $2.205 billion was primarily driven by lower cash from operations due to Winter Storm Uri impacts and higher cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $88 million and $70 million for the three months ended March 31, 2021 and 2020, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $129 million and $284 million for the three months ended March 31, 2021 and 2020, respectively. Capital expenditures totaled $192 million and $261 million for the three months ended March 31, 2021 and 2020, respectively, and consisted of the following:

	Three Months Ended March 31,
	2021	2020
Capital expenditures, including LTSA prepayments	$108	$160
Nuclear fuel purchases	$6	$24
Growth and development expenditures	$78	$77
Capital expenditures	$192	$261

Cash used in investing activities also reflected net sales of environmental allowances of $17 million for the three months ended March 31, 2021 and net purchases of environmental allowances of $32 million for the three months ended March 31, 2020. In the three months ended March 31, 2021, we also received insurance proceeds of $40 million.

Financing Cash Flows

Cash provided by financing activities totaled $1.939 billion and $52 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by:

•$1.0 billion in cash received from the issuance of term loans under the Term Loan A Facility in March 2021;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in March 2021;
•net borrowings of $425 million under the accounts receivable financing facilities in 2021;
•net borrowings of $300 million under the Revolving Credit Facility in 2021;
•repayment of $100 million of term loans under the Vistra Operations Credit Facility in March 2020; and
•redemption of $81 million principal amount of outstanding of 8.000% senior notes in January 2020;

partially offset by:

•net borrowings of $350 million under the Revolving Credit Facility in 2020; and
•$175 million in cash paid for share repurchases in 2021.

Debt Activity

See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2021:

	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$561	$406	$155
Vistra Operations Credit Facilities — Revolving Credit Facility	1,789	1,988	(199)
Vistra Operations — Alternate Letter of Credit Facility	—	5	(5)
Total available liquidity (a)	$2,350	$2,399	$(49)
____________
(a)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $49 million decrease in available liquidity for the three months ended March 31, 2021 was primarily driven by cash used in operations, $192 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $175 million in cash paid for share repurchases and $74 million in dividends paid to stockholders, partially offset by $1.0 billion in cash received from the issuance of term loans under the Term Loan A Facility, $500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022, $425 million in net cash borrowings under the accounts receivable financing facilities, $300 million in net cash borrowings under the Revolving Credit Facility.

In April 2021, Vistra Operations borrowed an additional $250 million under the Term Loan A Facility. These proceeds from the Term Loan A Facility, together with cash on hand, were used to repay $300 million of outstanding borrowings under the Revolving Credit Facility in April 2021. As of April 19, 2021, Vistra had total available liquidity of approximately $2.784 billion, including cash and cash equivalents of approximately $549 million, and approximately $2.235 billion of aggregate availability under the Revolving Credit Facility and the Secured LOC Facilities.

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

At March 31, 2021, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$398 million in cash has been posted with counterparties as compared to $257 million posted at December 31, 2020;
•$40 million in cash has been received from counterparties as compared to $33 million received at December 31, 2020;
•$985 million in letters of credit have been posted with counterparties as compared to $878 million posted at December 31, 2020; and
•$19 million in letters of credit have been received from counterparties as compared to $18 million received at December 31, 2020.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2021, Vistra Operations Company LLC posted letters of credit in the amount of $74 million, which is subject to adjustments.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's use of NOL carryforwards. We expect to make approximately $44 million in state income tax payments, offset by $9 million in state tax refunds, and $3 million in TRA payments in the next 12 months.

For the three months ended March 31, 2021, there were no federal income tax payments, $8 million in state income tax payments, $1 million in state income tax refunds and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended March 31, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2021, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $338 million in the form of letters of credit, $10 million in the form of a surety bond and $1 million of cash at March 31, 2021 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $3.864 billion at March 31, 2021, including $300 million of cash borrowings under the Revolving Credit Facility.

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

Guarantees

See Note 11 to the Financial Statements for discussion of guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 11 to the Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to the Financial Statements for discussion of changes in accounting standards.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that in the normal course of business we may experience a loss in value because of changes in market conditions that affect economic factors such as commodity prices, interest rates and counterparty credit. Our exposure to market risk is affected by several factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to hedge debt costs, as well as exchange-traded, over-the-counter contracts and other contractual arrangements to hedge commodity prices.

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

Vistra has a risk management organization that enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits, and evaluates the risks inherent in our businesses.

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

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Month-end average VaR	$449	$234
Month-end high VaR	$585	$361
Month-end low VaR	$359	$164

The increase in the month-end high VaR risk measure in 2021 is primarily driven by a larger net open position compared to the prior year.

Interest Rate Risk

At March 31, 2021, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $23 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.407 billion at March 31, 2021.

At March 31, 2021, Retail segment credit exposure totaled $1.027 billion, including $1.024 billion of trade accounts receivable and $3 million related to derivative assets. Cash deposits and letters of credit held as collateral for these receivables totaled $89 million, resulting in a net exposure of $938 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At March 31, 2021, aggregate Texas, East and Sunset segments credit exposure totaled $380 million including $307 million related to derivative assets and $73 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East and Sunset segments exposure was $345 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at March 31, 2021. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$303	$26	$277
Below investment grade or no rating	77	9	68
Totals	$380	$35	$345

Significant (i.e., 10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $148 million, or 43%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
•the severity, magnitude and duration of extreme weather events (including Winter Storm Uri), drought and limitations on access to water, and other weather conditions and natural phenomena, contingencies and uncertainties relating thereto, most of which are difficult to predict and many of which are beyond our control, and the resulting effects on our results of operations, financial condition and cash flows;
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
•our ability to maintain prudent financial leverage and achieve our capital allocation, performance, and cost-saving initiatives and objectives;
•our ability to generate sufficient cash flow to make principal and interest payments in respect of, or refinance, our debt obligations;
•our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;
•our ability to implement and successfully execute upon our strategic and growth initiatives, including the completion and integration of mergers, acquisitions and/or joint venture activity, the identification and completion of sales and divestitures activity, and the completion and commercialization of our other business development and construction projects;
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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2021. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factor in our 2020 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2021	3,552,381	$20.82	3,552,381	$1,426
February 1 - February 28, 2021	3,731,529	$20.65	3,731,529	$1,349
March 1 - March 31, 2021	1,374,243	$17.45	1,374,243	$1,325
For the quarter ended March 31, 2021	8,658,153	$20.21	8,658,153	$1,325

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program replaced the share repurchase program previously authorized by the Board and became effective on January 1, 2021. In April 2021, the Company announced that it would pause additional share repurchases under the Share Repurchase Program for the remainder of 2021.

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

See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program.

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

Item 5.OTHER INFORMATION

None

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	3.3	—	Restated Bylaws of Vistra Corp., effective February 23, 2021

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	4.9	—	Sixth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.2	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	4.18	—	Sixth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.3	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	4.27	—	Sixth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.4	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	4.42	—
Eighth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of January 8, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.5	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	4.56	—
Eighth Amendment to Receivables Purchase Agreement, dated as of February 19, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.6	**		—
Ninth Amendment to Receivables Purchase Agreement, dated as of March 26, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

Exhibits	Previously Filed With File Number*	As Exhibit
10.1	001-38086 Form 8-K (filed on April 2, 2021)	10.1	—
Credit Agreement, dated as of March 29, 2021, among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), Royal Bank of Canada (as Administrative Agent and as Collateral Agent), and the 2021 Incremental Term Loan Lender (as defined therein)

10.2	001-38086 Form 8-K (filed on April 2, 2021)	10.2	—
First Amendment to Credit Agreement, dated as of April 1, 2021, among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), Royal Bank of Canada (as Administrative Agent and as Collateral Agent), and the 2021 Incremental Term Loan Lender (as defined therein)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
____________________
*    Incorporated herein by reference
**    Filed herewith
***    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Corp.

By:	/s/ CHRISTY DOBRY
Name:	Christy Dobry
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 4, 2021