Form 10-Q
period 2021-06-30
Vistra Corp.
filed 2021-08-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 3, 2021, there were 482,518,768 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
Ambit or Ambit Energy	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative
SO2	sulfur dioxide
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
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

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues (Note 4)	$2,565	$2,509	$5,772	$5,367
Fuel, purchased power costs and delivery fees	(1,320)	(1,029)	(6,065)	(2,362)
Operating costs	(429)	(412)	(801)	(792)
Depreciation and amortization	(464)	(455)	(887)	(875)
Selling, general and administrative expenses	(252)	(236)	(502)	(488)
Impairment of long-lived assets (Note 17)	(38)	—	(38)	(84)
Operating income (loss)	62	377	(2,521)	766
Other income (Note 17)	36	5	92	12
Other deductions (Note 17)	(2)	(4)	(7)	(35)
Interest expense and related charges (Note 17)	(135)	(141)	(164)	(440)
Impacts of Tax Receivable Agreement (Note 7)	(41)	(6)	(4)	(14)
Equity in earnings of unconsolidated investment	—	1	—	4
Income (loss) before income taxes	(80)	232	(2,604)	293
Income tax (expense) benefit (Note 6)	115	(68)	600	(84)
Net income (loss)	$35	$164	$(2,004)	$209
Net (income) loss attributable to noncontrolling interest	1	2	(2)	13
Net income (loss) attributable to Vistra	$36	$166	$(2,006)	$222
Weighted average shares of common stock outstanding:
Basic	486,022,633	488,680,442	485,364,606	488,312,503
Diluted	487,366,226	490,468,735	485,364,606	490,709,932
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.07	$0.34	$(4.13)	$0.45
Diluted	$0.07	$0.34	$(4.13)	$0.45

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$35	$164	$(2,004)	$209
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax (expense) benefit of $(1), $—, $(1) and $7)	1	1	3	(22)
Total other comprehensive income (loss)	1	1	3	(22)
Comprehensive income (loss)	$36	$165	$(2,001)	$187
Comprehensive (income) loss attributable to noncontrolling interest	1	2	(2)	13
Comprehensive income (loss) attributable to Vistra	$37	$167	$(2,003)	$200

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2021	2020
Cash flows — operating activities:
Net income (loss)	$(2,004)	$209
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	969	1,022
Deferred income tax expense (benefit), net	(626)	73
Impairment of long-lived assets (Note 17)	38	84
Loss on disposal of investment in NELP (Note 17)	—	29
Unrealized net (gain) loss from mark-to-market valuations of commodities	182	(123)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(79)	192
Asset retirement obligation accretion expense	19	23
Impacts of Tax Receivable Agreement (Note 7)	4	14
Stock-based compensation	25	30
Other, net	56	55
Changes in operating assets and liabilities:
Margin deposits, net	(240)	58
Accrued interest	8	(6)
Accrued taxes	(75)	(59)
Accrued employee incentive	(107)	(70)
Other operating assets and liabilities	773	(222)
Cash provided by (used in) operating activities	(1,057)	1,309
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(546)	(588)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 17)	267	224
Investments in nuclear decommissioning trust fund securities (Note 17)	(277)	(234)
Proceeds from sales of environmental allowances	64	88
Purchases of environmental allowances	(173)	(173)
Insurance proceeds	63	15
Other, net	27	15
Cash used in investing activities	(575)	(653)
Cash flows — financing activities:
Issuances of long-term debt (Note 10)	1,250	—
Borrowings under Term Loan A (Note 10)	1,250	—
Repayment under Term Loan A (Note 10)	(1,250)	—
Proceeds from forward capacity agreement (Note 10)	500	—
Repayments/repurchases of debt (Note 10)	(101)	(756)
Net borrowings under accounts receivable financing (Note 9)	361	—
Borrowings under Revolving Credit Facility (Note 10)	1,300	925
Repayments under Revolving Credit Facility (Note 10)	(1,300)	(725)
Share repurchases (Note 12)	(175)	—
Dividends paid to stockholders (Note 12)	(147)	(132)
Debt tender offer and other financing fees (Note 10)	(13)	(10)
Other, net	(4)	—
Cash provided by (used in) financing activities	1,671	(698)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	39	(42)
Cash, cash equivalents and restricted cash — beginning balance	444	475
Cash, cash equivalents and restricted cash — ending balance	$483	$433

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$444	$406
Restricted cash (Note 17)	23	19
Trade accounts receivable — net (Note 17)	1,352	1,279
Inventories (Note 17)	486	515
Commodity and other derivative contractual assets (Note 14)	1,687	748
Margin deposits related to commodity contracts	507	257
Prepaid expense and other current assets	250	205
Total current assets	4,749	3,429
Restricted cash (Note 17)	16	19
Investments (Note 17)	1,912	1,759
Property, plant and equipment — net (Note 17)	13,327	13,499
Operating lease right-of-use assets	42	45
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,290	2,446
Commodity and other derivative contractual assets (Note 14)	332	258
Accumulated deferred income taxes	1,464	838
Other noncurrent assets	300	332
Total assets	$27,015	$25,208
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 9)	661	300
Long-term debt due currently (Note 10)	511	95
Trade accounts payable	1,078	880
Commodity and other derivative contractual liabilities (Note 14)	2,044	789
Margin deposits related to commodity contracts	43	33
Accrued income taxes	8	16
Accrued taxes other than income	143	210
Accrued interest	138	131
Asset retirement obligations (Note 17)	103	103
Operating lease liabilities	7	8
Other current liabilities	487	471
Total current liabilities	5,223	3,036

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2021	December 31, 2020
Long-term debt, less amounts due currently (Note 10)	10,484	9,235
Operating lease liabilities	38	40
Commodity and other derivative contractual liabilities (Note 14)	537	624
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 7)	451	447
Asset retirement obligations (Note 17)	2,346	2,333
Other noncurrent liabilities and deferred credits (Note 17)	1,867	1,131
Total liabilities	20,947	16,847
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2021 — 482,468,556; December 31, 2020 — 489,305,888)	5	5
Treasury stock, at cost (shares: June 30, 2021 — 49,701,377; December 31, 2020 — 41,043,224)	(1,148)	(973)
Additional paid-in-capital	9,816	9,786
Retained deficit	(2,552)	(399)
Accumulated other comprehensive loss	(45)	(48)
Stockholders' equity	6,076	8,371
Noncontrolling interest in subsidiary	(8)	(10)
Total equity	6,068	8,361
Total liabilities and equity	$27,015	$25,208

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

Winter Storm Uri

In February 2021, a severe winter storm with extremely cold temperatures affected much of the U.S., including Texas. Winter Storm Uri had a material adverse impact on our results of operations and operating cash flows. This severe weather resulted in surging demand for power, gas supply shortages, operational challenges for generators, and a significant load shed event that was ordered by ERCOT beginning on February 15, 2021 and continuing through February 18, 2021. The final financial impact of Winter Storm Uri continues to be subject to the completion of customer billing activities, receipt of final settlement data from ERCOT, the outcome of potential litigation and legislative actions arising from the event, or any corrective action taken by the State of Texas, ERCOT, the RCT or the PUCT to resettle pricing across any portion of the supply chain (i.e. fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants), that is currently being considered or may be considered by any such parties. Additionally, we have disputes over certain gas invoices that are not anticipated to have a material impact.

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

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the three or six months ended June 30, 2021.

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

Recent Developments

Finalization of Plant's Planned Retirement Date — In July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022 due to the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021. We had previously announced that Zimmer would retire no later than the end of 2027.

Accounts Receivable Financing — In July 2021, certain subsidiaries of the Company entered into amendments to the Receivables Facility and Repurchase Facility, respectively, extending the terms of such facilities to July 2022 and August 2021, respectively. In August 2021, the Repurchase Facility was further amended to extend the term of such facility to July 2022 (see Note 9).

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Estimated commercial operation dates for these facilities range from Fall 2021 to Fall 2023. At June 30, 2021, we had accumulated approximately $133 million in construction-work-in-process for these Texas segment solar generation and battery ESS projects.

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

Moss Landing — In June 2018, we announced that, subject to approval by the CPUC, we would enter into a 20-year resource adequacy contract with PG&E to develop a 300 MW battery ESS at our Moss Landing Power Plant site in California (Moss Landing Phase I). PG&E filed its application with the CPUC in June 2018 and the CPUC approved the resource adequacy contract in November 2018. Under the contract, PG&E will pay us a fixed monthly resource adequacy payment, while we will receive the energy revenues and incur the costs from dispatching and charging the ESS. Moss Landing Phase I commenced commercial operations in May 2021.

In May 2020, we announced that, subject to approval by the CPUC, we would enter into a 10-year resource adequacy contract with PG&E to develop an additional 100 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase II). PG&E filed its application with the CPUC in May 2020 and the CPUC approved the resource adequacy contract in August 2020. At June 30, 2021, we had accumulated approximately $130 million in construction work-in-process for Moss Landing Phase II. Moss Landing Phase II commenced commercial operations in July 2021.

3.    RETIREMENT OF GENERATION FACILITIES

In September and December 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11), and in furtherance of our efforts to significantly reduce our carbon footprint. Expected plant retirement expenses of $43 million, driven by severance cost, were accrued in the three months ended September 30, 2020 in operating costs of our Sunset segment. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018 (see Note 11). We had previously announced that Joppa would retire no later than the end of 2027. In July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022 due to the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021. We had previously announced that Zimmer would retire no later than the end of 2027.

In September 2019, we announced the settlement of a lawsuit alleging violations of opacity and particulate matter limits at our Edwards coal generation facility in Illinois. As part of the settlement, which was approved by the U.S. District Court for the Central District of Illinois in November 2019, we will retire the Edwards facility by the end of 2022.

Operational results for plants with planned retirements are included in our Sunset segment beginning in the quarter when a retirement plan is announced. See Note 17 for discussion of impairments recorded in connection with these announcements.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Expected Retirement Date (a)
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027
Edwards	Bartonville, IL	MISO	Coal	585	By the end of 2022
Joppa	Joppa, IL	MISO	Coal	802	By September 1, 2022
Joppa	Joppa, IL	MISO	Natural Gas	221	By September 1, 2022
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027
Zimmer	Moscow, OH	PJM	Coal	1,300	By May 31, 2022
Total				7,486
____________
(a)Generation facilities may retire earlier than expected dates if economic or other conditions dictate.

In December 2020, we announced the retirement of our 83 MW Wharton natural gas facility in Texas due to its age, cost profile and small scale, as well as low power prices, limited operational windows and substantial costs to repair, maintain and upgrade the facility. Operational results for the Wharton facility are included in the Asset Closure segment. The previously announced retirement of our 244 MW Trinidad natural gas facility in Texas was rescinded in April 2021.

4.    REVENUE

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,417	$—	$—	$—	$—	$—	$—	$1,417
Retail energy charge in Northeast/Midwest	504	—	—	—	—	—	—	504
Wholesale generation revenue from ISO/RTO	—	128	96	31	185	—	—	440
Capacity revenue from ISO/RTO (a)	—	—	2	—	43	—	—	45
Revenue from other wholesale contracts	—	56	130	24	44	—	—	254
Total revenue from contracts with customers	1,921	184	228	55	272	—	—	2,660
Other revenues:
Intangible amortization	(2)	—	73	—	(2)	—	—	69
Hedging and other revenues (b)	—	(8)	131	(7)	(280)	—	—	(164)
Affiliate sales (c)	—	(644)	73	—	(38)	—	609	—
Total other revenues	(2)	(652)	277	(7)	(320)	—	609	(95)
Total revenues	$1,919	$(468)	$505	$48	$(48)	$—	$609	$2,565
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO.
(b)Includes $343 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas segment includes $952 million of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,411	$—	$—	$—	$—	$—	$—	$1,411
Retail energy charge in Northeast/Midwest	540	—	—	—	—	—	—	540
Wholesale generation revenue from ISO/RTO	—	61	38	13	66	1	—	179
Capacity revenue from ISO/RTO (a)	—	—	(12)	—	41	—	—	29
Revenue from other wholesale contracts	—	63	163	21	54	—	—	301
Total revenue from contracts with customers	1,951	124	189	34	161	1	—	2,460
Other revenues:
Intangible amortization	(5)	—	—	—	(7)	—	—	(12)
Hedging and other revenues (b)	10	53	(8)	11	(6)	1	—	61
Affiliate sales	—	664	284	—	73	—	(1,021)	—
Total other revenues	5	717	276	11	60	1	(1,021)	49
Total revenues	$1,956	$841	$465	$45	$221	$2	$(1,021)	$2,509
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.
(b)Includes $69 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,565	$—	$—	$—	$—	$—	$—	$2,565
Retail energy charge in Northeast/Midwest	1,091	—	—	—	—	—	—	1,091
Wholesale generation revenue from ISO/RTO	—	3,374	252	69	908	—	—	4,603
Capacity revenue from ISO/RTO (a)	—	—	(2)	—	82	—	—	80
Revenue from other wholesale contracts	—	2,084	293	46	102	—	—	2,525
Total revenue from contracts with customers	3,656	5,458	543	115	1,092	—	—	10,864
Other revenues:
Intangible amortization	(3)	—	74	—	(8)	—	—	63
Hedging and other revenues (b)	16	(4,450)	195	(36)	(880)	—	—	(5,155)
Affiliate sales (c)	—	(393)	418	2	26	—	(53)	—
Total other revenues	13	(4,843)	687	(34)	(862)	—	(53)	(5,092)
Total revenues	$3,669	$615	$1,230	$81	$230	$—	$(53)	$5,772
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.
(b)Includes $285 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

(c)Texas segment includes $1.625 billion of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,665	$—	$—	$—	$—	$—	$—	$2,665
Retail energy charge in Northeast/Midwest	1,180	—	—	—	—	—	—	1,180
Wholesale generation revenue from ISO/RTO	—	156	98	46	142	1	—	443
Capacity revenue from ISO/RTO (a)	—	—	(9)	—	83	—	—	74
Revenue from other wholesale contracts	—	113	326	25	103	—	—	567
Total revenue from contracts with customers	3,845	269	415	71	328	1	—	4,929
Other revenues:
Intangible amortization	(8)	—	—	—	(11)	—	—	(19)
Hedging and other revenues (b)	27	301	(43)	54	117	1	—	457
Affiliate sales	—	1,132	817	2	144	—	(2,095)	—
Total other revenues	19	1,433	774	56	250	1	(2,095)	438
Total revenues	$3,864	$1,702	$1,189	$127	$578	$2	$(2,095)	$5,367
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes net purchases of capacity in the PJM market and the Sunset segment includes net sales of capacity in the PJM market.
(b)Includes $131 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

Performance Obligations

As of June 30, 2021, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $464 million, $661 million, $245 million, $147 million and $98 million that will be recognized, in the balance of the year ended December 31, 2021 and the years ending December 31, 2022, 2023, 2024 and 2025, respectively, and $484 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	June 30, 2021	December 31, 2020
Trade accounts receivable from contracts with customers — net	$1,266	$1,169
Other trade accounts receivable — net	86	110
Total trade accounts receivable — net	$1,352	$1,279

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

At both June 30, 2021 and December 31, 2020, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2021			December 31, 2020
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,082	$1,532	$550	$2,082	$1,434	$648
Software and other technology-related assets	434	215	219	414	186	228
Retail and wholesale contracts	248	197	51	272	204	68
Contractual service agreements (a)	32	—	32	51	1	50
Other identifiable intangible assets (b)	83	20	63	96	19	77
Total identifiable intangible assets subject to amortization	$2,879	$1,964	915	$2,915	$1,844	1,071
Retail trade names (not subject to amortization)			1,374			1,374
Mineral interests (not currently subject to amortization)			1			1
Total identifiable intangible assets			$2,290			$2,446
____________
(a)At June 30, 2021, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2021	December 31, 2020
Contractual service agreements	$125	$129
Purchase and sale of power and capacity	11	87
Fuel and transportation purchase contracts	16	73
Total identifiable intangible liabilities	$152	$289

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Retail customer relationship	Depreciation and amortization	$50	$77	$98	$151
Software and other technology-related assets	Depreciation and amortization	20	21	38	38
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	(69)	13	(61)	15
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	48	44	105	96
Total intangible asset expense (a)		$49	$155	$180	$300
____________
(a)Amounts recorded in depreciation and amortization totaled $70 million and $99 million for the three months ended June 30, 2021 and 2020, respectively and $138 million and $190 million for the six months ended June 30, 2021 and 2020. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of June 30, 2021, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2021	$210
2022	$190
2023	$136
2024	$87
2025	$62

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(80)	$232	$(2,604)	$293
Income tax (expense) benefit	$115	$(68)	$600	$(84)
Effective tax rate	143.8%	29.3%	23.0%	28.7%

For the three months ended June 30, 2021, the effective tax rate of 143.8% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of a decrease in our state valuation allowances primarily due to newly enacted state tax legislation. For the six months ended June 30, 2021, the effective tax rate of 23.0% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

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

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. Vistra expects to receive an approximate $298 million increase in interest expense deduction in the 2021 tax year under the final Section 163(j) regulations. We do not anticipate a material impact to the effective tax rate from this impact. Vistra also utilized the CARES Act payroll deferral mechanism to defer the payment of approximately $20 million from 2020 to 2021 and 2022. We expect to pay approximately half of the previously deferred taxes in December 2021.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $40 million and $39 million at June 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
TRA obligation at the beginning of the period	$450	$455
Accretion expense	32	34
Changes in tax assumptions impacting timing of payments (a)	(28)	(20)
Impacts of Tax Receivable Agreement	4	14
TRA obligation at the end of the period	454	469
Less amounts due currently	(3)	(1)
Noncurrent TRA obligation at the end of the period	$451	$468
____________
(a)During the three months ended June 30, 2021, we recorded an increase to the carrying value of the TRA obligation totaling $26 million as a result of adjustments to forecasted taxable income. During the six months ended June 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $28 million as a result of adjustments to forecasted taxable income including the financial impacts of Winter Storm Uri. During the three and six months ended June 30, 2020, we recorded decreases of $11 million and $20 million, respectively, to the carrying value of the TRA obligation as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act and changes to Section 163(j) percentage limitation amount.

As of June 30, 2021, the estimated carrying value of the TRA obligation totaled $454 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of June 30, 2021, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stock — basic	$36	$166	$(2,006)	$222
Weighted average shares of common stock outstanding — basic	486,022,633	488,680,442	485,364,606	488,312,503
Net income (loss) per weighted average share of common stock outstanding — basic	$0.07	$0.34	$(4.13)	$0.45
Dilutive securities: Stock-based incentive compensation plan	1,343,593	1,788,293	—	2,397,429
Weighted average shares of common stock outstanding — diluted	487,366,226	490,468,735	485,364,606	490,709,932
Net income (loss) per weighted average share of common stock outstanding — diluted	$0.07	$0.34	$(4.13)	$0.45

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 14,433,851 and 13,978,168 in the three months ended June 30, 2021 and 2020, respectively, and 15,734,553 and 12,123,691 shares for the six months ended June 30, 2021 and 2020, respectively.

9.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2021, extending the term of the Receivables Facility to July 2022, with the ability to borrow $600 million beginning with the settlement date in July 2021 until the settlement date in August 2021, $725 million from the settlement date in August 2021 until the settlement date in November 2021 and $600 million from the settlement date in November 2021 and thereafter for the remaining term of the Receivables Facility.

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

As of June 30, 2021, outstanding borrowings under the Receivables Facility totaled $536 million and were supported by $831 million of RecCo gross receivables. As of December 31, 2020, outstanding borrowings under the Receivables Facility totaled $300 million and were supported by $735 million of RecCo gross receivables.

Repurchase Facility

In October 2020, TXU Energy and the other originators under the Receivables Facility entered into a $125 million repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2021, the Repurchase Facility was renewed until August 2021 and increased from $125 million to $150 million. In August 2021, the Repurchase Facility was renewed until July 2022 and the facility size was decreased from $150 million to $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Transactions). Each Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

TXU Energy and the other Originators have each granted Buyer a first-priority security interest in the Subordinated Note to secure its obligations under the agreements governing the Repurchase Facility, and Vistra Operations has agreed to guarantee the obligations under the agreements governing the Repurchase Facility.

As of June 30, 2021, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings at December 31, 2020.

10.    LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	June 30, 2021	December 31, 2020
Vistra Operations Credit Facilities	$2,557	$2,572
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Secured Notes, due May 15, 2029	1,250	—
Total Vistra Operations Senior Unsecured Notes	4,850	3,600
Other:
Forward Capacity Agreements	473	45
Equipment Financing Agreements	92	68
8.82% Building Financing due semiannually through February 11, 2022 (a)	6	10
Other	3	3
Total other long-term debt	574	126
Unamortized debt premiums, discounts and issuance costs (b)	(86)	(68)
Total long-term debt including amounts due currently	10,995	9,330
Less amounts due currently	(511)	(95)
Total long-term debt less amounts due currently	$10,484	$9,235
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in current assets in our condensed consolidated balance sheets.
(b)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At June 30, 2021, the Vistra Operations Credit Facilities consisted of up to $5.282 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.557 billion (Term Loan B-3 Facility).

In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility were reported in short-term borrowings in our condensed consolidated balance sheet. In May 2021, Vistra Operations used the proceeds from the issuance of the Vistra Operations 4.375% senior unsecured notes due 2029 (described below), together with cash on hand, to repay the $1.250 billion borrowings under the Term Loan A Facility. We recorded an extinguishment loss of $1 million on the transaction in the six months ended June 30, 2021.

In March 2020, Vistra Operations repurchased and cancelled $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875. We recorded an extinguishment gain of $6 million on the transaction in the six months ended June 30, 2020.

During the six months ended June 30, 2021, we borrowed $1.3 billion and repaid $1.3 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

The Vistra Operations Credit Facilities and related available capacity at June 30, 2021 are presented below.

		June 30, 2021
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$832	$1,893
Term Loan B-3 Facility (b)	December 31, 2025	2,557	2,557	—	—
Total Vistra Operations Credit Facilities		$5,282	$2,557	$832	$1,893
___________
(a)Revolving Credit Facility used for general corporate purposes. The Facility includes a $2.35 billion letter of credit sub-facility. Letters of credit outstanding reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets.
(b)Cash borrowings under the Term Loan B-3 Facility are subject to a required scheduled quarterly payment in annual amount equal to 1.00% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.

At June 30, 2021, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At June 30, 2021, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.85%. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. Although the period ended June 30, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of June 30, 2021, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In 2020, Vistra entered into uncommitted standby letter of credit facilities (Secured LOC Facilities) that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The facility is to be used for general corporate purposes. At June 30, 2021, $323 million of letters of credit were outstanding under the Secured LOC Facilities.

Alternate Letter of Credit Facility

At June 30, 2021, $250 million of letters of credit were outstanding under a $250 million alternate letter of credit facility. The facility is to be used for general corporate purposes and matures in December 2021.

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

Vistra Operations Senior Unsecured Notes

In May 2021, Vistra Operations issued and sold $1.250 billion aggregate principal amount of 4.375% senior unsecured notes due 2029 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 4.375% senior unsecured notes due 2029 were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and J.P. Morgan Securities LLC, as representative of the several initial purchasers. The 4.375% senior unsecured notes mature in May 2029, with interest payable in arrears on May 1 and November 1 beginning November 1, 2021 with interest accrued from May 10, 2021. Net proceeds, together with cash on hand, were used to repay all amounts outstanding under the Term Loan A Facility and to pay fees and expenses of $15 million related to the offering.

Since 2018, Vistra Operations has issued and sold $4.85 billion aggregate principal amount of senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures governing the 5.500% senior unsecured notes due 2026, the 5.625% senior unsecured notes due 2027, the 5.000% senior unsecured notes due 2027 and the 4.375% senior unsecured notes due 2029 (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In April 2020, the Company's board of directors (Board) authorized up to $1.0 billion to repay or repurchase additional outstanding debt. Through February 2021, approximately $666 million had been repurchased under the authorization. In March 2021, the Board authorized up to $1.8 billion to repay or repurchase additional outstanding debt, which authorization superseded any amounts that remained outstanding under any previous authorizations. Through June 30, 2021, no debt had been repurchased under the March 2021 authorization.

Vistra Senior Unsecured Notes

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

On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which a portion of the PJM capacity that cleared for Planning Years 2018-2019, 2019-2020 and 2020-2021 was sold to a financial institution (Legacy Forward Capacity Agreements, and, together with the 2021-2022 Forward Capacity Agreement, the Forward Capacity Agreements). In May 2021, the final capacity payment from PJM during the Planning Years 2020-2021 was paid, and the terms of the Legacy Forward Capacity were fulfilled.

Maturities

Long-term debt maturities at June 30, 2021 are as follows:

June 30, 2021
Remainder of 2021	$291
2022	257
2023	40
2024	1,540
2025	2,470
Thereafter	6,483
Unamortized premiums, discounts and debt issuance costs	(86)
Total long-term debt, including amounts due currently	$10,995

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At June 30, 2021, we had outstanding letters of credit totaling $1.405 billion as follows:

•$1.067 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$172 million to support battery and solar development projects;
•$34 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$58 million for other credit support requirements.

Surety Bonds

At June 30, 2021, we had outstanding surety bonds totaling $513 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We remain as defendants in two consolidated putative class actions (Wisconsin) and one individual action (Kansas) both pending in federal court in those states. In the Kansas action, in June 2021, the U.S. Court of Appeals for the Tenth Circuit affirmed the district court's 2019 denial of summary judgment (for reasons different from those of the district court), but also limited the type of damages the plaintiff in that action might be able to recover and remanded the case for further proceedings.

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

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. We filed our opening brief in June 2021. In our brief, we argue that the prior PUCT rushed to adopt a rule that dramatically raised the price of electricity in ERCOT, but in doing so failed to follow any of the rulemaking procedures required for the PUCT to undertake an emergency rulemaking, and we have asked the court to vacate this rule. Other parties also filed briefs in support of our challenge to the PUCT's orders. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that the PUCT has not prejudged or made a final decision on whether to reprice and that we and other parties may continue disputing the pricing through the ERCOT process.

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

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We are responding to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings.

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

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. The ACE rule set a deadline of July 2022 for states to submit their plans for regulating GHG emissions from existing facilities. States where we operate coal plants (i.e., Texas, Illinois and Ohio) began to develop their state plans to comply with the rule. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court, and the D.C. Circuit Court heard argument on those issues in October 2020. In January 2021, the D.C. Circuit Court vacated the ACE rule and remanded the rule to the EPA for further action. In its decision, the D.C. Circuit Court concluded that the EPA's basis for repealing the Clean Power Plan and adopting the ACE rule was not supported by the Clean Air Act. In April 2021, the State of West Virginia and certain other parties filed a petition for writ of certiorari with the U.S. Supreme Court of the D.C. Circuit Court's decision, and in June 2021, the State of North Dakota also filed a petition for writ of certiorari. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra submitted comments on that proposed rulemaking in March 2019. In January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. The final rule excludes sectors from future regulation where GHG emissions make up less than three percent of U.S. GHG emissions. The final rule did not set any specific emission limits for new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. In October 2020, environmental groups petitioned for review of this rule in both the D.C. Circuit Court and the Fifth Circuit Court. In December 2020, a panel of the Fifth Circuit Court consolidated the challenges to the BART final rule and issued an order transferring the case to the D.C. Circuit Court, but we have challenged that decision. We are in compliance with the rule. The BART rule is subject to the Environment Executive Order discussed above, and the EPA has stated it is starting a proceeding for reconsideration of the BART rule.

Affirmative Defenses During Malfunctions

In May 2015, the EPA finalized a rule requiring 36 states, including Texas, Illinois and Ohio, to remove or replace either EPA-approved exemptions or affirmative defense provisions for excess emissions during upset events and unplanned maintenance and startup and shutdown events, referred to as the SIP Call. Various parties (including Luminant, the State of Texas and the State of Ohio) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. In April 2017, the D.C. Circuit Court ordered the case to be held in abeyance. In April 2019, the EPA Region 6 proposed a rule to withdraw the SIP Call with respect to the Texas affirmative defense provisions. We submitted comments on that proposed rulemaking in June 2019. In February 2020, the EPA issued the final rule withdrawing the Texas SIP Call. In April 2020, a group of environmental petitioners, including the Sierra Club, filed a petition in the D.C. Circuit Court challenging the EPA's action with respect to Texas. In October 2020, the EPA issued new guidance on the inclusion of startup, shutdown and malfunction (SSM) provisions in SIPs, which is intended to supersede the policy in the multi-state SIP Call. The guidance provides that the SIPs may contain provisions for SSM events if certain conditions are met. The EPA SSM guidance is subject to the Environment Executive Order discussed above. On April 12, 2021, environmental groups petitioned the EPA for reconsideration and rulemaking regarding the EPA's rules withdrawing the SSM SIP Call for certain states, including Texas

Illinois Multi-Pollutant Standards (MPS)

In August 2019, changes proposed by the Illinois Pollution Control Board to the MPS rule, which places NOX, SO2 and mercury emissions limits on our coal plants located in MISO went into effect. Under the revised MPS rule, our allowable SO2 and NOX emissions from the MISO fleet are 48% and 42% lower, respectively, than prior to the rule changes. The revised MPS rule requires the continuous operation of existing selective catalytic reduction (SCR) control systems during the ozone season, requires SCR-controlled units to meet an ozone season NOX emission rate limit, and set an additional, site-specific annual SO2 limit for our Joppa Power Station. Additionally, in 2019, the Company retired its Havana, Hennepin, Coffeen and Duck Creek plants thereby fully complying with the MPS rule's requirement to retire at least 2,000 MW of our generation in MISO.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would revise its previous nonattainment designations and each area at issue would be designated unclassifiable. In September 2019, we submitted comments in support of the proposed Error Correction Rule. In April 2020, the Sierra Club filed suit to compel the EPA to issue a Finding of Failure to submit an attainment plan with respect to the three areas in Texas. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In September 2020, the EPA proposed a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, which, if finalized, would redesignate those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We expect the TCEQ to develop a SIP for Texas and submit to the EPA for approval.

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

Coal Combustion Residuals/Groundwater

In July 2018, the EPA published a final rule, which became effective in August 2018, that amends certain provisions of the CCR rule that the agency issued in 2015. Among other changes, the 2018 revisions extended closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. Also, in August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In December 2019, the EPA issued a proposed rule containing a revised closure deadline for unlined CCR impoundments and new procedures for seeking extensions of that revised closure deadline. We filed comments on the proposal in January 2020. In August 2020, the EPA issued a rule finalizing the December 2019 proposal, establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In October 2020, the EPA published an advanced notice of proposed rulemaking requesting information to inform the EPA in the development of a rule to address legacy impoundments that existed prior to the 2015 CCR regulation as required by the August 2018 D.C. Circuit Court decision. We filed comments on this proposal in February 2021. The EPA has completed its review under the Environmental Executive Order of the rules on revised closure deadlines and alternative liner demonstrations. The EPA determined that the most environmentally protective course is to implement the rules.

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

At our retired Vermilion facility, which was not subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court's dismissal of the lawsuit, but stated that PRN may refile. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. In July 2021, we answered that complaint, and this matter is in the very early stages.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 17).

In December 2018, the Sierra Club filed a complaint with the IPCB alleging the disposal and storage of coal ash at the Coffeen, Edwards and Joppa generation facilities are causing exceedances of the applicable groundwater standards. In April 2021, we entered into a settlement agreement with the Sierra Club to resolve this matter. As part of that agreement, we agreed to close the Joppa Power Plant by September 1, 2022. This matter is now fully resolved.

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, the IEPA issued its proposed rule. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site. Public hearings for the proposed rule were held in August 2020 and September 2020. The rule was finalized and became effective in April 2021. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We expect to file our opening brief in September 2021. Other parties have also filed appeals of certain provisions of the final rule.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. Oral argument was heard by the D.C. Circuit Court in May 2021 and the appeal remains pending.

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

No shares were repurchased in the three months ended June 30, 2021. In the six months ended June 30, 2021, 8,658,153 shares of our common stock were repurchased under the Share Repurchase Program for approximately $175 million (including related fees and expenses) at an average price of $20.21 per share of common stock. As of June 30, 2021, approximately $1.325 billion was available for additional repurchases under the Share Repurchase Program.

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

In February 2021 and April 2021, the Board declared a quarterly dividend of $0.15 per share that was paid in March 2021 and June 2021, respectively. In July 2021, the Board declared a quarterly dividend of $0.15 per share that will be paid in September 2021.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2021, Vistra Operations can distribute approximately $6.4 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $100 million and $740 million during the three months ended June 30, 2021 and 2020, respectively, and $330 million and $850 million during the six months ended June 30, 2021 and 2020, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2021, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In July 2021, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.54 (subject to further adjustment from time to time), or $52.98 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of June 30, 2021, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended June 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$5	$(1,148)	$9,805	$(2,516)	$(46)	$6,100	$(7)	$6,093
Stock repurchases	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(73)	—	(73)	—	(73)
Effects of stock-based incentive compensation plans	—	—	10	—	—	10	—	10
Net income (loss)	—	—	—	36	—	36	(1)	35
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	1	1	—	2	—	2
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068

The following table presents the changes to equity for the six months ended June 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2020	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchases	—	(175)	—	—	—	(175)	—	(175)
Dividends declared on common stock	—	—	—	(147)	—	(147)	—	(147)
Effects of stock-based incentive compensation plans	—	—	27	—	—	27	—	27
Net income (loss)	—	—	—	(2,006)	—	(2,006)	2	(2,004)
Change in accumulated other comprehensive income (loss)	—	—	—	—	3	3	—	3
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068
________________
(a)Authorized shares totaled 1,800,000,000 at June 30, 2021. Outstanding common shares totaled 482,468,556 and 489,305,888 at June 30, 2021 and December 31, 2020, respectively. Treasury shares totaled 49,701,377 and 41,043,224 at June 30, 2021 and December 31, 2020, respectively.

The following table presents the changes to equity for the three months ended June 30, 2020:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2020	$5	$(973)	$9,737	$(780)	$(53)	$7,936	$(10)	$7,926
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	16	—	—	16	—	16
Net income	—	—	—	166	—	166	(2)	164
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	1	2	—	3	—	3
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044

The following table presents the changes to equity for the six months ended June 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(132)	—	(132)	—	(132)
Effects of stock-based incentive compensation plans	—	—	30	—	—	30	—	30
Net income (loss)	—	—	—	222	—	222	(13)	209
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(22)	(22)	—	(22)
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$1,133	$449	$335	$59	$1,976	$452	$201	$205	$76	$934
Interest rate swaps	—	43	—	—	43	—	72	—	—	72
Nuclear decommissioning trust – equity securities (c)	686	—	—		686	623	—	—		623
Nuclear decommissioning trust – debt securities (c)	—	639	—		639	—	618	—		618
Sub-total	$1,819	$1,131	$335	$59	3,344	$1,075	$891	$205	$76	2,247
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					499					433
Total assets					$3,843					$2,680
Liabilities:
Commodity contracts	$1,412	$525	$289	$59	$2,285	$578	$172	$183	$76	$1,009
Interest rate swaps	—	296	—	—	296	—	404	—	—	404
Total liabilities	$1,412	$821	$289	$59	$2,581	$578	$576	$183	$76	$1,413
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2021 and December 31, 2020:

June 30, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$233	$(109)	$124	Income Approach	Hourly price curve shape (c)	$—	to	$70	$34
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$15	to	$140	$76
						MWh
Options	10	(155)	(145)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	500%	252%
Financial transmission rights	73	(16)	57	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$50	$9
						MWh
Natural gas	8	—	8	Income Approach	Gas basis (h)	$—	to	$10	$3
						MMBtu
Other (i)	11	(9)	2
Total	$335	$(289)	$46

December 31, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$61	$(90)	$(29)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$43
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$25	to	$125	$75
						MWh
Options	38	(56)	(18)	Option Pricing Model	Gas to power correlation (e)	30%	to	100%	64%
					Power and gas volatility (e)	5%	to	665%	336%
Financial transmission rights	92	(16)	76	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$22
						MWh
Natural gas	7	(14)	(7)	Income Approach	Gas basis (h)	$(1)	to	$—	$—
						MMBtu
Other (i)	7	(7)	—
Total	$205	$(183)	$22
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
(h)Primarily based on the historical forward Northeast gas basis prices.
(i)Other includes contracts for coal and emissions.

See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2021 and 2020.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net asset (liability) balance at beginning of period	$204	$28	$22	$(74)
Total unrealized valuation gains (losses)	(16)	104	174	98
Purchases, issuances and settlements (a):
Purchases	23	34	40	89
Issuances	(4)	(3)	(10)	(6)
Settlements	(146)	(34)	(166)	(47)
Transfers into Level 3 (b)	—	(2)	2	(1)
Transfers out of Level 3 (b)	(15)	(13)	(16)	55
Net change (c)	(158)	86	24	188
Net asset balance at end of period	$46	$114	$46	$114
Unrealized valuation gains (losses) relating to instruments held at end of period	$3	$123	$49	$137
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended June 30, 2021 and 2020, transfers out of Level 3 primarily consist of gas and power derivatives where forward pricing inputs have become observable. For the six months ended June 30, 2020, transfers out of Level 3 primarily consist of gas, power and coal derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	June 30, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$1,631	$19	$37	$—	$1,687
Noncurrent assets	308	24	—	—	332
Current liabilities	(7)	—	(1,966)	(71)	(2,044)
Noncurrent liabilities	(15)	—	(297)	(225)	(537)
Net assets (liabilities)	$1,917	$43	$(2,226)	$(296)	$(562)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$665	$19	$64	$—	$748
Noncurrent assets	197	53	8	—	258
Current liabilities	(1)	—	(717)	(71)	(789)
Noncurrent liabilities	(3)	—	(288)	(333)	(624)
Net assets (liabilities)	$858	$72	$(933)	$(404)	$(407)

At June 30, 2021 and December 31, 2020, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commodity contracts (Operating revenues)	$(183)	$6	$(98)	$263
Commodity contracts (Fuel, purchased power costs and delivery fees)	74	48	115	(58)
Interest rate swaps (Interest expense and related charges)	(22)	(29)	53	(207)
Net gain (loss)	$(131)	$25	$70	$(2)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2021				December 31, 2020
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$1,917	$(1,620)	$(34)	$263	$858	$(667)	$(11)	$180
Interest rate swaps	43	(43)	—	—	72	(72)	—	—
Total derivative assets	1,960	(1,663)	(34)	263	930	(739)	(11)	180
Derivative liabilities:
Commodity contracts	(2,226)	1,620	311	(295)	(933)	667	138	(128)
Interest rate swaps	(296)	43	—	(253)	(404)	72	—	(332)
Total derivative liabilities	(2,522)	1,663	311	(548)	(1,337)	739	138	(460)
Net amounts	$(562)	$—	$277	$(285)	$(407)	$—	$127	$(280)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,189	5,264	Million MMBtu
Electricity	415,307	438,863	GWh
Financial transmission rights (b)	229,313	217,350	GWh
Coal	13	20	Million U.S. tons
Fuel oil	105	176	Million gallons
Emissions	16	8	Million tons
Renewable energy certificates	26	18	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2021	December 31, 2020
Fair value of derivative contract liabilities (a)	$(938)	$(679)
Offsetting fair value under netting arrangements (b)	529	262
Cash collateral and letters of credit	71	35
Liquidity exposure	$(338)	$(382)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2021, total credit risk exposure to all counterparties related to derivative contracts totaled $2.112 billion (including associated accounts receivable). The net exposure to those counterparties totaled $311 million at June 30, 2021, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $81 million. At June 30, 2021, the credit risk exposure to the banking and financial sector represented 78% of the total credit risk exposure and 32% of the net exposure.

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

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2021	$1,919	$(468)	$505	$48	$(48)	$—	$—	$609	$2,565
June 30, 2020	1,956	841	465	45	221	2	—	(1,021)	2,509
Depreciation and amortization:
June 30, 2021	$(54)	$(159)	$(193)	$(10)	$(30)	$—	$(18)	$—	$(464)
June 30, 2020	(82)	(120)	(192)	(5)	(39)	(1)	(16)	—	(455)
Operating income (loss):
June 30, 2021	$1,811	$(1,167)	$(95)	$(18)	$(427)	$(16)	$(26)	$—	$62
June 30, 2020	232	305	(49)	14	(76)	(14)	(35)	—	377
Net income (loss):
June 30, 2021	$1,810	$(1,138)	$(100)	$(13)	$(424)	$(14)	$(86)	$—	$35
June 30, 2020	229	306	(49)	16	(76)	(12)	(250)	—	164
Six Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2021	$3,669	$615	$1,230	$81	$230	$—	$—	$(53)	$5,772
June 30, 2020	3,864	1,702	1,189	127	578	2	—	(2,095)	5,367
Depreciation and amortization:
June 30, 2021	$(107)	$(283)	$(389)	$(15)	$(59)	$—	$(34)	$—	$(887)
June 30, 2020	(162)	(233)	(360)	(9)	(79)	(1)	(31)	—	(875)
Operating income (loss):
June 30, 2021	$1,905	$(3,723)	$(92)	$(52)	$(472)	$(32)	$(55)	$—	$(2,521)
June 30, 2020	329	574	34	17	(92)	(30)	(66)	—	766
Net income (loss):
June 30, 2021	$1,898	$(3,656)	$(99)	$(44)	$(467)	$(13)	$377	$—	$(2,004)
June 30, 2020	323	577	6	20	(89)	(29)	(599)	—	209
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
June 30, 2021	$—	$142	$26	$2	$15	$—	$21	$—	$206
June 30, 2020	1	122	67	—	28	—	41	—	259
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:
(b)

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2021	$(18)	$(1,116)	$(148)	$(35)	$(362)	$—	$—	$1,336	$(343)
June 30, 2020	(5)	180	(68)	(8)	(94)	—	—	(74)	$(69)
Six Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2021	$(22)	$(1,657)	$(183)	$(88)	$(461)	$—	$—	$2,126	$(285)
June 30, 2020	(5)	383	(13)	(1)	(40)	—	—	(193)	$131
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

17.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the second quarter of 2021, we recognized an impairment loss of $38 million related to our Zimmer generation Facility in Ohio, and in the first quarter of 2020, we recognized an impairment loss of $52 million related to our Joppa/EEI coal generation facility in Illinois. Both impairment losses were as a result of a significant decrease in the estimated useful life of the facilities, reflecting a decrease in the economic forecast of the facility and the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021 for Zimmer. In the first quarter of 2020, we also recorded a $32 million impairment to a capacity contract which was linked in part to the Joppa/EEI facility and therefore determined to have a significant decrease in estimated useful life. The impairments are reported in our Sunset segment and include write-downs of property, plant and equipment of $33 million and $45 million, write-downs of intangible assets of zero and $32 million and write-downs of inventory of $5 million and $7 million in the second quarter of 2021 and the first quarter of 2020, respectively.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest paid/accrued	$118	$121	$230	$249
Unrealized mark-to-market net (gains) losses on interest rate swaps	9	18	(79)	192
Amortization of debt issuance costs, discounts and premiums	9	4	14	8
Debt extinguishment (gain) loss	1	(3)	1	(11)
Capitalized interest	(10)	(5)	(18)	(9)
Other	8	6	16	11
Total interest expense and related charges	$135	$141	$164	$440

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 3.89% and 3.53% at June 30, 2021 and 2020.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income:
Insurance settlement (a)	$27	$2	$65	$5
Gain on settlement of rail transportation disputes (b)	—	—	15	—
Interest income	—	1	—	1
All other	9	2	12	6
Total other income	$36	$5	$92	$12
Other deductions:
Loss on disposal of investment in NELP (c)	$—	$1	$—	$29
All other	2	3	7	6
Total other deductions	$2	$4	$7	$35
____________
(a)For both the three months ended June 30, 2021 and 2020, reported in the Texas segment. For the six months ended June 30, 2021, $63 million reported in the Texas segment and $2 million reported in the Corporate and other non-segment. For the six months ended June 30, 2020, $3 million reported in the Corporate and Other non-segment and $2 million reported in the Texas segment.
(b)Reported in the Asset Closure segment.
(c)Reported in the East segment.

Restricted Cash

	June 30, 2021		December 31, 2020
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$23	$16	$19	$19
Total restricted cash	$23	$16	$19	$19

Trade Accounts Receivable

	June 30, 2021	December 31, 2020
Wholesale and retail trade accounts receivable	$1,403	$1,324
Allowance for uncollectible accounts	(51)	(45)
Trade accounts receivable — net	$1,352	$1,279

Gross trade accounts receivable at June 30, 2021 and December 31, 2020 included unbilled retail revenues of $485 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2021	2020
Allowance for uncollectible accounts receivable at beginning of period	$45	$42
Increase for bad debt expense	55	45
Decrease for account write-offs	(49)	(49)
Allowance for uncollectible accounts receivable at end of period	$51	$38

Inventories by Major Category

	June 30, 2021	December 31, 2020
Materials and supplies	$257	$260
Fuel stock	202	236
Natural gas in storage	27	19
Total inventories	$486	$515

Investments

	June 30, 2021	December 31, 2020
Nuclear plant decommissioning trust	$1,824	$1,674
Assets related to employee benefit plans	42	41
Land	44	44
Miscellaneous other	2	—
Total investments	$1,912	$1,759

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

	June 30, 2021	December 31, 2020
Debt securities (a)	$639	$618
Equity securities (b)	1,185	1,056
Total	$1,824	$1,674
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.62% and 2.91% at June 30, 2021 and December 31, 2020, respectively, and an average maturity of nine years and ten years at June 30, 2021 and December 31, 2020, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at June 30, 2021 mature as follows: $232 million in one to five years, $201 million in five to 10 years and $206 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales of securities	$134	$149	$267	$224
Investments in securities	$(139)	$(154)	$(277)	$(234)

Property, Plant and Equipment

	June 30, 2021	December 31, 2020
Power generation and structures	$15,894	$15,222
Land	615	617
Office and other equipment	176	173
Total	16,685	16,012
Less accumulated depreciation	(4,204)	(3,614)
Net of accumulated depreciation	12,481	12,398
Finance lease right-of-use assets (net of accumulated depreciation)	177	182
Nuclear fuel (net of accumulated amortization of $131 million and $91 million)	200	207
Construction work in progress	469	712
Property, plant and equipment — net	$13,327	$13,499

Depreciation expenses totaled $394 million and $356 million for the three months ended June 30, 2021 and 2020, respectively, and $749 million and $685 million for six months ended June 30, 2021 and 2020, respectively.

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

At June 30, 2021, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.610 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $214 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,585	$359	$492	$2,436	$1,320	$410	$508	$2,238
Additions:
Accretion	25	8	11	44	22	10	13	45
Adjustment for change in estimates	—	1	4	5	219	(4)	(2)	213
Reductions:
Payments	—	(28)	(8)	(36)	—	(28)	(16)	(44)
Liability at end of period	1,610	340	499	2,449	1,561	388	503	2,452
Less amounts due currently	—	(87)	(16)	(103)	—	(92)	(46)	(138)
Noncurrent liability at end of period	$1,610	$253	$483	$2,346	1,561	296	457	2,314

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2021	December 31, 2020
Retirement and other employee benefits	$311	$312
Winter Storm Uri impact (a)	700	—
Identifiable intangible liabilities (Note 5)	152	289
Regulatory liability	214	89
Finance lease liabilities	226	206
Uncertain tax positions, including accrued interest	14	12
Liability for third-party remediation	27	31
Accrued severance costs	53	54
Other accrued expenses	170	138
Total other noncurrent liabilities and deferred credits	$1,867	$1,131
____________
(a)Includes the allocation of ERCOT default uplift charges, accrual of Koch earn-out disputed amounts (see Note 11) and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

Fair Value of Debt

		June 30, 2021		December 31, 2020
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,564	$2,538	$2,579	$2,565
Vistra Operations Senior Notes	Level 2	7,874	8,275	6,634	7,204
Forward Capacity Agreements	Level 3	464	464	45	45
Equipment Financing Agreements	Level 3	84	84	59	59
Building Financing	Level 2	6	6	10	10
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$444	$406
Restricted cash included in current assets	23	19
Restricted cash included in noncurrent assets	16	19
Total cash, cash equivalents and restricted cash	$483	$444

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash payments related to:
Interest paid	$230	$262
Capitalized interest	(18)	(9)
Interest paid (net of capitalized interest)	$212	$253
Income taxes paid (refunds received) (a)	$35	$(32)
Noncash investing and financing activities:
Disposition of investment in NELP	$—	$123
Acquisition of investment in NJEA	$—	$90
____________
(a)For the six months ended June 30, 2021 and 2020, we paid state income taxes of $37 million and $8 million, respectively, received federal tax refunds of zero and $37 million, respectively, and received state tax refunds of $2 million and $3 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2020 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and six months ended June 30, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the six months ended June 30, 2021 (see Note 1 to the Financial Statements). The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

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

The final amount of the storm impact is also subject to legislative actions that may be taken, such as legislation passed in the Texas Legislature's 87th Session. Securitization bills HB 4492, SB 1580 and HB 1520 may impact the total amount of default balances owed to the market, as well as balances related to exposure to Ancillary Services and the Reliability Deployment Price Adder. The PUCT is required to issue financing orders related to those bills that authorizes financing associated with this legislation to defaulting market participants. The potential impact of this legislation is subject to uncertainty as the final details associated with the securitization bills will be determined through the potential approval of the financing orders.

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

In response to the storm, Vistra has taken or intends to take various actions to improve its risk profile for future weather-driven volatility events, including investing in improvements to further harden its coal fuel handling capabilities and to further weatherize its ERCOT fleet for even colder temperatures and longer durations; carrying more backup generation into the peak seasons after accounting for weatherization investments and ERCOT market improvements implemented going forward; contracting for incremental gas storage to support its gas fleet; adding additional dual fuel capabilities at its gas steam units and increasing fuel oil inventory at its existing dual fuel sites; participating in processes with the PUCT and ERCOT for registration of gas infrastructure as critical resources with the transmission and distribution utilities and for enhanced winterization of both gas and power assets in the state; and engaging in processes to evaluate potential market reforms.

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

In September 2020 and December 2020, we announced our intention to retire (a) all of our remaining coal generation facilities in Illinois and Ohio, (b) one coal generation facility in Texas and (c) one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, and in July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022. See Note 3 to the Financial Statements for a summary of these planned generation retirements.

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

The fundamentals of the Company remain strong. As described under Available Liquidity, the Company has total available liquidity of $2.337 billion as of June 30, 2021, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues or increases in costs or collateral requirements, such as a result of Winter Storm Uri, the Company believes it would have additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital or reducing capital expenditures, planned voluntary debt repayments or operating costs. As a result of the Company's ongoing initiatives, the Company believes it is well positioned to be able to respond to changes in customer demand, regulation or other factors impacting the Company's business related to the COVID-19 pandemic.

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

See Note 6 to the Financial Statements for a summary of certain tax-related impacts of the CARES Act to the Company.

The COVID-19 pandemic has presented potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's six months ended June 30, 2021 results of operations. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part I, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations in our 2020 Form 10-K.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 12 to the Financial Statements for more information about our dividend program.

Share Repurchase Program

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program replaced the share repurchase program previously authorized by the Board and became effective on January 1, 2021. The Company continues to evaluate opportunities to reallocate capital for repurchases in the remainder of 2021. See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program, including shares repurchased and remaining amounts available for repurchase.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri caused an increase in our consolidated net leverage, the Company remains committed to a strong balance sheet. See Note 10 to the Financial Statements for details of our long-term debt activity and Note 9 to the Financial Statements for details of our accounts receivable financing.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at June 30, 2021 were as follows:

	2021	2022
Nuclear/Renewable/Coal Generation:
Texas	95%	75%
Sunset	95%	82%
Gas Generation:
Texas	83%	18%
East	99%	70%
West	99%	53%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of June 30, 2021.

	Balance 2021	2022
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$4	$30
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(3)	$(28)
Gas Generation: $1.00/MWh increase in spark spread	$4	$34
Gas Generation: $1.00/MWh decrease in spark spread	$(3)	$(32)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$2	$(32)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(4)	$25
East:
Gas Generation: $1.00/MWh increase in spark spread	$1	$15
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(12)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(3)	$(7)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$3	$7
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$2
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(2)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$3	$17
Coal Generation: $2.50/MWh decrease in power price	$(2)	$(13)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1

PJM Auction Results

In June 2021, Vistra reported its results from PJM's Reliability Pricing Model (RPM) auction results for planning year 2022-2023, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

	Clearing Price per MW-day	East Segment MW Cleared	Sunset Segment MW Cleared	Total MW Cleared
RTO zone	$50.00	2,967	—	2,967
ComEd zone	$68.96	1,255	649	1,904
DEOK zone	$71.69	99	870	969
MAAC zone	$95.79	548	—	548
EMAAC zone	$97.86	831	—	831
ATSI zone	$50.00	—	—	—
Total	$66.90	5,700	1,519	7,219

Our capacity sales in PJM, net of purchases, for planning year 2022-2023, are as follows:

	East Segment	Sunset Segment	Total
CP auction capacity sold, net (MW)	5,700	1,519	7,219
Bilateral capacity sold, net (MW)	325	—	325
Total segment capacity sold, net (MW)	6,025	1,519	7,544
Average price per MW-day	$69.45	$70.52	$69.66

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2021	2020		2021	2020
Operating revenues	$2,565	$2,509	$56	$5,772	$5,367	$405
Fuel, purchased power costs and delivery fees	(1,320)	(1,029)	(291)	(6,065)	(2,362)	(3,703)
Operating costs	(429)	(412)	(17)	(801)	(792)	(9)
Depreciation and amortization	(464)	(455)	(9)	(887)	(875)	(12)
Selling, general and administrative expenses	(252)	(236)	(16)	(502)	(488)	(14)
Impairment of long-lived assets	(38)	—	(38)	(38)	(84)	46
Operating income (loss)	62	377	(315)	(2,521)	766	(3,287)
Other income	36	5	31	92	12	80
Other deductions	(2)	(4)	2	(7)	(35)	28
Interest expense and related charges	(135)	(141)	6	(164)	(440)	276
Impacts of Tax Receivable Agreement	(41)	(6)	(35)	(4)	(14)	10
Equity in earnings of unconsolidated investment	—	1	(1)	—	4	(4)
Income (loss) before income taxes	(80)	232	(312)	(2,604)	293	(2,897)
Income tax (expense) benefit	115	(68)	183	600	(84)	684
Net income (loss)	$35	$164	$(129)	$(2,004)	$209	$(2,213)

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,919	$(468)	$505	$48	$(48)	$—	$609	$2,565
Fuel, purchased power costs and delivery fees	150	(333)	(319)	(38)	(171)	—	(609)	(1,320)
Operating costs	(29)	(184)	(69)	(10)	(126)	(11)	—	(429)
Depreciation and amortization	(54)	(159)	(193)	(10)	(30)	—	(18)	(464)
Selling, general and administrative expenses	(175)	(23)	(19)	(8)	(14)	(5)	(8)	(252)
Impairment of long-lived assets	—	—	—	—	(38)	—	—	(38)
Operating income (loss)	1,811	(1,167)	(95)	(18)	(427)	(16)	(26)	62
Other income	1	27	—	—	3	2	3	36
Other deductions	—	(2)	—	—	—	—	—	(2)
Interest expense and related charges	(2)	4	(5)	5	—	—	(137)	(135)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(41)	(41)
Income (loss) before income taxes	1,810	(1,138)	(100)	(13)	(424)	(14)	(201)	(80)
Income tax benefit	—	—	—	—	—	—	115	115
Net income (loss)	$1,810	$(1,138)	$(100)	$(13)	$(424)	$(14)	$(86)	$35

	Three Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,956	$841	$465	$45	$221	$2	$(1,021)	$2,509
Fuel, purchased power costs and delivery fees	(1,468)	(207)	(214)	(13)	(149)	—	1,022	(1,029)
Operating costs	(28)	(190)	(85)	(8)	(90)	(10)	(1)	(412)
Depreciation and amortization	(82)	(120)	(192)	(5)	(39)	(1)	(16)	(455)
Selling, general and administrative expenses	(146)	(19)	(23)	(5)	(19)	(5)	(19)	(236)
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	232	305	(49)	14	(76)	(14)	(35)	377
Other income	—	1	1	—	1	2	—	5
Other deductions	—	(2)	(1)	—	—	—	(1)	(4)
Interest expense and related charges	(3)	2	(1)	2	(1)	—	(140)	(141)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(6)	(6)
Equity in earnings of unconsolidated investment	—	—	1	—	—	—	—	1
Income (loss) before income taxes	229	306	(49)	16	(76)	(12)	(182)	232
Income tax expense	—	—	—	—	—	—	(68)	(68)
Net income (loss)	$229	$306	$(49)	$16	$(76)	$(12)	$(250)	$164

Consolidated results decreased $315 million to operating income of $62 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change in results is driven by a $276 million pre-tax increase in unrealized losses on commodity hedging transactions.

For the three months ended June 30, 2021 and 2020, the Impacts of the Tax Receivable Agreement totaled expense of $41 million and $6 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended June 30, 2021, income tax benefit totaled $115 million and the effective tax rate was 143.8%. For the three months ended June 30, 2020, income tax expense totaled $68 million and the effective tax rate was 29.3%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,669	$615	$1,230	$81	$230	$—	$(53)	$5,772
Fuel, purchased power costs and delivery fees	(1,250)	(3,651)	(773)	(86)	(358)	—	53	(6,065)
Operating costs	(60)	(364)	(123)	(17)	(219)	(18)	—	(801)
Depreciation and amortization	(107)	(283)	(389)	(15)	(59)	—	(34)	(887)
Selling, general and administrative expenses	(347)	(40)	(37)	(15)	(28)	(14)	(21)	(502)
Impairment of long-lived assets	—	—	—	—	(38)	—	—	(38)
Operating income (loss)	1,905	(3,723)	(92)	(52)	(472)	(32)	(55)	(2,521)
Other income	1	64	—	—	4	19	4	92
Other deductions	(4)	(4)	—	—	1	—	—	(7)
Interest expense and related charges	(4)	7	(7)	8	—	—	(168)	(164)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(4)	(4)
Income (loss) before income taxes	1,898	(3,656)	(99)	(44)	(467)	(13)	(223)	(2,604)
Income tax benefit	—	—	—	—	—	—	600	600
Net income (loss)	$1,898	$(3,656)	$(99)	$(44)	$(467)	$(13)	$377	$(2,004)

	Six Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,864	$1,702	$1,189	$127	$578	$2	$(2,095)	$5,367
Fuel, purchased power costs and delivery fees	(3,014)	(476)	(600)	(78)	(289)	—	2,095	(2,362)
Operating costs	(58)	(381)	(139)	(14)	(181)	(19)	—	(792)
Depreciation and amortization	(162)	(233)	(360)	(9)	(79)	(1)	(31)	(875)
Selling, general and administrative expenses	(301)	(38)	(56)	(9)	(37)	(12)	(35)	(488)
Impairment of long-lived assets	—	—	—	—	(84)	—	—	(84)
Operating income (loss)	329	574	34	17	(92)	(30)	(66)	766
Other income	—	2	1	—	4	3	2	12
Other deductions	—	(3)	(29)	—	—	(2)	(1)	(35)
Interest expense and related charges	(6)	4	(4)	3	(1)	—	(436)	(440)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(14)	(14)
Equity in earnings of unconsolidated investment	—	—	4	—	—	—	—	4
Income (loss) before income taxes	323	577	6	20	(89)	(29)	(515)	293
Income tax expense	—	—	—	—	—	—	(84)	(84)
Net income (loss)	$323	$577	$6	$20	$(89)	$(29)	$(599)	$209

Consolidated results decreased $3.287 billion to a net operating loss of $2.521 billion in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change in results is driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs. Results were also adversely impacted by $182 million in pre-tax unrealized losses on commodity hedging transactions in 2021 compared to $123 million in pre-tax unrealized gains on commodity heading transactions in 2020.

Interest expense and related charges decreased $276 million to $164 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 driven by $79 million in unrealized mark-to-market gains on interest rate swaps in 2021 compared to $192 million in unrealized mark-to-market losses on interest rate swaps in 2020. See Note 17 to the Financial Statements.

For the six months ended June 30, 2021 and 2020, the Impacts of the Tax Receivable Agreement totaled expense of $4 million and $14 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the six months ended June 30, 2021, income tax benefit totaled $600 million and the effective tax rate was 23.0%. For the six months ended June 30, 2020, income tax expense totaled $84 million and the effective tax rate was 28.7%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2021	2020		2021	2020
Net income (loss)	$35	$164	$(129)	$(2,004)	$209	$(2,213)
Income tax expense (benefit)	(115)	68	(183)	(600)	84	(684)
Interest expense and related charges (a)	135	141	(6)	164	440	(276)
Depreciation and amortization (b)	484	472	12	927	912	15
EBITDA before Adjustments	539	845	(306)	(1,513)	1,645	(3,158)
Unrealized net (gain) loss resulting from hedging transactions	278	2	276	182	(123)	305
Generation plant retirement expenses	15	—	15	15	—	15
Fresh start/purchase accounting impacts	(79)	30	(109)	(79)	34	(113)
Impacts of Tax Receivable Agreement	41	6	35	4	14	(10)
Non-cash compensation expenses	12	17	(5)	29	30	(1)
Transition and merger expenses	1	—	1	(13)	19	(32)
Impairment of long-lived assets	38	—	38	38	84	(46)
Loss on disposal of investment in NELP	—	1	(1)	—	29	(29)
COVID-19-related expenses (c)	1	12	(11)	4	14	(10)
Winter Storm Uri impact (d)	(35)	—	(35)	900	—	900
Other, net	—	3	(3)	3	3	—
Adjusted EBITDA	$811	$916	$(105)	$(430)	$1,749	$(2,179)
____________
(a)Includes unrealized mark-to-market net losses on interest rate swaps of $9 million and $18 million for the three months ended June 30, 2021 and 2020, respectively, and unrealized mark-to-market net gains on interest rate swaps of $79 million and unrealized mark-to-market net losses on interest rate swaps of $192 million for the six months ended June 30, 2021 and 2020, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $20 million and $17 million for the three months ended June 30, 2021 and 2020, respectively, and $40 million and $37 million for the six months ended June 30, 2021 and 2020, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)For the six months ended June 30, 2021, includes the following amounts, which we believe are not reflective of our operating performance: $196 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $418 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $80 million), 2022 (approximately $165 million), 2023 (approximately $95 million) and 2024 (approximately $20 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$1,810	$(1,138)	$(100)	$(13)	$(424)	$(14)	$(86)	$35
Income tax benefit	—	—	—	—	—	—	(115)	(115)
Interest expense and related charges (a)	2	(4)	5	(5)	—	—	137	135
Depreciation and amortization (b)	54	179	193	10	30	—	18	484
EBITDA before Adjustments	1,866	(963)	98	(8)	(394)	(14)	(46)	539
Unrealized net (gain) loss resulting from hedging transactions	(1,318)	1,093	133	27	343	—	—	278
Generation plant retirement expenses	—	—	—	—	14	—	1	15
Fresh start/purchase accounting impacts	2	(1)	(73)	—	(7)	—	—	(79)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	41	41
Non-cash compensation expenses	—	—	—	—	—	—	12	12
Transition and merger expenses	3	—	—	—	—	—	(2)	1
Impairment of long lived assets	—	—	—	—	38	—	—	38
Loss on disposal of investment in NELP	—	—	—	—	—	—	—	—
COVID-19-related expenses (c)	—	1	—	—	—	—	—	1
Winter Storm Uri impacts (d)	(47)	12	—	—	—	—	—	(35)
Other, net	4	2	2	2	2	—	(12)	—
Adjusted EBITDA	$510	$144	$160	$21	$(4)	$(14)	$(6)	$811
____________
(a)Includes $9 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $20 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri as the credits are applied to customer bills, partially offset by additional ERCOT default uplift charges and ongoing Winter Storm Uri related legal fees and other costs.

	Three Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$229	$306	$(49)	$16	$(76)	$(12)	$(250)	$164
Income tax expense	—	—				—	68	68
Interest expense and related charges (a)	3	(2)	1	(2)	1	—	140	141
Depreciation and amortization (b)	82	137	192	5	39	1	16	472
EBITDA before Adjustments	314	441	144	19	(36)	(11)	(26)	845
Unrealized net (gain) loss resulting from hedging transactions	81	(190)	40	(3)	74	—	—	2
Fresh start/purchase accounting impacts	5	(2)	17	—	10	—	—	30
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	6	6
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	1	(1)	—	—	—	(3)	3	—
Loss on disposal of investment in NELP	—	—	1	—	—	—	—	1
COVID-19-related expenses (c)	—	9	1	—	2	—	—	12
Other, net	—	3	3	—	2	1	(6)	3
Adjusted EBITDA	$401	$260	$206	$16	$52	$(13)	$(6)	$916

____________
(a)Includes $18 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $17 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$1,898	$(3,656)	$(99)	$(44)	$(467)	$(13)	$377	$(2,004)
Income tax benefit	—	—	—	—	—	—	(600)	(600)
Interest expense and related charges (a)	4	(7)	7	(8)	—	—	168	164
Depreciation and amortization (b)	107	323	389	15	59	—	34	927
EBITDA before Adjustments	2,009	(3,340)	297	(37)	(408)	(13)	(21)	(1,513)
Unrealized net (gain) loss resulting from hedging transactions	(2,101)	1,615	153	80	435	—	—	182
Generation plant retirement expenses	—	—	—	—	15	—	—	15
Fresh start/purchase accounting impacts	3	(2)	(74)	—	(6)	—	—	(79)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	4	4
Non-cash compensation expenses	—	—	—	—	—	—	29	29
Transition and merger expenses	3	—	—	—	—	(15)	(1)	(13)
Impairment of long-lived assets	—	—	—	—	38	—	—	38
COVID-19-related expenses (c)	—	2	1	—	1	—	—	4
Winter Storm Uri impacts (d)	384	514	—	—	1	—	1	900
Other, net	12	3	3	2	3	—	(20)	3
Adjusted EBITDA	$310	$(1,208)	$380	$45	$79	$(28)	$(8)	$(430)
____________
(a)Includes $79 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $40 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes the following amounts, which we believe are not reflective of our operating performance: $196 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $418 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $80 million), 2022 (approximately $165 million), 2023 (approximately $95 million) and 2024 (approximately $20 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Six Months Ended June 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$323	$577	$6	$20	$(89)	$(29)	$(599)	$209
Income tax expense	—	—	—	—	—	—	84	84
Interest expense and related charges (a)	6	(4)	4	(3)	1	—	436	440
Depreciation and amortization (b)	162	271	360	9	79	—	31	912
EBITDA before Adjustments	491	844	370	26	(9)	(29)	(48)	1,645
Unrealized net (gain) loss resulting from hedging transactions	202	(371)	2	9	35	—	—	(123)
Fresh start/purchase accounting impacts	8	(5)	17	—	14	—	—	34
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	14	14
Non-cash compensation expenses	—	—	—	—	—	—	30	30
Transition and merger expenses	6	1	7	—	—	(3)	8	19
Impairment of long-lived assets	—	—	—	—	84	—	—	84
Loss on disposal of investment in NELP	—	—	29	—	—	—	—	29
COVID-19-related expenses (c)	—	9	2	—	2	—	1	14
Other, net	5	3	6	—	2	1	(14)	3
Adjusted EBITDA	$712	$481	$433	$35	$128	$(31)	$(9)	$1,749
____________
(a)Includes $192 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $37 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

Retail Segment — Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020		2021	2020
Operating revenues:
Revenues in ERCOT	$1,434	$1,426	$8	$2,604	$2,697	$(93)
Revenues in Northeast/Midwest	504	540	(36)	1,091	1,180	(89)
Amortization expense	(2)	(5)	3	(3)	(8)	5
Other revenues	(17)	(5)	(12)	(23)	(5)	(18)
Total operating revenues	1,919	1,956	(37)	3,669	3,864	(195)
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(726)	(948)	222	(2,177)	(1,902)	(275)
Unrealized net gains (losses) on hedging activities with affiliates	1,336	(76)	1,412	2,126	(195)	2,321
Unrealized net losses on hedging activities	—	—	—	(3)	(2)	(1)
Delivery fees	(436)	(448)	12	(877)	(877)	—
Other costs (a)	(24)	4	(28)	(319)	(38)	(281)
Total fuel, purchased power costs and delivery fees	150	(1,468)	1,618	(1,250)	(3,014)	1,764
Net income	$1,810	$229	$1,581	$1,898	$323	$1,575
Adjusted EBITDA	$510	$401	$109	$310	$712	$(402)

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	13,636	13,184	452	26,483	24,974	1,509
Sales volumes in Northeast/Midwest	8,474	8,320	154	17,524	17,537	(13)
Total retail electricity sales volumes	22,110	21,504	606	44,007	42,511	1,496
Weather (North Texas average) - percent of normal (b):
Cooling degree days	80.6%	92.9%		79.3%	95.1%
Heating degree days	127.1%	83.7%		117.1%	88.0%
____________
(a)For the six months ended June 30, 2021, includes $162 million of future bill credits to large commercial and industrial customers.
(b)Weather data is obtained from Weatherbank, Inc. For the three and six months ended June 30, 2021, normal is defined as the average over the 10-year period from June 2011 to June 2020. For the three and six months ended June 30, 2020, normal is defined as the average over the 10-year period from June 2010 to June 2019.

Net income increased by $1.581 billion to $1.810 billion and Adjusted EBITDA increased by $109 million to $510 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Net income increased by $1.575 billion to $1.898 billion and Adjusted EBITDA decreased by $402 million to $310 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Three Months Ended June 30, 2021 Compared to 2020	Six Months Ended June 30, 2021 Compared to 2020
Monetization of certain commercial positions	$115	$115
Winter Storm Uri, including bill credits	(37)	(564)
Higher margins	45	77
Other driven by higher SG&A and bad debt expense	(14)	(30)
Change in Adjusted EBITDA	$109	$(402)
Favorable impact of higher unrealized net gains on hedging activities	1,399	2,303
Future bill credits and other costs related to Winter Storm Uri	47	(384)
Decrease in depreciation and amortization expenses	28	55
Change in transition and merger and other expenses	(2)	3
Change in net income	$1,581	$1,575

Generation — Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$340	$182	$241	$174	$82	$53	$191	$182
Capacity revenue from ISO/RTO	—	—	2	(12)	—	—	43	41
Sales to affiliates	308	479	337	369	—	—	82	99
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(129)	(22)	(23)	22	(6)	(15)	(2)	(56)
Unrealized net gains (losses) on hedging activities	(35)	17	138	(5)	(29)	7	(239)	(12)
Unrealized net gains (losses) on hedging activities with affiliates	(952)	185	(263)	(85)	—	—	(121)	(26)
Other revenues	—	—	73	2	1	—	(2)	(7)
Operating revenues	(468)	841	505	465	48	45	(48)	221
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(310)	(187)	(326)	(228)	(44)	(24)	(188)	(169)
Fuel for generation facilities and purchased power costs from affiliates	(1)	2	—	(1)	—	—	—	1
Unrealized gains from hedging activities	23	10	15	26	8	11	19	20
Unrealized net gains on hedging activities with affiliates	—	—	—	2	—	—	—	—
Ancillary and other costs	(45)	(32)	(8)	(13)	(2)	—	(2)	(1)
Fuel, purchased power costs and delivery fees	(333)	(207)	(319)	(214)	(38)	(13)	(171)	(149)
Net income (loss)	$(1,138)	$306	$(100)	$(49)	$(13)	$16	$(424)	$(76)
Adjusted EBITDA	$144	$260	$160	$206	$21	$16	$(4)	$52
Production volumes (GWh):
Natural gas facilities	6,698	7,525	12,143	12,286	1,101	882
Lignite and coal facilities	5,580	6,012					8,595	5,406
Nuclear facilities	4,879	4,551
Solar/Battery facilities	126	129			3
Capacity factors:
CCGT facilities	37.9%	42.2%	49.9%	50.5%	49.4%	39.6%
Lignite and coal facilities	66.4%	71.5%					54.1%	34.1%
Nuclear facilities	97.1%	90.6%
Weather - percent of normal (a):
Cooling degree days	88.5%	96.2%	127.0%	103.0%	101.7%	179.2%	119.0%	106.0%
Heating degree days	148.6%	158.2%	94.1%	133.4%	96.9%	69.2%	95.4%	117.1%
___________
(a)    Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$35.92	$16.45	PJM West Hub	$33.71	$20.80
			AEP Dayton Hub	$35.35	$21.30
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.88	$1.65	NYISO Zone C	$22.43	$16.29
			Massachusetts Hub	$33.85	$20.32
Average natural gas price (a):			Indiana Hub	$35.32	$24.15
TetcoM3 ($/MMBtu)	$2.32	$1.43	Northern Illinois Hub	$32.07	$19.26
Algonquin Citygates ($/MMBtu)	$2.49	$1.51
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)    Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

	Three Months Ended June 30, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(93)	$(46)	$8	$(43)
Winter Storm Uri impact	(47)	—	—	—
Unfavorable change in other operating costs	(1)	(1)	(2)	(22)
Favorable/(unfavorable) change in selling. general and administrative expenses	3	3	(2)	5
Other (a)	22	(2)	1	4
Change in Adjusted EBITDA	$(116)	$(46)	$5	$(56)
Favorable/(unfavorable) change in depreciation and amortization	(42)	(1)	(5)	9
Change in unrealized net losses on hedging activities	(1,283)	(93)	(30)	(269)
Impairment of long-lived assets	—	—	—	(38)
Generation plant retirement expenses	—	—	—	(14)
Fresh start/purchase accounting impacts	(1)	90	—	17
Transition and merger expenses	(1)	—	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	(12)	—	—	—
Other (including interest and COVID-19 related expenses)	11	(1)	1	3
Change in Net income (loss)	$(1,444)	$(51)	$(29)	$(348)
___________
(a)    For the three months ended June 30, 2021, includes $27 million of insurance proceeds.

The change in Texas segment results was driven by lower revenue net of fuel and unrealized hedging losses in current year versus unrealized hedging gains in prior year, partially offset by insurance proceeds received in 2021.

The change in East segment results was driven by lower revenue net of fuel and larger unrealized hedging losses in current year versus prior year.

The change in West segment results was driven by larger unrealized hedging losses in current year versus prior year, partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by lower revenue net of fuel, higher operating costs, impairment and generation plant retirement expenses related to the Zimmer generation facility and larger unrealized hedging losses in current year versus prior year.

Generation — Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$1,040	$441	$575	$358	$167	$126	$436	$375
Capacity revenue from ISO/RTO	—	—	(2)	(9)	—	—	82	83
Sales to affiliates	1,232	878	765	851	2	2	181	171
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(154)	(64)	32	97	(11)	(25)	(54)	(132)
Unrealized net gains (losses) on hedging activities	122	193	132	(76)	(77)	24	(253)	119
Unrealized net gains (losses) on hedging activities with affiliates	(1,625)	254	(347)	(34)	—	—	(154)	(27)
Other revenues	—	—	75	2	—	—	(8)	(11)
Operating revenues	615	1,702	1,230	1,189	81	127	230	578
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(1,982)	(401)	(785)	(587)	(92)	(70)	(380)	(293)
Fuel for generation facilities and purchased power costs from affiliates	(1)	4	—	(4)	—	—	(1)	2
Unrealized gains (losses) from hedging activities	42	(12)	30	9	8	(8)	26	5
Unrealized gains from hedging activities with affiliates	—	—	—	2	—	—	—	—
Ancillary and other costs	(1,710)	(67)	(18)	(20)	(2)	—	(3)	(3)
Fuel, purchased power costs and delivery fees	(3,651)	(476)	(773)	(600)	(86)	(78)	(358)	(289)
Net income (loss)	$(3,656)	$577	$(99)	$6	$(44)	$20	$(467)	$(89)
Adjusted EBITDA	$(1,208)	$481	$380	$433	$45	$35	$79	$128
Production volumes (GWh):
Natural gas facilities	13,545	16,389	26,021	25,434	2,363	2,408
Lignite and coal facilities	11,472	11,491					17,128	11,184
Nuclear facilities	10,089	9,775
Solar/Battery facilities	222	208			3
Capacity factors:
CCGT facilities	38.2%	46.6%	54.7%	53.3%	53.3%	54.3%
Lignite and coal facilities	68.6%	68.7%					54.2%	35.4%
Nuclear facilities	101.0%	97.8%
Weather - percent of normal (a):
Cooling degree days	85.8%	101.5%	126.0%	102.0%	99.0%	173.6%	119.0%	106.0%
Heating degree days	122.9%	80.9%	96.0%	92.0%	108.2%	91.4%	94.8%	88.6%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$262.00	$17.92	PJM West Hub	$34.20	$21.65
			AEP Dayton Hub	$35.04	$21.84
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$3.13	$1.76	NYISO Zone C	$25.88	$17.31
			Massachusetts Hub	$44.07	$22.45
Average natural gas price (a):			Indiana Hub	$40.16	$24.40
TetcoM3 ($/MMBtu)	$2.79	$1.60	Northern Illinois Hub	$32.52	$20.25
Algonquin Citygates ($/MMBtu)	$3.97	$1.87
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Six Months Ended June 30, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(217)	$(103)	$17	$(52)
Winter Storm Uri impact	(1,548)	50	—	17
Favorable/(unfavorable) change in other operating costs	15	(2)	(3)	(23)
Change in selling, general and administrative expenses	1	8	(4)	11
Other (a)	60	(6)	—	(2)
Change in Adjusted EBITDA	$(1,689)	$(53)	$10	$(49)
Favorable/(unfavorable) change in depreciation and amortization	(52)	(29)	(6)	20
Change in unrealized net losses on hedging activities	(1,986)	(151)	(71)	(400)
Impairment of long-lived assets	—	—	—	46
Generation plant retirement expenses	—	—	—	(15)
Fresh start/purchase accounting impacts	(3)	91	—	20
Transition and merger expenses	1	7	—	—
Loss on disposal of investment in NELP	—	29	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	(514)	—	—	(1)
Other (including interest and COVID-19 related expenses)	10	1	3	1
Change in Net income (loss)	$(4,233)	$(105)	$(64)	$(378)
___________
(a)    For the six months ended June 30, 2021, includes $63 million of insurance proceeds.

The change in Texas segment results was driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri and unrealized hedging losses in current year versus unrealized hedging gains in prior year, partially offset by insurance proceeds received in 2021.

The change in East segment results was driven by lower revenue net of fuel, loss on disposal of equity method investment in NELP for 100% ownership of NJEA (see Note 17 to the Financial Statements) in 2020, partially offset by larger unrealized hedging losses in current year versus prior year.

The change in West segment results was driven by larger unrealized hedging losses in current year versus prior year, partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by larger unrealized hedging losses in current year versus prior year and lower margins due to lower realized prices and higher operating costs and impairment and generation plant retirement expenses related to the Zimmer generation facility, partially offset by impairment of assets related to our Joppa/EEI coal generation facility in 2020.

Asset Closure Segment — Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020		2021	2020
Operating revenues	$—	$2	$(2)	$—	$2	$(2)
Operating costs	(11)	(10)	(1)	$(18)	$(19)	$1
Depreciation and amortization	—	(1)	1	—	(1)	1
Selling, general and administrative expenses	(5)	(5)	—	(14)	(12)	(2)
Operating loss	(16)	(14)	(2)	(32)	(30)	(2)
Other income	2	2	—	19	3	16
Other deductions	—	—	—	—	(2)	2
Loss before income taxes	(14)	(12)	(2)	(13)	(29)	16
Net loss	$(14)	$(12)	$(2)	$(13)	$(29)	$16
Adjusted EBITDA	$(14)	$(13)	$(1)	$(28)	$(31)	$3
Production volumes (GWh)	—	—	—	—	—	—

Operating costs for the three and six months ended June 30, 2021 and 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The six months ended June 30, 2021 includes a gain on the settlement of rail transportation disputes (see Note 17 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2021 and 2020. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $182 million in unrealized net losses and $123 million in unrealized net gains for the six months ended June 30, 2021 and 2020, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2021	2020
Commodity contract net liability at beginning of period	$(75)	$(279)
Settlements/termination of positions (a)	(199)	(82)
Changes in fair value of positions in the portfolio (b)	17	205
Other activity (c)	(52)	7
Commodity contract net liability at end of period	$(309)	$(149)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The six months ended June 30, 2021 and 2020 include reversals of $4 million and $21 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius acquisition and Ambit acquisition. The six months ended June 30, 2020 includes reversal of less than $1 million of previously recorded losses related to Vistra Corp beginning balances. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2021, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2021
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(210)	$(69)	$—	$—	$(279)
Prices provided by other external sources	(57)	(21)	2	—	(76)
Prices based on models	31	49	(15)	(19)	46
Total	$(236)	$(41)	$(13)	$(19)	$(309)

FINANCIAL CONDITION

Operating Cash Flows

Cash used in operating activities totaled $1.057 billion for the six months ended June 30, 2021 compared to cash provided by operating activities of $1.309 billion for the six months ended June 30, 2020. The unfavorable change of $2.366 billion was primarily driven by lower cash from operations due to Winter Storm Uri impacts and higher cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $82 million and $147 million for the six months ended June 30, 2021 and 2020, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $575 million and $653 million for the six months ended June 30, 2021 and 2020, respectively. Capital expenditures totaled $546 million and $588 million for the six months ended June 30, 2021 and 2020, respectively, and consisted of the following:

	Six Months Ended June 30,
	2021	2020
Capital expenditures, including LTSA prepayments	$273	$297
Nuclear fuel purchases	$15	$36
Growth and development expenditures	$258	$255
Capital expenditures	$546	$588

Cash used in investing activities also reflected net purchases of environmental allowances of $109 million and $85 million for the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2021and 2020, we also received insurance proceeds of $63 million and $15 million, respectively.

Financing Cash Flows

Cash provided by financing activities totaled $1.671 billion in the six months ended June 30, 2021 compared to cash used of $698 million for the six months ended June 30, 2020. The change was primarily driven by:

•the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021;
•redemption of $581 million principal amount of outstanding of Vistra unsecured senior notes in 2020;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in March 2021;
•net borrowings of $361 million under the accounts receivable financing facilities in 2021;
•repayment of $100 million of term loans under the Vistra Operations Credit Facility in March 2020;

partially offset by:

•net borrowings of $200 million under the Revolving Credit Facility in 2020; and
•$175 million in cash paid for share repurchases in 2021.

Debt Activity

See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2021:

	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$444	$406	$38
Vistra Operations Credit Facilities — Revolving Credit Facility	1,893	1,988	(95)
Vistra Operations — Alternate Letter of Credit Facility	—	5	(5)
Total available liquidity (a)	$2,337	$2,399	$(62)
____________
(a)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $62 million decrease in available liquidity for the six months ended June 30, 2021 was primarily driven by cash used in operations, $546 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $175 million in cash paid for share repurchases, $147 million in dividends paid to stockholders and a $95 million increase in letters of credit outstanding under the Revolving Credit Facility, partially offset by cash received from the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021, $500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 and $361 million in net cash borrowings under the accounts receivable financing facilities.

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

At June 30, 2021, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$507 million in cash has been posted with counterparties as compared to $257 million posted at December 31, 2020;
•$43 million in cash has been received from counterparties as compared to $33 million received at December 31, 2020;
•$1.067 billion in letters of credit have been posted with counterparties as compared to $878 million posted at December 31, 2020; and
•$27 million in letters of credit have been received from counterparties as compared to $18 million received at December 31, 2020.

See Collateral Support Obligations below for information related to collateral posted in accordance with PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's loss position in 2021 and use of NOL carryforwards. We expect to make approximately $27 million in state income tax payments, offset by $9 million in state tax refunds, and $3 million in TRA payments in the next 12 months.

For the six months ended June 30, 2021, there were no federal income tax payments, $37 million in state income tax payments, $2 million in state income tax refunds and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended June 30, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2021, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $329 million in the form of letters of credit, $10 million in the form of a surety bond and $1 million of cash at June 30, 2021 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.557 billion at June 30, 2021.

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

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Month-end average VaR	$523	$234
Month-end high VaR	$684	$361
Month-end low VaR	$359	$164

The increase in the month-end high VaR risk measure in 2021 is primarily driven by a larger net open position, higher forward prices and an increase in volatility compared to the prior year.

Interest Rate Risk

At June 30, 2021, the potential reduction of annual pre-tax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $9 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.405 billion at June 30, 2021.

At June 30, 2021, Retail segment credit exposure totaled $1.047 billion of trade accounts receivable. Cash deposits and letters of credit held as collateral for these receivables totaled $69 million, resulting in a net exposure of $978 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At June 30, 2021, aggregate Texas, East and Sunset segments credit exposure totaled $358 million including $265 million related to derivative assets and $93 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East and Sunset segments exposure was $318 million, substantially all of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at June 30, 2021. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$289	$31	$258
Below investment grade or no rating	69	9	60
Totals	$358	$40	$318

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $114 million, or 36%, of the total net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2021. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2020 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2021	—	$—	—	$1,325
May 1 - May 31, 2021	—	$—	—	$1,325
June 1 - June 30, 2021	—	$—	—	$1,325
For the quarter ended June 30, 2021	—	$—	—	$1,325

In September 2020, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $1.5 billion of our outstanding common stock may be repurchased. The Share Repurchase Program replaced the share repurchase program previously authorized by the Board and became effective on January 1, 2021. The Company continues to evaluate opportunities to reallocate capital for repurchases in the remainder of 2021.

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

Item 5.OTHER INFORMATION

On August 3, 2021, certain subsidiaries of the Company, namely TXU Energy, as seller (Seller) and seller party agent, Vistra Operations, as guarantor, the originators named therein (collectively with Seller, the Originators), and MUFG Bank, Ltd., as buyer (Buyer), entered into (i) an amendment (the Framework Amendment) to the Master Framework Agreement, dated as of October 9, 2020 (as amended, supplemented or otherwise modified from time to time, the MFA), among Seller, the Originators, and Buyer and (ii) an amendment (the Repurchase Amendment) to the Master Repurchase Agreement, dated as of October 9, 2020 (as amended, supplemented or otherwise modified from time to time, the MRA), between Seller and Buyer. The Framework Amendment amends certain provisions of the MFA, including (i) decreasing the facility size from $150 million to $125 million and (ii) extending the term of the MFA until July 11, 2022. The Repurchase Amendment amends certain provisions of the MRA relating to the applicable benchmark replacement rate which will apply upon the occurrence of an early opt-in election or a benchmark transition event.

The above descriptions of the Framework Amendment and Repurchase Amendment, respectively, do not purport to be complete and are qualified in its entirety by reference to the full text of the Framework Amendment and Repurchase Amendment, respectively, each of which will be filed with the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2021.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	3.3	—	Restated Bylaws of Vistra Corp., effective February 23, 2021

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed May 11, 2021)	4.1	—
Indenture for 4.375% Senior Notes due 2029, dated as of May 10, 2021, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.2	0001-38086 Form 8-K (filed May 11, 2021)	4.2	—	Form of Rule 144A Global Security for 4.375% Senior Note due 2029 (included in Exhibit 4.1)

4.3	0001-38086 Form 8-K (filed May 11, 2021)	4.3	—	Form of Regulation S Global Security for 4.375% Senior Note due 2029 (included in Exhibit 4.1)

4.4	0001-38086 Form 8-K (filed July 15, 2021)	4.1	—
Tenth Amendment to Receivables Purchase Agreement, dated as of July 9, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

Exhibits	Previously Filed With File Number*	As Exhibit
10.1	0001-38086 Form 8-K (filed May 11, 2021)	10.1	—
Purchase Agreement, dated as of May 5, 2021, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC, on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.2	0001-38086 Form 8-K (filed July 15, 2021)	10.1	—
Amendment No. 1 to Master Framework Agreement, dated as of July 9, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: August 5, 2021