Form 10-Q
period 2021-09-30
Vistra Corp.
filed 2021-11-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 2, 2021, there were 482,627,520 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
Ambit or Ambit Energy	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp., executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	selling, general and administrative
SO2	sulfur dioxide
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among Energy Future Holdings Corp. (EFH Corp.), Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivables Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 7 to the Financial Statements)

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols
TriEagle Energy	TriEagle Energy LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TWh	terawatt-hours
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S.	United States of America
U.S. Gas & Electric	U.S. Gas and Electric, Inc. (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp. and/or its subsidiaries, depending on context. Effective July 2, 2020, Vistra Energy Corp. changed its name to Vistra Corp.
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 10 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 10 to the Financial Statements)

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues (Note 4)	$2,991	$3,552	$8,763	$8,919
Fuel, purchased power costs and delivery fees	(1,763)	(1,469)	(7,827)	(3,832)
Operating costs	(372)	(457)	(1,173)	(1,249)
Depreciation and amortization	(468)	(410)	(1,355)	(1,284)
Selling, general and administrative expenses	(269)	(268)	(771)	(755)
Impairment of long-lived assets (Note 17)	—	(272)	(38)	(356)
Operating income (loss)	119	676	(2,401)	1,443
Other income (Note 17)	16	8	108	19
Other deductions (Note 17)	(5)	—	(13)	(35)
Interest expense and related charges (Note 17)	(124)	(101)	(288)	(541)
Impacts of Tax Receivable Agreement (Note 7)	35	58	31	44
Equity in earnings of unconsolidated investment	—	—	—	4
Income (loss) before income taxes	41	641	(2,563)	934
Income tax (expense) benefit (Note 6)	(31)	(199)	569	(283)
Net income (loss)	$10	$442	$(1,994)	$651
Net (income) loss attributable to noncontrolling interest	(3)	1	(6)	14
Net income (loss) attributable to Vistra	$7	$443	$(2,000)	$665
Weighted average shares of common stock outstanding:
Basic	482,516,965	488,824,580	483,150,213	488,484,441
Diluted	484,494,546	491,025,940	483,150,213	490,914,478
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.01	$0.91	$(4.14)	$1.36
Diluted	$0.01	$0.90	$(4.14)	$1.35

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$10	$442	$(1,994)	$651
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax (expense) benefit of $(4), $1, $(5) and $8)	14	(4)	17	(26)
Total other comprehensive income (loss)	14	(4)	17	(26)
Comprehensive income (loss)	$24	$438	$(1,977)	$625
Comprehensive (income) loss attributable to noncontrolling interest	(3)	1	(6)	14
Comprehensive income (loss) attributable to Vistra	$21	$439	$(1,983)	$639

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2021	2020
Cash flows — operating activities:
Net income (loss)	$(1,994)	$651
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,551	1,512
Deferred income tax expense (benefit), net	(587)	264
Impairment of long-lived assets (Note 17)	38	356
Loss on disposal of investment in NELP (Note 17)	—	29
Unrealized net (gain) loss from mark-to-market valuations of commodities	771	(444)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(92)	181
Asset retirement obligation accretion expense	27	33
Impacts of Tax Receivable Agreement (Note 7)	(31)	(44)
Stock-based compensation	36	46
Other, net	79	115
Changes in operating assets and liabilities:
Margin deposits, net	(767)	60
Accrued interest	(55)	(97)
Accrued taxes	(63)	(35)
Accrued employee incentive	(86)	(20)
Other operating assets and liabilities	680	(257)
Cash provided by (used in) operating activities	(493)	2,350
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(790)	(838)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 17)	366	291
Investments in nuclear decommissioning trust fund securities (Note 17)	(382)	(307)
Proceeds from sales of environmental allowances	102	91
Purchases of environmental allowances	(247)	(210)
Insurance proceeds	74	15
Proceeds from sale of assets	7	23
Other, net	27	8
Cash used in investing activities	(843)	(927)
Cash flows — financing activities:
Issuances of long-term debt (Note 10)	1,250	—
Borrowings under Term Loan A (Note 10)	1,250	—
Repayment under Term Loan A (Note 10)	(1,250)	—
Proceeds from forward capacity agreement (Note 10)	500	—
Repayments/repurchases of debt (Note 10)	(234)	(955)
Net borrowings under accounts receivable financing (Note 9)	175	175
Borrowings under Revolving Credit Facility (Note 10)	1,300	1,075
Repayments under Revolving Credit Facility (Note 10)	(1,300)	(1,425)
Share repurchases (Note 12)	(175)	—
Dividends paid to stockholders (Note 12)	(219)	(198)
Debt tender offer and other financing fees (Note 10)	(13)	(17)
Other, net	(5)	(3)
Cash provided by (used in) financing activities	1,279	(1,348)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	(57)	75
Cash, cash equivalents and restricted cash — beginning balance	444	475
Cash, cash equivalents and restricted cash — ending balance	$387	$550

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$351	$406
Restricted cash (Note 17)	22	19
Trade accounts receivable — net (Note 17)	1,529	1,279
Income taxes receivable	7	—
Inventories (Note 17)	471	515
Commodity and other derivative contractual assets (Note 14)	4,187	748
Margin deposits related to commodity contracts	1,048	257
Prepaid expense and other current assets	231	205
Total current assets	7,846	3,429
Restricted cash (Note 17)	14	19
Investments (Note 17)	1,915	1,759
Property, plant and equipment — net (Note 17)	13,100	13,499
Operating lease right-of-use assets	35	45
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,229	2,446
Commodity and other derivative contractual assets (Note 14)	454	258
Accumulated deferred income taxes	1,421	838
Other noncurrent assets	335	332
Total assets	$29,932	$25,208
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 9)	475	300
Long-term debt due currently (Note 10)	382	95
Trade accounts payable	1,172	880
Commodity and other derivative contractual liabilities (Note 14)	4,948	789
Margin deposits related to commodity contracts	57	33
Accrued income taxes	—	16
Accrued taxes other than income	163	210
Accrued interest	76	131
Asset retirement obligations (Note 17)	110	103
Operating lease liabilities	5	8
Other current liabilities	534	471
Total current liabilities	7,922	3,036

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2021	December 31, 2020
Long-term debt, less amounts due currently (Note 10)	10,493	9,235
Operating lease liabilities	33	40
Commodity and other derivative contractual liabilities (Note 14)	896	624
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 7)	416	447
Asset retirement obligations (Note 17)	2,326	2,333
Other noncurrent liabilities and deferred credits (Note 17)	1,814	1,131
Total liabilities	23,901	16,847
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2021 — 482,551,344; December 31, 2020 — 489,305,888)	5	5
Treasury stock, at cost (shares: September 30, 2021 — 49,701,377; December 31, 2020 — 41,043,224)	(1,148)	(973)
Additional paid-in-capital	9,829	9,786
Retained deficit	(2,619)	(399)
Accumulated other comprehensive loss	(31)	(48)
Stockholders' equity	6,036	8,371
Noncontrolling interest in subsidiary	(5)	(10)
Total equity	6,031	8,361
Total liabilities and equity	$29,932	$25,208

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

Winter Storm Uri

In February 2021, a severe winter storm with extremely cold temperatures affected much of the U.S., including Texas. Winter Storm Uri had a material adverse impact on our results of operations and operating cash flows. This severe weather resulted in surging demand for power, gas supply shortages, operational challenges for generators, and a significant load shed event that was ordered by ERCOT beginning on February 15, 2021 and continuing through February 18, 2021. The final financial impact of Winter Storm Uri continues to be subject to the outcome of potential litigation and legislative actions arising from the event, or any corrective action taken by the State of Texas, ERCOT, the RCT or the PUCT to resettle pricing across any portion of the supply chain (i.e. fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants), that is currently being considered or may be considered by any such parties.

In September 2021, the PUCT approved a settlement agreement among ERCOT, PUCT staff and certain ERCOT market participants who are parties to the PUCT proceeding in which ERCOT has applied for an order to finance, administer and distribute to eligible ERCOT market participants the securitization provided for under Texas House Bill 4492 (HB 4492). HB 4492 authorizes ERCOT to securitize up to $2.1 billion of certain costs allocated by ERCOT to load-serving entities (LSEs) during Winter Storm Uri. HB 4492, and final terms related thereto, are subject to the final financing order issued in October 2021, together with ERCOT obtaining sufficient financing related thereto. Though the final allocations will be determined following the completion of an administrative process, including final determination of which LSEs will participate in or opt out of the program, we expect to receive approximately $500 million of proceeds.

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

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the three or nine months ended September 30, 2021.

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. See Note 6 for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

Recent Developments

Series A Preferred Stock Offering — On October 15, 2021, we issued of 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (see Note 12). See Note 12 for more information concerning the Series A Preferred Stock.

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

The Company determined that depreciation expense on certain property, plant, and equipment assets was calculated incorrectly in prior years as a result of incorrectly assigned useful lives to these assets, which resulted in a misstatement to depreciation expense and accumulated depreciation. Additionally, an error was identified related to assets that were incorrectly retired prior to the end of their useful lives. The Company identified that depreciation expense and accumulated depreciation was understated by $23 million, $39 million and $3 million for the years ended December 31, 2018, 2019, and 2020, respectively, and overstated by $20 million for the six-month period ended June 30, 2021. In order to correct for the misstatements, the Company recorded an out-of-period adjustment to depreciation expense of $45 million for the three months ended September 30, 2021. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's financial position or results of operations for the current or any prior periods.

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

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Estimated commercial operation dates for these facilities range from first quarter of 2022 to fourth quarter of 2023. At September 30, 2021, we had accumulated approximately $204 million in construction-work-in-process for these Texas segment solar generation and battery ESS projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2023 to 2025.

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

In May 2020, we announced that, subject to approval by the CPUC, we would enter into a 10-year resource adequacy contract with PG&E to develop an additional 100 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase II). PG&E filed its application with the CPUC in May 2020 and the CPUC approved the resource adequacy contract in August 2020. Moss Landing Phase II commenced commercial operations in July 2021.

The total development costs for Moss Landing Phases I and II totaled approximately $600 million.

Moss Landing Phase I Outage — On September 4, 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. An initial review has found that only a small, single-digit percentage of batteries at the facility were impacted. The facility will be offline as the company continues to safely advance its root cause analysis and perform the work necessary to return the facility to service. We do not currently have an estimated return to service date for the facility. Moss Landing Phase II was not affected and remains operational. We do not expect the incident to have a material impact on our results of operations.

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

4.    REVENUE

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,896	$—	$—	$—	$—	$—	$—	$1,896
Retail energy charge in Northeast/Midwest	624	—	—	—	—	—	—	624
Wholesale generation revenue from ISO/RTO	—	211	191	89	322	—	—	813
Capacity revenue from ISO/RTO (a)	—	—	(13)	1	51	—	—	39
Revenue from other wholesale contracts	—	88	167	29	46	—	—	330
Total revenue from contracts with customers	2,520	299	345	119	419	—	—	3,702
Other revenues:
Intangible amortization	2	—	—	—	(2)	—	—	—
Hedging and other revenues (b)	(362)	(7)	222	(30)	(534)	—	—	(711)
Affiliate sales (c)	—	551	(59)	1	(5)	—	(488)	—
Total other revenues	(360)	544	163	(29)	(541)	—	(488)	(711)
Total revenues	$2,160	$843	$508	$90	$(122)	$—	$(488)	$2,991
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $117 million of capacity purchased offset by $104 million of capacity sold.
(b)Includes $861 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas segment includes $527 million of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,824	$—	$—	$—	$—	$—	$—	$1,824
Retail energy charge in Northeast/Midwest	683	—	—	—	—	—	—	683
Wholesale generation revenue from ISO/RTO	—	125	78	37	165	1	—	406
Capacity revenue from ISO/RTO (a)	—	—	(25)	—	40	—	—	15
Revenue from other wholesale contracts	—	68	183	16	43	—	—	310
Total revenue from contracts with customers	2,507	193	236	53	248	1	—	3,238
Other revenues:
Intangible amortization	7	—	1	—	(4)	—	—	4
Hedging and other revenues (b)	7	230	57	30	(14)	—	—	310
Affiliate sales	—	1,118	350	1	69	—	(1,538)	—
Total other revenues	14	1,348	408	31	51	—	(1,538)	314
Total revenues	$2,521	$1,541	$644	$84	$299	$1	$(1,538)	$3,552
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $137 million of capacity purchased offset by $112 million of capacity sold.
(b)Includes $287 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,460	$—	$—	$—	$—	$—	$—	$4,460
Retail energy charge in Northeast/Midwest	1,715	—	—	—	—	—	—	1,715
Wholesale generation revenue from ISO/RTO	—	3,585	442	158	1,230	—	—	5,415
Capacity revenue from ISO/RTO (a)	—	—	(14)	1	133	—	—	120
Revenue from other wholesale contracts	—	2,172	459	75	148	—	—	2,854
Total revenue from contracts with customers	6,175	5,757	887	234	1,511	—	—	14,564
Other revenues:
Intangible amortization	(1)	—	74	—	(10)	—	—	63
Hedging and other revenues (b)	(345)	(4,457)	418	(66)	(1,414)	—	—	(5,864)
Affiliate sales (c)	—	158	359	3	22	—	(542)	—
Total other revenues	(346)	(4,299)	851	(63)	(1,402)	—	(542)	(5,801)
Total revenues	$5,829	$1,458	$1,738	$171	$109	$—	$(542)	$8,763
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $345 million of capacity purchased offset by $332 million of capacity sold.

(b)Includes $1,146 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas segment includes $2.153 billion of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,489	$—	$—	$—	$—	$—	$—	$4,489
Retail energy charge in Northeast/Midwest	1,862	—	—	—	—	—	—	1,862
Wholesale generation revenue from ISO/RTO	—	283	177	83	305	1	—	849
Capacity revenue from ISO/RTO (a)	—	—	(34)	—	124	—	—	90
Revenue from other wholesale contracts	—	183	508	40	146	—	—	877
Total revenue from contracts with customers	6,351	466	651	123	575	1	—	8,167
Other revenues:
Intangible amortization	(1)	—	1	—	(16)	—	—	(16)
Hedging and other revenues (b)	35	529	25	85	92	2	—	768
Affiliate sales	—	2,250	1,168	3	212	—	(3,633)	—
Total other revenues	34	2,779	1,194	88	288	2	(3,633)	752
Total revenues	$6,385	$3,245	$1,845	$211	$863	$3	$(3,633)	$8,919
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $412 million of capacity purchased offset by $378 million of capacity sold.
(b)Includes $418 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.

Performance Obligations

As of September 30, 2021, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $226 million, $649 million, $301 million, $206 million and $98 million that will be recognized, in the balance of the year ended December 31, 2021 and the years ending December 31, 2022, 2023, 2024 and 2025, respectively, and $484 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	September 30, 2021	December 31, 2020
Trade accounts receivable from contracts with customers — net	$1,377	$1,169
Other trade accounts receivable — net	152	110
Total trade accounts receivable — net	$1,529	$1,279

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

At both September 30, 2021 and December 31, 2020, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2021			December 31, 2020
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,082	$1,581	$501	$2,082	$1,434	$648
Software and other technology-related assets	410	197	213	414	186	228
Retail and wholesale contracts	248	199	49	272	204	68
Contractual service agreements (a)	31	—	31	51	1	50
Other identifiable intangible assets (b)	80	20	60	96	19	77
Total identifiable intangible assets subject to amortization	$2,851	$1,997	854	$2,915	$1,844	1,071
Retail trade names (not subject to amortization)			1,374			1,374
Mineral interests (not currently subject to amortization)			1			1
Total identifiable intangible assets			$2,229			$2,446
____________
(a)At September 30, 2021, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2021	December 31, 2020
Contractual service agreements	$125	$129
Purchase and sale of power and capacity	10	87
Fuel and transportation purchase contracts	15	73
Total identifiable intangible liabilities	$150	$289

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Retail customer relationship	Depreciation and amortization	$49	$62	$147	$214
Software and other technology-related assets	Depreciation and amortization	20	19	58	56
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	1	(4)	(60)	11
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	91	66	196	162
Total intangible asset expense (a)		$161	$143	$341	$443
___________
(a)Amounts recorded in depreciation and amortization totaled $70 million and $82 million for the three months ended September 30, 2021 and 2020, respectively and $208 million and $272 million for the nine months ended September 30, 2021 and 2020. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of September 30, 2021, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2021	$212
2022	$192
2023	$137
2024	$88
2025	$63

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$41	$641	$(2,563)	$934
Income tax (expense) benefit	$(31)	$(199)	$569	$(283)
Effective tax rate	75.6%	31.0%	22.2%	30.3%

For the three months ended September 30, 2021, the effective tax rate of 75.6% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA, additional valuation allowance against certain state net operating losses, and state income taxes. For the nine months ended September 30, 2021, the effective tax rate of 22.2% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

For the three months ended September 30, 2020, the effective tax rate of 31.0% was higher that the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes, including the impact of an increase in the valuation allowance on a portion of state net operating losses. For the nine months ended September 30, 2020, the effective tax rate of 30.3% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. Vistra expects to receive an approximate $265 million increase in interest expense deduction in the 2021 tax year under the final Section 163(j) regulations. We do not anticipate a material impact to the effective tax rate from this impact. Vistra also utilized the CARES Act payroll deferral mechanism to defer the payment of approximately $20 million from 2020 to 2021 and 2022. We expect to pay approximately half of the previously deferred taxes in December 2021.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $39 million at both September 30, 2021 and December 31, 2020.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
TRA obligation at the beginning of the period	$450	$455
Accretion expense	48	50
Changes in tax assumptions impacting timing of payments (a)	(79)	(94)
Impacts of Tax Receivable Agreement	(31)	(44)
TRA obligation at the end of the period	419	411
Less amounts due currently	(3)	—
Noncurrent TRA obligation at the end of the period	$416	$411
____________
(a)During the three months ended September 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $51 million as a result of adjustments to forecasted taxable income and anticipated tax benefits available under current tax laws for planned additional renewable development projects, particularly in light of the recent passage of Illinois' coal-to-solar legislation. During the nine months ended September 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $79 million as a result of adjustments to forecasted taxable income, including the financial impacts of Winter Storm Uri, and anticipated tax benefits available under current tax laws for planned additional renewable development projects. During the three and nine months ended September 30, 2020, we recorded decreases of $74 million and $94 million, respectively, to the carrying value of the TRA obligation as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act, and changes to Section 163(j) percentage limitation amount, the impacts from the issuance of final Section 163(j) regulations and the anticipated tax benefits from renewable development projects.

As of September 30, 2021, the estimated carrying value of the TRA obligation totaled $419 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2021, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stock — basic	$7	$443	$(2,000)	$665
Weighted average shares of common stock outstanding — basic	482,516,965	488,824,580	483,150,213	488,484,441
Net income (loss) per weighted average share of common stock outstanding — basic	$0.01	$0.91	$(4.14)	$1.36
Dilutive securities: Stock-based incentive compensation plan	1,977,581	2,201,360	—	2,430,037
Weighted average shares of common stock outstanding — diluted	484,494,546	491,025,940	483,150,213	490,914,478
Net income (loss) per weighted average share of common stock outstanding — diluted	$0.01	$0.90	$(4.14)	$1.35

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 12,851,055 and 13,778,275 in the three months ended September 30, 2021 and 2020, respectively, and 15,223,763 and 12,471,806 shares for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, outstanding borrowings under the Receivables Facility totaled $475 million and were supported by $954 million of RecCo gross receivables. As of December 31, 2020, outstanding borrowings under the Receivables Facility totaled $300 million and were supported by $735 million of RecCo gross receivables.

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

There were no outstanding borrowings at both September 30, 2021 and December 31, 2020.

10.    LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	September 30, 2021	December 31, 2020
Vistra Operations Credit Facilities	$2,550	$2,572
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Secured Notes, due May 15, 2029	1,250	—
Total Vistra Operations Senior Unsecured Notes	4,850	3,600
Other:
Forward Capacity Agreements	343	45
Equipment Financing Agreements	105	68
8.82% Building Financing due semiannually through February 11, 2022 (a)	3	10
Other	3	3
Total other long-term debt	454	126
Unamortized debt premiums, discounts and issuance costs (b)	(79)	(68)
Total long-term debt including amounts due currently	10,875	9,330
Less amounts due currently	(382)	(95)
Total long-term debt less amounts due currently	$10,493	$9,235
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in current assets in our condensed consolidated balance sheets.
(b)Includes impact of recording debt assumed in the Merger at fair value.

Vistra Operations Credit Facilities

At September 30, 2021, the Vistra Operations Credit Facilities consisted of up to $5.275 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.550 billion (Term Loan B-3 Facility).

In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility were reported in short-term borrowings in our condensed consolidated balance sheet. In May 2021, Vistra Operations used the proceeds from the issuance of the Vistra Operations 4.375% senior unsecured notes due 2029 (described below), together with cash on hand, to repay the $1.250 billion borrowings under the Term Loan A Facility. We recorded an extinguishment loss of $1 million on the transaction in the nine months ended September 30, 2021.

In March 2020, Vistra Operations repurchased and cancelled $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875. We recorded an extinguishment gain of $6 million on the transaction in the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we borrowed $1.3 billion and repaid $1.3 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

The Vistra Operations Credit Facilities and related available capacity at September 30, 2021 are presented below.

		September 30, 2021
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$1,005	$1,720
Term Loan B-3 Facility (b)	December 31, 2025	2,550	2,550	—	—
Total Vistra Operations Credit Facilities		$5,275	$2,550	$1,005	$1,720
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

At September 30, 2021, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. At September 30, 2021, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.83%. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. Although the period ended September 30, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of September 30, 2021, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. At September 30, 2021, $354 million of letters of credit were outstanding under the Secured LOC Facilities. In October 2021, Vistra entered into an additional Secured LOC Facility which will also be used for general corporate purposes.

Alternate Letter of Credit Facility

At September 30, 2021, $250 million of letters of credit were outstanding under a $250 million alternate letter of credit facility. The facility is to be used for general corporate purposes and matures in December 2021.

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

Debt Repurchase Program

In April 2020, the Company's board of directors (Board) authorized up to $1.0 billion to repay or repurchase additional outstanding debt. Through February 2021, approximately $666 million had been repurchased under the authorization. In March 2021, the Board authorized up to $1.8 billion to repay or repurchase additional outstanding debt, which authorization superseded any amounts that remained outstanding under any previous authorizations. Through September 30, 2021, no debt had been repurchased under the March 2021 authorization.

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

Maturities

Long-term debt maturities at September 30, 2021 are as follows:

September 30, 2021
Remainder of 2021	$151
2022	257
2023	40
2024	1,540
2025	2,470
Thereafter	6,496
Unamortized premiums, discounts and debt issuance costs	(79)
Total long-term debt, including amounts due currently	$10,875

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At September 30, 2021, we had outstanding letters of credit totaling $1.609 billion as follows:

•$1.316 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$129 million to support battery and solar development projects;
•$29 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$61 million for other credit support requirements.

Surety Bonds

At September 30, 2021, we had outstanding surety bonds totaling $502 million to support performance under various contracts and legal obligations in the normal course of business.

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

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. We filed our opening brief in June 2021, and response briefs were filed in September 2021. In our brief, we argue that the prior PUCT rushed to adopt a rule that dramatically raised the price of electricity in ERCOT, but in doing so failed to follow any of the rulemaking procedures required for the PUCT to undertake an emergency rulemaking, and we have asked the court to vacate this rule. Other parties also filed briefs in support of our challenge to the PUCT's orders. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that the PUCT has not prejudged or made a final decision on whether to reprice and that we and other parties may continue disputing the pricing through the ERCOT process.

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

In July 2019, the EPA finalized a rule to repeal the Clean Power Plan, with new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. The ACE rule set a deadline of July 2022 for states to submit their plans for regulating GHG emissions from existing facilities. States where we operate coal plants (i.e., Texas, Illinois and Ohio) began to develop their state plans to comply with the rule. Environmental groups and certain states filed petitions for review of the ACE rule and the repeal of the Clean Power Plan in the D.C. Circuit Court, and the D.C. Circuit Court heard argument on those issues in October 2020. In January 2021, the D.C. Circuit Court vacated the ACE rule and remanded the rule to the EPA for further action. In its decision, the D.C. Circuit Court concluded that the EPA's basis for repealing the Clean Power Plan and adopting the ACE rule was not supported by the Clean Air Act. In April 2021, the State of West Virginia and certain other parties filed a petition for writ of certiorari with the U.S. Supreme Court of the D.C. Circuit Court's decision, and in June 2021, the State of North Dakota also filed a petition for writ of certiorari. In October 2021, the U.S. Supreme Court granted four petitions for certiorari and consolidated the cases for review. Additionally, in December 2018, the EPA issued proposed revisions to the emission standards for new, modified and reconstructed units. Vistra submitted comments on that proposed rulemaking in March 2019. In January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. The final rule excludes sectors from future regulation where GHG emissions make up less than three percent of U.S. GHG emissions. The final rule did not set any specific emission limits for new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including our Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. The retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply with this BART rule for SO2. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. Various parties filed a petition challenging the rule in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court) as well as a petition for reconsideration filed with the EPA. Luminant intervened on behalf of the EPA in the Fifth Circuit Court action. In March 2018, the Fifth Circuit Court abated its proceedings pending conclusion of the EPA's reconsideration process. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. In October 2020, environmental groups petitioned for review of this rule in both the D.C. Circuit Court and the Fifth Circuit Court. In December 2020, a panel of the Fifth Circuit Court consolidated the challenges to the BART final rule and issued an order transferring the case to the D.C. Circuit Court. We challenged that decision, but the Fifth Circuit Court denied reconsideration and denied our motion for leave to seek review of that denial by the full court. We are in compliance with the rule. The BART rule is subject to the Environment Executive Order discussed above, and the EPA has stated it is starting a proceeding for reconsideration of the BART rule.

Affirmative Defenses During Malfunctions

In May 2015, the EPA finalized a rule requiring 36 states, including Texas, Illinois and Ohio, to remove or replace either EPA-approved exemptions or affirmative defense provisions for excess emissions during upset events and unplanned maintenance and startup and shutdown events, referred to as the SIP Call. Various parties (including Luminant, the State of Texas and the State of Ohio) filed petitions for review of the EPA's final rule, and all of those petitions were consolidated in the D.C. Circuit Court. In April 2017, the D.C. Circuit Court ordered the case to be held in abeyance. In April 2019, the EPA Region 6 proposed a rule to withdraw the SIP Call with respect to the Texas affirmative defense provisions. We submitted comments on that proposed rulemaking in June 2019. In February 2020, the EPA issued the final rule withdrawing the Texas SIP Call. Following the issuance of the final rule for Texas, we moved to dismiss our challenge to the SIP Call, which was granted by the court. In April 2020, a group of environmental petitioners, including the Sierra Club, filed a petition in the D.C. Circuit Court challenging the EPA's action with respect to Texas. In October 2020, the EPA issued new guidance on the inclusion of startup, shutdown and malfunction (SSM) provisions in SIPs, which is intended to supersede the policy in the multi-state SIP Call. The guidance provides that the SIPs may contain provisions for SSM events if certain conditions are met. The EPA SSM guidance is subject to the Environment Executive Order discussed above. In April 2021, environmental groups petitioned the EPA for reconsideration and rulemaking regarding the EPA's rules withdrawing the SSM SIP Call for certain states, including Texas. In September 2021, the EPA issued a memorandum withdrawing the October 2020 memorandum addressing SSM provisions in SIPs and re-implementing the prior (2015) policy. In the 2021 memorandum, the EPA indicated it will revisit the SIP Call withdrawal for Texas that was finalized in 2020. We cannot predict the outcome of any rulemaking initiated under the new SSM policy.

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

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Big Brown, Monticello and Martin Lake generation plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would revise its previous nonattainment designations and each area at issue would be designated unclassifiable. In September 2019, we submitted comments in support of the proposed Error Correction Rule. In April 2020, the Sierra Club filed suit to compel the EPA to issue a Finding of Failure to submit an attainment plan with respect to the three areas in Texas. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In September 2020, the EPA proposed a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, which was finalized in May 2021, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court with the matter likely being fully briefed by March 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal will not reduce emission limits until January 2022, and any reductions will be those necessary to meet the NAAQS. Once finalized, the TCEQ's SIP action will be submitted to the EPA for review and approval.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In August 2017, the EPA announced that its reconsideration of the ELG rule would be limited to a review of the effluent limitations applicable to FGD and bottom ash wastewaters and the agency subsequently postponed the earliest compliance dates in the ELG rule for the application of effluent limitations for FGD and bottom ash wastewaters from November 1, 2018 to November 1, 2020. Based on these administrative developments, the Fifth Circuit Court agreed to sever and hold in abeyance challenges to effluent limitations. The remainder of the case proceeded, and in April 2019 the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. In November 2019, the EPA issued a proposal that would extend the compliance deadline for FGD wastewater to no later than December 31, 2025 and maintains the December 31, 2023 compliance date for bottom ash transport water. The proposal also creates new sub-categories of facilities with more flexible FGD compliance options, including a retirement exemption to 2028 and a low utilization boiler exemption. The proposed rule also modified some of the FGD final effluent limitations. We filed comments on the proposal in January 2020. The EPA published the final rule in October 2020. The final rule extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. The litigation is in abeyance pending the EPA's reconsideration of the ELG revisions finalized in 2020.

Coal Combustion Residuals/Groundwater

In July 2018, the EPA published a final rule, which became effective in August 2018, that amends certain provisions of the CCR rule that the agency issued in 2015. Among other changes, the 2018 revisions extended closure deadlines to October 31, 2020, related to the aquifer location restriction and groundwater monitoring requirements. Also, in August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In December 2019, the EPA issued a proposed rule containing a revised closure deadline for unlined CCR impoundments and new procedures for seeking extensions of that revised closure deadline. We filed comments on the proposal in January 2020. In August 2020, the EPA issued a rule finalizing the December 2019 proposal, establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In October 2020, the EPA published an advanced notice of proposed rulemaking requesting information to inform the EPA in the development of a rule to address legacy impoundments that existed prior to the 2015 CCR regulation as required by the August 2018 D.C. Circuit Court decision. We filed comments on this proposal in February 2021. The EPA has completed its review under the Environmental Executive Order of the rules on revised closure deadlines and alternative liner demonstrations. The EPA determined that the most environmentally protective course is to implement the rules. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. The EPA has not yet acted on any of our conversion or retirement applications.

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

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 17). In September 2021, PRN filed a motion to intervene in this enforcement action. In October 2021, the court granted PRN narrow discretionary intervention.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. In March 2020, the IEPA issued its proposed rule. Under the proposed rule, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The proposed rule does not mandate closure by removal at any site. Public hearings for the proposed rule were held in August 2020 and September 2020. The rule was finalized and became effective in April 2021. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We filed our opening brief in October 2021. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to FERC for further proceedings on that issue.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.    EQUITY

Share Repurchase Programs

In October 2021, we announced that the Board has authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the Prior Share Repurchase Program (described below) and any authorization remaining as of such date. We intend to use the net proceeds from the Offering (described below) to repurchase shares of our outstanding common stock. We expect to complete repurchases under the Share Repurchase Program by the end of 2022.

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

In September 2020, we announced that the Board authorized a share repurchase program (Prior Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The Prior Share Repurchase Program became effective on January 1, 2021. No shares were repurchased in the three months ended September 30, 2021. In the nine months ended September 30, 2021, 8,658,153 shares of our common stock were repurchased under the Prior Share Repurchase Program for approximately $175 million (including related fees and expenses) at an average price of $20.21 per share of common stock. As of September 30, 2021, approximately $1.325 billion was available for additional repurchases under the Prior Share Repurchase Program, which amount has been superseded by the Share Repurchase Program.

Series A Preferred Stock

On October 15, 2021 (Issuance Date), we issued of 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (described above).

The Series A Preferred Stock is not convertible into or exchangeable for any other securities of the Company and has limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the First Reset Date (defined below) and in certain other circumstances prior to the First Reset Date.

Dividends

Common Stock — In November 2018, Vistra announced the Board adopted a dividend program which we initiated in the first quarter of 2019. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and any contractual limitations.

In February 2020, April 2020, July 2020 and October 2020, the Board declared quarterly dividends of $0.135 per share that were paid in March 2020, June 2020, September 2020 and December 2020, respectively.

In February 2021, April 2021 and July 2021, the Board declared a quarterly dividend of $0.15 per share that was paid in March 2021, June 2021 and September 2021, respectively. In October 2021, the Board declared a quarterly dividend of $0.15 per share that will be paid in December 2021.

Preferred Stock — The annual dividend rate on each share of Series A Preferred Stock is 8.0% from the Issuance Date to, but excluding October 15, 2026 (First Reset Date). On and after the First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.07%), plus a spread of 6.93% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each April 15 and October 15, commencing on April 15, 2022, when, as and if declared by the Board.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2021, Vistra Operations can distribute approximately $6.3 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $75 million and $255 million during the three months ended September 30, 2021 and 2020, respectively, and $405 million and $1.105 billion during the nine months ended September 30, 2021 and 2020, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2021, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Under the terms of the Series A Preferred Stock, unless full cumulative dividends have been or contemporaneously are being paid or declared and a sum sufficient for the payment thereof set apart for payment on all outstanding Series A Preferred Stock (and any parity securities) with respect to dividends through the most recent dividend payment dates, (i) no dividend may be declared or paid or set apart for payment on any junior security (other than a dividend payable solely in junior securities with respect to both dividends and the liquidation, winding-up and dissolution of our affairs), including our common stock, and (ii) we may not redeem, purchase or otherwise acquire any parity security or junior security, including our common stock, in each case subject to certain exceptions as described in the certificate of designation of the Series A Preferred Stock.

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In July 2021, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.54 (subject to further adjustment from time to time), or $52.98 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of September 30, 2021, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended September 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068
Stock repurchases	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(72)	—	(72)	—	(72)
Effects of stock-based incentive compensation plans	—	—	12	—	—	12	—	12
Net income (loss)	—	—	—	7	—	7	3	10
Change in accumulated other comprehensive income (loss)	—	—	—	—	14	14	—	14
Other	—	—	1	(2)	—	(1)	—	(1)
Balance at September 30, 2021	$5	$(1,148)	$9,829	$(2,619)	$(31)	$6,036	$(5)	$6,031

The following table presents the changes to equity for the nine months ended September 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2020	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchases	—	(175)	—	—	—	(175)	—	(175)
Dividends declared on common stock	—	—	—	(219)	—	(219)	—	(219)
Effects of stock-based incentive compensation plans	—	—	39	—	—	39	—	39
Net income (loss)	—	—	—	(2,000)	—	(2,000)	6	(1,994)
Change in accumulated other comprehensive income (loss)	—	—	—	—	17	17	—	17
Other	—	—	4	(1)	—	3	(1)	2
Balance at September 30, 2021	$5	$(1,148)	$9,829	$(2,619)	$(31)	$6,036	$(5)	$6,031
________________
(a)Authorized shares totaled 1,800,000,000 at September 30, 2021. Outstanding common shares totaled 482,551,344 and 489,305,888 at September 30, 2021 and December 31, 2020, respectively. Treasury shares totaled 49,701,377 and 41,043,224 at September 30, 2021 and December 31, 2020, respectively.

The following table presents the changes to equity for the three months ended September 30, 2020:

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2020	$5	$(973)	$9,754	$(678)	$(52)	$8,056	$(12)	$8,044
Dividends declared on common stock	—	—	—	(66)	—	(66)	—	(66)
Effects of stock-based incentive compensation plans	—	—	18	—	—	18	—	18
Net income	—	—	—	443	—	443	(1)	442
Change in accumulated other comprehensive income (loss)	—	—	—	—	(4)	(4)	—	(4)
Other	—	—	(1)	(2)	—	(3)	—	(3)
Balance at September 30, 2020	$5	$(973)	$9,771	$(303)	$(56)	$8,444	$(13)	$8,431

The following table presents the changes to equity for the nine months ended September 30, 2020:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2019	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Dividends declared on common stock	—	—	—	(198)	—	(198)	—	(198)
Effects of stock-based incentive compensation plans	—	—	48	—	—	48	—	48
Net income (loss)	—	—	—	665	—	665	(14)	651
Adoption of accounting standard	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(26)	(26)	—	(26)
Other	—	—	2	(2)	—	—	—	—
Balance at September 30, 2020	$5	$(973)	$9,771	$(303)	$(56)	$8,444	$(13)	$8,431
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$2,881	$1,165	$440	$116	$4,602	$452	$201	$205	$76	$934
Interest rate swaps	—	39	—	—	39	—	72	—	—	72
Nuclear decommissioning trust – equity securities (c)	671	—	—		671	623	—	—		623
Nuclear decommissioning trust – debt securities (c)	—	654	—		654	—	618	—		618
Sub-total	$3,552	$1,858	$440	$116	5,966	$1,075	$891	$205	$76	2,247
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					502					433
Total assets					$6,468					$2,680
Liabilities:
Commodity contracts	$3,519	$1,265	$664	$116	$5,564	$578	$172	$183	$76	$1,009
Interest rate swaps	—	280	—	—	280	—	404	—	—	404
Total liabilities	$3,519	$1,545	$664	$116	$5,844	$578	$576	$183	$76	$1,413
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2021 and December 31, 2020:

September 30, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$283	$(462)	$(179)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$160	$90
						MWh
Options	16	(97)	(81)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	500%	248%
Financial transmission rights	81	(29)	52	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$15	$(6)
						MWh
Natural gas	17	(70)	(53)	Income Approach	Gas basis (h)	$—	to	$15	$6
						MMBtu
Coal	28	—	28	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	15	(6)	9
Total	$440	$(664)	$(224)

December 31, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$61	$(90)	$(29)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$43
						MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (d)	$25	to	$125	$75
						MWh
Options	38	(56)	(18)	Option Pricing Model	Gas to power correlation (e)	30%	to	100%	64%
					Power and gas volatility (e)	5%	to	665%	336%
Financial transmission rights	92	(16)	76	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$22
						MWh
Natural gas	7	(14)	(7)	Income Approach	Gas basis (h)	$(1)	to	$—	$—
						MMBtu
Coal	1	(5)	(4)	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	6	(2)	4
Total	$205	$(183)	$22
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
(h)Primarily based on the historical forward PJM and Northeast gas basis prices.
(i)Estimate of the range of probabilities of default based on past experience, the length of the contract, and both the Company's and the counterparty's credit ratings.
(j)Estimate of the default recovery rate based on historical corporate rates.
(k)Other includes contracts for environmental allowances.

See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2021 and 2020.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net asset (liability) balance at beginning of period	$46	$114	$22	$(74)
Total unrealized valuation gains (losses) (a)	(174)	(22)	—	77
Purchases, issuances and settlements (b):
Purchases	33	39	73	129
Issuances	(12)	(6)	(22)	(12)
Settlements	(72)	(20)	(238)	(68)
Transfers into Level 3 (c)	(28)	4	(26)	3
Transfers out of Level 3 (c)	(17)	7	(33)	61
Net change (d)	(270)	2	(246)	190
Net asset balance at end of period	$(224)	$116	$(224)	$116
Unrealized valuation gains (losses) relating to instruments held at end of period	$(224)	$(12)	$(240)	$119
____________
(a)During both the three and nine months ended September 30, 2021, includes a net loss of $263 million due to the discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended September 30, 2021, transfers into Level 3 primarily consist of gas derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2020, transfers out of Level 3 primarily consist of gas, power and coal derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During both the three and nine months ended September 30, 2021, a net loss of $357 million was recognized in operating revenues due to the discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term. These amounts are reflected in commodity contracts derivative liabilities at September 30, 2021.

	September 30, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,106	$19	$62	$—	$4,187
Noncurrent assets	424	20	10	—	454
Current liabilities	(15)	—	(4,861)	(72)	(4,948)
Noncurrent liabilities	(29)	—	(659)	(208)	(896)
Net assets (liabilities)	$4,486	$39	$(5,448)	$(280)	$(1,203)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$665	$19	$64	$—	$748
Noncurrent assets	197	53	8	—	258
Current liabilities	(1)	—	(717)	(71)	(789)
Noncurrent liabilities	(3)	—	(288)	(333)	(624)
Net assets (liabilities)	$858	$72	$(933)	$(404)	$(407)

At September 30, 2021 and December 31, 2020, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commodity contracts (Operating revenues)	$(919)	$147	$(1,017)	$410
Commodity contracts (Fuel, purchased power costs and delivery fees)	333	18	448	(40)
Interest rate swaps (Interest expense and related charges)	(1)	(2)	53	(209)
Net gain (loss)	$(587)	$163	$(516)	$161

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2021				December 31, 2020
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$4,486	$(3,947)	$(49)	$490	$858	$(667)	$(11)	$180
Interest rate swaps	39	(39)	—	—	72	(72)	—	—
Total derivative assets	4,525	(3,986)	(49)	490	930	(739)	(11)	180
Derivative liabilities:
Commodity contracts	(5,448)	3,947	681	(820)	(933)	667	138	(128)
Interest rate swaps	(280)	39	—	(241)	(404)	72	—	(332)
Total derivative liabilities	(5,728)	3,986	681	(1,061)	(1,337)	739	138	(460)
Net amounts	$(1,203)	$—	$632	$(571)	$(407)	$—	$127	$(280)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,030	5,264	Million MMBtu
Electricity	437,475	438,863	GWh
Financial transmission rights (b)	210,432	217,350	GWh
Coal	32	20	Million U.S. tons
Fuel oil	106	176	Million gallons
Emissions	32	8	Million tons
Renewable energy certificates	31	18	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2021	December 31, 2020
Fair value of derivative contract liabilities (a)	$(1,706)	$(679)
Offsetting fair value under netting arrangements (b)	1,069	262
Cash collateral and letters of credit	52	35
Liquidity exposure	$(585)	$(382)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2021, total credit risk exposure to all counterparties related to derivative contracts totaled $4.754 billion (including associated accounts receivable). The net exposure to those counterparties totaled $603 million at September 30, 2021, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $51 million. At September 30, 2021, the credit risk exposure to the banking and financial sector represented 83% of the total credit risk exposure and 20% of the net exposure.

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

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (c)	Eliminations	Consolidated

Operating revenues (a):
September 30, 2021	$2,160	$843	$508	$90	$(122)	$—	$—	$(488)	$2,991
September 30, 2020	2,521	1,541	644	84	299	1	—	(1,538)	3,552
Depreciation and amortization (b):
September 30, 2021	$(53)	$(179)	$(164)	$(15)	$(40)	$—	$(17)	$—	$(468)
September 30, 2020	(67)	(107)	(181)	(5)	(22)	(11)	(17)	—	(410)
Operating income (loss):
September 30, 2021	$782	$(4)	$(228)	$(19)	$(380)	$(6)	$(26)	$—	$119
September 30, 2020	110	908	102	25	(370)	(65)	(34)	—	676
Net income (loss):
September 30, 2021	$779	$4	$(233)	$(18)	$(375)	$(6)	$(141)	$—	$10
September 30, 2020	109	908	100	29	(368)	(60)	(276)	—	442
Nine Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2021	$5,829	$1,458	$1,738	$171	$109	$—	$—	$(542)	$8,763
September 30, 2020	6,385	3,245	1,845	211	863	3	—	(3,633)	8,919
Depreciation and amortization (b):
September 30, 2021	$(160)	$(462)	$(553)	$(30)	$(99)	$—	$(51)	$—	$(1,355)
September 30, 2020	(229)	(340)	(540)	(14)	(101)	(12)	(48)	—	(1,284)
Operating income (loss):
September 30, 2021	$2,689	$(3,726)	$(321)	$(71)	$(851)	$(39)	$(82)	$—	$(2,401)
September 30, 2020	440	1,482	150	42	(475)	(95)	(101)	—	1,443
Net income (loss):
September 30, 2021	$2,677	$(3,651)	$(332)	$(62)	$(841)	$(20)	$235	$—	$(1,994)
September 30, 2020	433	1,484	119	49	(469)	(89)	(876)	—	651
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
September 30, 2021	$1	$214	$39	$7	$29	$—	$62	$—	$352
September 30, 2020	1	245	55	1	46	—	53	—	401
___________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2021	$(383)	$(697)	$(303)	$(46)	$(549)	$—	$—	$1,117	$(861)
September 30, 2020	(8)	79	23	5	(133)	—	—	321	$287
Nine Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2021	$(406)	$(2,354)	$(486)	$(135)	$(1,009)	$—	$—	$3,244	$(1,146)
September 30, 2020	(12)	462	9	4	(172)	—	—	127	$418
____________
(1)Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)See Note 1 for information related to an immaterial out-of-period adjustment to correct depreciation expense and accumulated depreciation related to prior periods. Substantially all of the understated depreciation expense for the years ended December 31, 2018, 2019 and 2020 relates to the Texas segment, and the overstated depreciation expense for the six month period ended June 30, 2021 relates entirely to the East segment.

(c)Income tax expense is not reflected in net income of the segments but is reflected entirely in Corporate and Other net income.

17.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the second quarter of 2021, we recognized an impairment loss of $38 million related to our Zimmer generation Facility in Ohio as a result of a significant decrease in the estimated useful life of the facilities, reflecting a decrease in the economic forecast of the facility and the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021. The impairments are reported in our Sunset segment and include a $33 million write-down of property, plant and equipment and a $5 million write-down of inventory.

In the third quarter of 2020, we recognized impairment losses of $173 million related to our Kincaid coal generation facility in Illinois and $99 million related to our Zimmer coal generation facility in Ohio, each as a result of a significant decrease in the estimated useful life of the facility, reflecting our recently announced plan to retire both facilities by the end of 2027 in response to the final CCR rule (see Notes 3 and 11). The impairment losses are reported in our Sunset segment and include a $260 million write-down of property, plant and equipment and a $12 million write-down of inventory.

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

In determining the fair value of the impaired assets, we equally weighted a market approach based on transactions of similar assets and an income approach discounting our projected cash flows through the respective plant retirement dates.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest paid/accrued	$124	$113	$354	$362
Unrealized mark-to-market net (gains) losses on interest rate swaps	(13)	(11)	(92)	181
Amortization of debt issuance costs, discounts and premiums	9	5	23	12
Debt extinguishment (gain) loss	—	(6)	1	(17)
Capitalized interest	(4)	(5)	(22)	(14)
Other	8	5	24	17
Total interest expense and related charges	$124	$101	$288	$541

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 3.89% and 3.88% at September 30, 2021 and 2020.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income:
Insurance settlement (a)	$9	$1	$74	$6
Gain on settlement of rail transportation disputes (b)	—	—	15	—
Sale of land (c)	1	6	2	6
Interest income	—	—	—	1
All other	6	1	17	6
Total other income	$16	$8	$108	$19
Other deductions:
Loss on disposal of investment in NELP (d)	$—	$—	$—	$29
All other	5	—	13	6
Total other deductions	$5	$—	$13	$35
____________
(a)For the three months ended September 30, 2021, $5 million reported in the Sunset segment and $4 million reported in the Texas segment. For the three months ended September 30, 2020, reported in the Texas segment. For the nine months ended September 30, 2021, $67 million reported in the Texas segment, $5 million reported in the Sunset segment and $2 million reported in the Corporate and Other non-segment. For the nine months ended September 30, 2020, $3 million reported in the Corporate and Other non-segment and $3 million reported in the Texas segment.
(b)Reported in the Asset Closure segment.
(c)For the three and nine months ended September 30, 2021, reported in the Asset Closure segment. For the three and nine months ended September 30, 2020, reported in the Texas segment.
(d)Reported in the East segment.

Restricted Cash

	September 30, 2021		December 31, 2020
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$22	$14	$19	$19
Total restricted cash	$22	$14	$19	$19

Trade Accounts Receivable

	September 30, 2021	December 31, 2020
Wholesale and retail trade accounts receivable	$1,588	$1,324
Allowance for uncollectible accounts	(59)	(45)
Trade accounts receivable — net	$1,529	$1,279

Gross trade accounts receivable at September 30, 2021 and December 31, 2020 included unbilled retail revenues of $460 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2021	2020
Allowance for uncollectible accounts receivable at beginning of period	$45	$42
Increase for bad debt expense	86	85
Decrease for account write-offs	(72)	(69)
Allowance for uncollectible accounts receivable at end of period	$59	$58

Inventories by Major Category

	September 30, 2021	December 31, 2020
Materials and supplies	$260	$260
Fuel stock	173	236
Natural gas in storage	38	19
Total inventories	$471	$515

Investments

	September 30, 2021	December 31, 2020
Nuclear plant decommissioning trust	$1,827	$1,674
Assets related to employee benefit plans	41	41
Land	44	44
Miscellaneous other	3	—
Total investments	$1,915	$1,759

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

	September 30, 2021	December 31, 2020
Debt securities (a)	$654	$618
Equity securities (b)	1,173	1,056
Total	$1,827	$1,674
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate 2.60% and 2.91% at September 30, 2021 and December 31, 2020, respectively, and an average maturity of nine years and ten years at September 30, 2021 and December 31, 2020, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at September 30, 2021 mature as follows: $246 million in one to five years, $194 million in five to 10 years and $214 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales of securities	$99	$67	$366	$291
Investments in securities	$(105)	$(73)	$(382)	$(307)

Property, Plant and Equipment

	September 30, 2021	December 31, 2020
Power generation and structures	$16,079	$15,222
Land	615	617
Office and other equipment	177	173
Total	16,871	16,012
Less accumulated depreciation	(4,556)	(3,614)
Net of accumulated depreciation	12,315	12,398
Finance lease right-of-use assets (net of accumulated depreciation)	175	182
Nuclear fuel (net of accumulated amortization of $153 million and $91 million)	191	207
Construction work in progress	419	712
Property, plant and equipment — net	$13,100	$13,499

Depreciation expenses totaled $398 million and $328 million for the three months ended September 30, 2021 and 2020, respectively, and $1.147 billion and $1.012 billion for nine months ended September 30, 2021 and 2020, respectively. See Note 1 for information related to an out-of-period adjustment due to an immaterial correction of prior periods.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets. As of September 30, 2021 and December 31, 2020, removal liabilities totaled $6 million and zero, respectively.

At September 30, 2021, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.623 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $204 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,585	$359	$492	$2,436	$1,320	$410	$508	$2,238
Additions:
Accretion	38	12	15	65	34	15	18	67
Adjustment for change in estimates	—	(16)	10	(6)	219	(10)	36	245
Reductions:
Payments	—	(48)	(11)	(59)	—	(48)	(34)	(82)
Liability at end of period	1,623	307	506	2,436	1,573	367	528	2,468
Less amounts due currently	—	(88)	(22)	(110)	—	(98)	(17)	(115)
Noncurrent liability at end of period	$1,623	$219	$484	$2,326	1,573	269	511	2,353

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2021	December 31, 2020
Retirement and other employee benefits	$296	$312
Winter Storm Uri impact (a)	670	—
Identifiable intangible liabilities (Note 5)	150	289
Regulatory liability	204	89
Finance lease liabilities	234	206
Uncertain tax positions, including accrued interest	13	12
Liability for third-party remediation	21	31
Accrued severance costs	40	54
Other accrued expenses	186	138
Total other noncurrent liabilities and deferred credits	$1,814	$1,131
____________
(a)Includes the allocation of ERCOT default uplift charges, accrual of Koch earn-out disputed amounts (see Note 11) and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

Fair Value of Debt

		September 30, 2021		December 31, 2020
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,556	$2,531	$2,579	$2,565
Vistra Operations Senior Notes	Level 2	7,877	8,241	6,634	7,204
Forward Capacity Agreements	Level 3	338	338	45	45
Equipment Financing Agreements	Level 3	97	97	59	59
Building Financing	Level 2	4	4	10	10
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$351	$406
Restricted cash included in current assets	22	19
Restricted cash included in noncurrent assets	14	19
Total cash, cash equivalents and restricted cash	$387	$444

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash payments related to:
Interest paid	$425	$468
Capitalized interest	(22)	(14)
Interest paid (net of capitalized interest)	$403	$454
Income taxes paid (refunds received) (a)	$44	$(11)
Noncash investing and financing activities:
Disposition of investment in NELP	$—	$123
Acquisition of investment in NJEA	$—	$90
____________
(a)For the nine months ended September 30, 2021 and 2020, we paid state income taxes of $46 million and $32 million, respectively, received federal tax refunds of zero and $37 million, respectively, and received state tax refunds of $2 million and $6 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2020 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and nine months ended September 30, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the nine months ended September 30, 2021 (see Note 1 to the Financial Statements). The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

The final amount of the storm impact is subject to legislative actions that may be taken, such as legislation passed in the Texas Legislature's 87th Session. Securitization bills SB 1580 and HB 1520 may impact the total amount of balances owed by electric cooperatives to the market. The PUCT is required to issue financing orders related to those bills that authorizes financing associated with this legislation to defaulting market participants. The potential impact of this legislation is subject to uncertainty as the final details associated with the securitization bills will be determined through the potential approval of the financing orders.

In September 2021, the PUCT approved a settlement agreement among ERCOT, PUCT staff and certain ERCOT market participants who are parties to the PUCT proceeding in which ERCOT has applied for an order to finance, administer and distribute to eligible ERCOT market participants the securitization provided for under Texas House Bill 4492 (HB 4492). HB 4492 authorizes ERCOT to securitize up to $2.1 billion of certain costs allocated by ERCOT to load-serving entities (LSEs) during Winter Storm Uri. HB 4492, and final terms related thereto, are subject to the final financing order issued in October 2021, together with ERCOT obtaining sufficient financing related thereto. Though the final allocations will be determined following the completion of an administrative process, including final determination of which LSEs will participate in or opt out of the program, we expect to receive approximately $500 million of proceeds.

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

The fundamentals of the Company remain strong. As described under Available Liquidity, the Company has total available liquidity of $2.071 billion as of September 30, 2021, consisting of cash on hand and available capacity under our Revolving Credit Facility. In addition, the maturities of our long-term debt are relatively modest until 2023. If the Company experienced a significant reduction in revenues or increases in costs or collateral requirements, such as a result of Winter Storm Uri, the Company believes it would have additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital or reducing capital expenditures, planned voluntary debt repayments or operating costs.

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

Investments in Clean Energy and CO2 Reductions

In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

In September 2020 and December 2020, we announced our intention to retire (a) all of our remaining coal generation facilities in Illinois and Ohio, (b) one coal generation facility in Texas and (c) two natural gas facilities in Illinois and Texas no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, and in July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022. See Note 3 to the Financial Statements for a summary of these planned generation retirements.

Moss Landing Phase I Outage

On September 4, 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. An initial review has found that only a small, single digit-percentage of batteries at the facility were impacted. The facility will be offline as the company continues to safely advance its root cause analysis and perform the work necessary to return the facility to service. We do not currently have an estimated return to service date for the facility. Moss Landing Phase II was not affected and remains operational. We do not expect the incident to have a material impact on our results of operations.

Mining Reclamation Award

On October 14, 2021, the Office of Surface Mining Reclamation and Enforcement (OSM) announced Luminant as a recipient of its 2021 Excellence in Surface Coal Mining Reclamation Award for the work done to reclaim and restore previously mined land at its Monticello-Winfield Mine. The award recognizes companies that achieve the most exemplary coal mine reclamation in the nation. Luminant has a long history of environmental stewardship, reclaiming land long before being required under federal or state law.

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

The COVID-19 pandemic has presented potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's nine months ended September 30, 2021 results of operations. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part I, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations in our 2020 Form 10-K.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 12 to the Financial Statements for more information about our dividend program.

Series A Preferred Stock Offering

On October 15, 2021, we issued of 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (discussed below). See Note 12 to the Financial Statements for more information concerning the Series A Preferred Stock.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2012. The Share Repurchase Program supersedes the $1.5 billion share repurchase program previously announced in September 2020 (Prior Share Repurchase Program). We intend to use the net proceeds from the Preferred Stock Offering to repurchase shares of our outstanding common stock. We expect to complete repurchases under the Share Repurchase Program by the end of 2022. See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program and the Prior Share Repurchase Program, including shares repurchased.

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

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at September 30, 2021 were as follows:

	2021	2022
Nuclear/Renewable/Coal Generation:
Texas	97%	85%
Sunset	100%	93%
Gas Generation:
Texas	89%	53%
East	98%	89%
West	100%	92%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2021.

	Balance 2021	2022
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$1	$18
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(1)	$(18)
Gas Generation: $1.00/MWh increase in spark spread	$1	$20
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(18)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(22)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$15
East:
Gas Generation: $1.00/MWh increase in spark spread	$—	$6
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(4)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$3
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Sunset:
Coal Generation: $2.50/MWh increase in power price	$—	$7
Coal Generation: $2.50/MWh decrease in power price	$—	$(5)

PJM Auction Results

In June 2021, Vistra reported its results from PJM's Reliability Pricing Model (RPM) auction results for planning year 2022-2023, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

	Clearing Price per MW-day	East Segment MW Cleared	Sunset Segment MW Cleared	Total MW Cleared
RTO zone	$50.00	2,967	—	2,967
ComEd zone	$68.96	1,255	649	1,904
DEOK zone	$71.69	99	870	969
MAAC zone	$95.79	548	—	548
EMAAC zone	$97.86	831	—	831
ATSI zone	$50.00	—	—	—
Total	$66.90	5,700	1,519	7,219

Our capacity sales in PJM, net of purchases, for planning year 2022-2023, are as follows:

	East Segment	Sunset Segment	Total
Total capacity sold, net (MW)	5,700	1,519	7,219
Average price per MW-day	$68.54	$70.52	$68.95

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2021	2020		2021	2020
Operating revenues	$2,991	$3,552	$(561)	$8,763	$8,919	$(156)
Fuel, purchased power costs and delivery fees	(1,763)	(1,469)	(294)	(7,827)	(3,832)	(3,995)
Operating costs	(372)	(457)	85	(1,173)	(1,249)	76
Depreciation and amortization	(468)	(410)	(58)	(1,355)	(1,284)	(71)
Selling, general and administrative expenses	(269)	(268)	(1)	(771)	(755)	(16)
Impairment of long-lived assets	—	(272)	272	(38)	(356)	318
Operating income (loss)	119	676	(557)	(2,401)	1,443	(3,844)
Other income	16	8	8	108	19	89
Other deductions	(5)	—	(5)	(13)	(35)	22
Interest expense and related charges	(124)	(101)	(23)	(288)	(541)	253
Impacts of Tax Receivable Agreement	35	58	(23)	31	44	(13)
Equity in earnings of unconsolidated investment	—	—	—	—	4	(4)
Income (loss) before income taxes	41	641	(600)	(2,563)	934	(3,497)
Income tax (expense) benefit	(31)	(199)	168	569	(283)	852
Net income (loss)	$10	$442	$(432)	$(1,994)	$651	$(2,645)

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,160	$843	$508	$90	$(122)	$—	$(488)	$2,991
Fuel, purchased power costs and delivery fees	(1,095)	(482)	(496)	(78)	(100)	—	488	(1,763)
Operating costs	(38)	(163)	(57)	(9)	(104)	(1)	—	(372)
Depreciation and amortization	(53)	(179)	(164)	(15)	(40)	—	(17)	(468)
Selling, general and administrative expenses	(192)	(23)	(19)	(7)	(14)	(5)	(9)	(269)
Operating income (loss)	782	(4)	(228)	(19)	(380)	(6)	(26)	119
Other income	1	7	—	—	7	1	—	16
Other deductions	—	(2)	—	—	(1)	—	(2)	(5)
Interest expense and related charges	(2)	3	(5)	1	(1)	(1)	(119)	(124)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	35	35
Income (loss) before income taxes	781	4	(233)	(18)	(375)	(6)	(112)	41
Income tax expense	(2)	—	—	—	—	—	(29)	(31)
Net income (loss)	$779	$4	$(233)	$(18)	$(375)	$(6)	$(141)	$10

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,521	$1,541	$644	$84	$299	$1	$(1,538)	$3,552
Fuel, purchased power costs and delivery fees	(2,119)	(328)	(295)	(38)	(227)	—	1,538	(1,469)
Operating costs	(35)	(180)	(54)	(8)	(133)	(47)	—	(457)
Depreciation and amortization	(67)	(107)	(181)	(5)	(22)	(11)	(17)	(410)
Selling, general and administrative expenses	(190)	(18)	(12)	(8)	(15)	(8)	(17)	(268)
Impairment of long-lived assets	—	—	—	—	(272)	—	—	(272)
Operating income (loss)	110	908	102	25	(370)	(65)	(34)	676
Other income	1	1	—	1	—	5	—	8
Other deductions	—	(3)	—	—	3	—	—	—
Interest expense and related charges	(2)	2	(2)	3	(1)	—	(101)	(101)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	58	58
Income (loss) before income taxes	109	908	100	29	(368)	(60)	(77)	641
Income tax expense	—	—	—	—	—	—	(199)	(199)
Net income (loss)	$109	$908	$100	$29	$(368)	$(60)	$(276)	$442

In the three months ended September 30, 2021, our operating segments delivered strong operating performance with a disciplined focus on cost management while generating and selling essential electricity in a safe and reliable manner during a period of mild weather. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce results in line with management's expectations.

Consolidated results decreased $557 million to operating income of $119 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The change in results is driven by $589 million in pre-tax unrealized losses on commodity hedging transactions in 2021 compared to $321 million in pre-tax unrealized gains on commodity heading transactions in 2020, partially offset by a $272 million impairment of long-lived assets related to our Kincaid and Zimmer generation facilities in 2020 (see Note 17 to the Financial Statements). Power, natural gas and coal forward market curves moved up during the three months ended September 30, 2021, driving these net pre-tax unrealized losses on commodity hedging transactions.

Depreciation expense for the three months ended September 30, 2021 includes a $45 million immaterial out-of-period adjustment to correct for the net understatement of depreciation expense related to prior periods. See Note 1 to the Financial Statements.

Interest expense and related charges increased $23 million to $124 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 driven by $11 million higher interest paid/accrued and a $6 million debt extinguishment gain in 2020. See Note 17 to the Financial Statements.

For the three months ended September 30, 2021 and 2020, the Impacts of the Tax Receivable Agreement totaled income of $35 million and $58 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended September 30, 2021, income tax expense totaled $31 million and the effective tax rate was 75.6%. For the three months ended September 30, 2020, income tax expense totaled $199 million and the effective tax rate was 31.0%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$5,829	$1,458	$1,738	$171	$109	$—	$(542)	$8,763
Fuel, purchased power costs and delivery fees	(2,345)	(4,133)	(1,269)	(164)	(458)	—	542	(7,827)
Operating costs	(96)	(527)	(181)	(26)	(323)	(19)	(1)	(1,173)
Depreciation and amortization	(160)	(462)	(553)	(30)	(99)	—	(51)	(1,355)
Selling, general and administrative expenses	(539)	(62)	(56)	(22)	(42)	(20)	(30)	(771)
Impairment of long-lived assets	—	—	—	—	(38)	—	—	(38)
Operating income (loss)	2,689	(3,726)	(321)	(71)	(851)	(39)	(82)	(2,401)
Other income	1	72	—	—	11	20	4	108
Other deductions	(4)	(7)	—	—	—	—	(2)	(13)
Interest expense and related charges	(7)	10	(11)	9	(1)	(1)	(287)	(288)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	31	31
Income (loss) before income taxes	2,679	(3,651)	(332)	(62)	(841)	(20)	(336)	(2,563)
Income tax (expense) benefit	(2)	—	—	—	—	—	571	569
Net income (loss)	$2,677	$(3,651)	$(332)	$(62)	$(841)	$(20)	$235	$(1,994)

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$6,385	$3,245	$1,845	$211	$863	$3	$(3,633)	$8,919
Fuel, purchased power costs and delivery fees	(5,133)	(805)	(897)	(115)	(515)	—	3,633	(3,832)
Operating costs	(94)	(560)	(192)	(22)	(314)	(66)	(1)	(1,249)
Depreciation and amortization	(229)	(340)	(540)	(14)	(101)	(12)	(48)	(1,284)
Selling, general and administrative expenses	(489)	(58)	(66)	(18)	(52)	(20)	(52)	(755)
Impairment of long-lived assets	—	—	—	—	(356)	—	—	(356)
Operating income (loss)	440	1,482	150	42	(475)	(95)	(101)	1,443
Other income	1	3	1	1	4	8	1	19
Other deductions	—	(7)	(30)	—	4	(2)	—	(35)
Interest expense and related charges	(8)	6	(6)	6	(2)	—	(537)	(541)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	44	44
Equity in earnings of unconsolidated investment	—	—	4	—	—	—	—	4
Income (loss) before income taxes	433	1,484	119	49	(469)	(89)	(593)	934
Income tax expense	—	—	—	—	—	—	(283)	(283)
Net income (loss)	$433	$1,484	$119	$49	$(469)	$(89)	$(876)	$651

Consolidated results decreased $3.844 billion to a net operating loss of $2.401 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change in results is driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs. Results were also adversely impacted by $771 million in pre-tax unrealized losses on commodity hedging transactions in 2021 compared to $444 million in pre-tax unrealized gains on commodity hedging transactions in 2020. Power, natural gas and coal forward market curves moved up during the nine months ended September 30, 2021, driving these net pre-tax unrealized losses on commodity hedging transactions.

Depreciation expense for the nine months ended September 30, 2021 includes an immaterial out-of-period adjustment to correct for the net understatement of depreciation expense related to prior periods. See Note 1 to the Financial Statements.

Interest expense and related charges decreased $253 million to $288 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 driven by $92 million in unrealized mark-to-market gains on interest rate swaps in 2021 compared to $181 million in unrealized mark-to-market losses on interest rate swaps in 2020. See Note 17 to the Financial Statements.

For the nine months ended September 30, 2021 and 2020, the Impacts of the Tax Receivable Agreement totaled income of $31 million and $44 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the nine months ended September 30, 2021, income tax benefit totaled $569 million and the effective tax rate was 22.2%. For the nine months ended September 30, 2020, income tax expense totaled $283 million and the effective tax rate was 30.3%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2021	2020		2021	2020
Net income (loss)	$10	$442	$(432)	$(1,994)	$651	$(2,645)
Income tax expense (benefit)	31	199	(168)	(569)	283	(852)
Interest expense and related charges (a)	124	101	23	288	541	(253)
Depreciation and amortization (b)	489	431	58	1,416	1,341	75
EBITDA before Adjustments	654	1,173	(519)	(859)	2,816	(3,675)
Unrealized net (gain) loss resulting from hedging transactions	589	(321)	910	771	(444)	1,215
Generation plant retirement expenses	5	43	(38)	19	43	(24)
Fresh start/purchase accounting impacts	(17)	—	(17)	(96)	34	(130)
Impacts of Tax Receivable Agreement	(35)	(58)	23	(31)	(44)	13
Non-cash compensation expenses	11	16	(5)	40	46	(6)
Transition and merger expenses	(2)	(2)	—	(17)	17	(34)
Impairment of long-lived assets	2	272	(270)	40	356	(316)
Loss on disposal of investment in NELP	—	—	—	—	29	(29)
COVID-19-related expenses (c)	1	3	(2)	6	18	(12)
Winter Storm Uri impact (d)	(33)	—	(33)	866	—	866
Other, net	(2)	11	(13)	5	14	(9)
Adjusted EBITDA	$1,173	$1,137	$36	$744	$2,885	$(2,141)
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $13 million and $11 million for the three months ended September 30, 2021 and 2020, respectively, and unrealized mark-to-market net gains on interest rate swaps of $92 million and unrealized mark-to-market net losses on interest rate swaps of $181 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $21 million and $20 million for the three months ended September 30, 2021 and 2020, respectively, and $61 million and $57 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)For the nine months ended September 30, 2021, includes the following amounts, which we believe are not reflective of our operating performance: $194 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $386 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $43 million), 2022 (approximately $185 million), 2023 (approximately $84 million), 2024 (approximately $18 million) and 2025 (approximately $8 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

Consistent with the Company's hedging practices to provide a more predictable financial performance over time, Adjusted EBITDA totaled $1.173 billion and $1.137 billion for the three months ended September 30, 2021 and 2020, respectively, despite significant moves in commodity prices during the period.

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$779	$4	$(233)	$(18)	$(375)	$(6)	$(141)	$10
Income tax expense	2	—	—	—	—	—	29	31
Interest expense and related charges (a)	2	(3)	5	(1)	1	1	119	124
Depreciation and amortization (b)	53	200	164	15	40	—	17	489
EBITDA before Adjustments	836	201	(64)	(4)	(334)	(5)	24	654
Unrealized net (gain) loss resulting from hedging transactions	(739)	654	254	39	381	—	—	589
Generation plant retirement expenses	—	—	—	—	4	—	1	5
Fresh start/purchase accounting impacts	(2)	(2)	—	—	(13)	—	—	(17)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(35)	(35)
Non-cash compensation expenses	—	—	—	—	—	—	11	11
Transition and merger expenses	(4)	—	—	—	—	—	2	(2)
Impairment of long lived assets	—	2	—	—	—	—	—	2
COVID-19-related expenses (c)	—	1	—	—	—	—	—	1
Winter Storm Uri impacts (d)	(31)	(2)	—	—	—	—	—	(33)
Other, net	5	4	3	1	(2)	1	(14)	(2)
Adjusted EBITDA	$65	$858	$193	$36	$36	$(4)	$(11)	$1,173
____________
(a)Includes $13 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $21 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri as the credits are applied to customer bills and a small reduction in ERCOT default uplift charges, partially offset by ongoing Winter Storm Uri related legal fees and other costs.

	Three Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$109	$908	$100	$29	$(368)	$(60)	$(276)	$442
Income tax expense	—	—				—	199	199
Interest expense and related charges (a)	2	(2)	2	(3)	1	—	101	101
Depreciation and amortization (b)	67	127	181	5	22	12	17	431
EBITDA before Adjustments	178	1,033	283	31	(345)	(48)	41	1,173
Unrealized net (gain) loss resulting from hedging transactions	(316)	(78)	(40)	(9)	122	—	—	(321)
Generation plant retirement expenses	—	—	—	—	43	—	—	43
Fresh start/purchase accounting impacts	(6)	—	6	—	—	—	—	—
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(58)	(58)
Non-cash compensation expenses	—	—	—	—	—	—	16	16
Transition and merger expenses	1	—	(5)	—	—	—	2	(2)
Impairment of long-lived assets	—	—	—	—	272	—	—	272
COVID-19-related expenses (c)	—	2	—	—	1	—	—	3
Other, net	3	15	1	1	—	2	(11)	11
Adjusted EBITDA	$(140)	$972	$245	$23	$93	$(46)	$(10)	$1,137

____________
(a)Includes $11 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $20 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,677	$(3,651)	$(332)	$(62)	$(841)	$(20)	$235	$(1,994)
Income tax expense (benefit)	2	—	—	—	—	—	(571)	(569)
Interest expense and related charges (a)	7	(10)	11	(9)	1	1	287	288
Depreciation and amortization (b)	160	523	553	30	99	—	51	1,416
EBITDA before Adjustments	2,846	(3,138)	232	(41)	(741)	(19)	2	(859)
Unrealized net (gain) loss resulting from hedging transactions	(2,840)	2,269	407	120	815	—	—	771
Generation plant retirement expenses	—	—	—	—	19	—	—	19
Fresh start/purchase accounting impacts	1	(3)	(74)	—	(20)	—	—	(96)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(31)	(31)
Non-cash compensation expenses	—	—	—	—	—	—	40	40
Transition and merger expenses	(2)	—	—	—	—	(15)	—	(17)
Impairment of long-lived assets	—	2	—	—	38	—	—	40
COVID-19-related expenses (c)	—	3	1	—	1	—	1	6
Winter Storm Uri impacts (d)	354	511	—	—	1	—	—	866
Other, net	17	6	7	2	2	2	(31)	5
Adjusted EBITDA	$376	$(350)	$573	$81	$115	$(32)	$(19)	$744
____________
(a)Includes $92 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $61 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes the following amounts, which we believe are not reflective of our operating performance: $194 million for allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols (net present value of $45 million applying a 4.25% discount rate); accrual of Koch earn-out disputed amounts of $286 million that the Company is contesting and does not believe should be paid; $386 million for future bill credits related to Winter Storm Uri as further described below and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are for the remainder of 2021 (approximately $43 million), 2022 (approximately $185 million), 2023 (approximately $84 million), 2024 (approximately $18 million) and 2025 (approximately $8 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Nine Months Ended September 30, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$433	$1,484	$119	$49	$(469)	$(89)	$(876)	$651
Income tax expense	—	—	—	—	—	—	283	283
Interest expense and related charges (a)	8	(6)	6	(6)	2	—	537	541
Depreciation and amortization (b)	229	397	540	14	101	12	48	1,341
EBITDA before Adjustments	670	1,875	665	57	(366)	(77)	(8)	2,816
Unrealized net (gain) loss resulting from hedging transactions	(114)	(449)	(37)	(1)	157	—	—	(444)
Generation plant retirement expenses	—	—	—	—	43	—	—	43
Fresh start/purchase accounting impacts	1	(4)	23	—	14	—	—	34
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(44)	(44)
Non-cash compensation expenses	—	—	—	—	—	—	46	46
Transition and merger expenses	8	1	1	—	—	(3)	10	17
Impairment of long-lived assets	—	—	—	—	356	—	—	356
Loss on disposal of investment in NELP	—	—	29	—	—	—	—	29
COVID-19-related expenses (c)	—	12	2	—	3	—	1	18
Other, net	7	17	8	3	2	2	(25)	14
Adjusted EBITDA	$572	$1,452	$691	$59	$209	$(78)	$(20)	$2,885
____________
(a)Includes $181 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $57 million in Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

Retail Segment — Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2021	2020		2021	2020
Operating revenues:
Revenues in ERCOT	$1,917	$1,839	$78	$4,521	$4,536	$(15)
Revenues in Northeast/Midwest	624	683	(59)	1,715	1,862	(147)
Amortization expense	2	7	(5)	(1)	(1)	—
Unrealized net losses on hedging activities (a)	(383)	(8)	(375)	(406)	(12)	(394)
Total operating revenues	2,160	2,521	(361)	5,829	6,385	(556)
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,607)	(1,859)	252	(3,784)	(3,761)	(23)
Unrealized net gains (losses) on hedging activities with affiliates	1,117	323	794	3,244	127	3,117
Unrealized net gains (losses) on hedging activities	5	1	4	2	(1)	3
Delivery fees	(595)	(570)	(25)	(1,472)	(1,446)	(26)
Other costs (b)	(15)	(14)	(1)	(335)	(52)	(283)
Total fuel, purchased power costs and delivery fees	(1,095)	(2,119)	1,024	(2,345)	(5,133)	2,788
Net income	$779	$109	$670	$2,677	$433	$2,244

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2021	2020		2021	2020
Adjusted EBITDA	$65	$(140)	$205	$376	$572	$(196)

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	17,732	16,573	1,159	44,215	41,547	2,668
Sales volumes in Northeast/Midwest	10,034	11,103	(1,069)	27,558	28,640	(1,082)
Total retail electricity sales volumes	27,766	27,676	90	71,773	70,187	1,586
Weather (North Texas average) - percent of normal (c):
Cooling degree days	91.2%	89.0%		86.9%	91.0%
Heating degree days	—%	—%		117.1%	88.0%
____________
(a)During both the three and nine months ended September 30, 2021, a net loss of $(357) million was recognized in operating revenues due to the discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)For the nine months ended September 30, 2021, includes $162 million of future bill credits to large commercial and industrial customers.
(c)Weather data is obtained from Weatherbank, Inc. For the three and nine months ended September 30, 2021, normal is defined as the average over the 10-year period from September 2011 to September 2020. For the three and nine months ended September 30, 2020, normal is defined as the average over the 10-year period from September 2010 to September 2019.

Net income increased by $670 million to $779 million and Adjusted EBITDA increased by $205 million to $65 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net income increased by $2.244 billion to $2.677 billion and Adjusted EBITDA decreased by $196 million to $376 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Three Months Ended September 30, 2021 Compared to 2020	Nine Months Ended September 30, 2021 Compared to 2020
Monetization of certain commercial positions	$30	$145
Winter Storm Uri, including bill credits	13	(551)
Higher margins	167	246
Other driven by higher SG&A	(5)	(36)
Change in Adjusted EBITDA	$205	$(196)
Favorable impact of higher unrealized net gains on hedging activities	423	2,726
Future bill credits and other costs related to Winter Storm Uri	31	(354)
Decrease in depreciation and amortization expenses	14	69
Change in transition and merger and other expenses	(3)	(1)
Change in net income	$670	$2,244

Generation — Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$462	$155	$411	$210	$134	$78	$265	$280
Capacity revenue from ISO/RTO	—	—	(13)	(25)	1	—	51	40
Sales to affiliates	1,078	1,307	413	436	1	1	113	116
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(17)	138	(56)	41	55	4	69	(41)
Unrealized net gains (losses) on hedging activities	(153)	129	225	67	(101)	1	(500)	(44)
Unrealized net (losses) on hedging activities with affiliates	(527)	(188)	(472)	(85)	—	—	(118)	(48)
Other revenues	—	—	—	—	—	—	(2)	(4)
Operating revenues	843	1,541	508	644	90	84	(122)	299
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(458)	(293)	(536)	(301)	(84)	(41)	(265)	(235)
Fuel for generation facilities and purchased power costs from affiliates	1	2	1	(4)	—	—	(1)	1
Unrealized gains (losses) from hedging activities	43	(1)	49	19	7	4	168	11
Unrealized net losses on hedging activities with affiliates	—	—	—	(2)	—	—	—	—
Ancillary and other costs	(68)	(36)	(10)	(7)	(1)	(1)	(2)	(4)
Fuel, purchased power costs and delivery fees	(482)	(328)	(496)	(295)	(78)	(38)	(100)	(227)
Net income (loss)	$4	$908	$(233)	$100	$(18)	$29	$(375)	$(368)
Adjusted EBITDA	$858	$972	$193	$245	$36	$23	$36	$93
Production volumes (GWh):
Natural gas facilities	9,597	10,722	14,760	16,248	1,635	1,347
Lignite and coal facilities	7,969	7,226					11,454	9,510
Nuclear facilities	5,254	5,270
Solar/Battery facilities	135	133			—
Capacity factors:
CCGT facilities	52.7%	58.7%	60.7%	66.4%	72.6%	59.7%
Lignite and coal facilities	93.7%	85.0%					71.2%	59.2%
Nuclear facilities	103.5%	103.8%
Weather - percent of normal (a):
Cooling degree days	92.4%	96.0%	101.3%	108.0%	94.5%	114.0%	109.6%	102.0%
Heating degree days	—%	—%	37.2%	144.0%	—%	—%	47.7%	98.0%
___________
(a)    Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$38.64	$24.87	PJM West Hub	$51.37	$28.35
			AEP Dayton Hub	$50.29	$28.44
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$4.27	$1.95	NYISO Zone C	$43.95	$23.09
			Massachusetts Hub	$52.69	$27.22
Average natural gas price (a):			Indiana Hub	$51.59	$29.84
TetcoM3 ($/MMBtu)	$3.75	$1.45	Northern Illinois Hub	$48.19	$25.80
Algonquin Citygates ($/MMBtu)	$3.86	$1.52
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)    Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

	Three Months Ended September 30, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(144)	$(44)	$14	$(49)
Winter Storm Uri impact	(3)	—	—	—
Favorable/(unfavorable) change in other operating costs	26	(6)	(1)	(11)
Favorable change in selling, general and administrative expenses	5	1	1	6
Other (a)	2	(3)	(1)	(3)
Change in Adjusted EBITDA	$(114)	$(52)	$13	$(57)
Favorable/(unfavorable) change in depreciation and amortization	(73)	17	(10)	(18)
Change in unrealized net losses on hedging activities	(732)	(294)	(48)	(259)
Impairment of long-lived assets	(2)	—	—	272
Generation plant retirement expenses	—	—	—	39
Fresh start/purchase accounting impacts	2	6	—	13
Transition and merger expenses	—	(5)	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	2	—	—	—
Other (including interest and COVID-19 related expenses)	13	(5)	(2)	3
Change in Net income (loss)	$(904)	$(333)	$(47)	$(7)
___________
(a)    For the three months ended September 30, 2021, includes insurance proceeds of $5 million in the Sunset segment and $4 million in the Texas segment.

The change in Texas segment results was driven by lower revenue net of fuel, unrealized hedging losses in current year versus unrealized hedging gains in prior year and higher depreciation expense.

The change in East segment results was driven by lower revenue net of fuel and unrealized hedging losses in current year versus unrealized hedging gains in prior year.

The change in West segment results was driven by unrealized hedging losses in current year versus unrealized hedging gains in prior year, partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by lower revenue net of fuel, higher operating costs and larger unrealized hedging losses in current year versus prior year.

Generation — Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$1,502	$598	$986	$582	$302	$204	$701	$641
Capacity revenue from ISO/RTO	—	—	(14)	(34)	1	—	133	124
Sales to affiliates	2,310	2,185	1,178	1,287	3	3	294	286
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(170)	74	(24)	138	44	(21)	15	(173)
Unrealized net gains (losses) on hedging activities	(31)	322	357	(10)	(179)	25	(752)	75
Unrealized net gains (losses) on hedging activities with affiliates	(2,153)	66	(819)	(119)	—	—	(272)	(74)
Other revenues	—	—	74	1	—	—	(10)	(16)
Operating revenues	1,458	3,245	1,738	1,845	171	211	109	863
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(2,439)	(695)	(1,321)	(888)	(176)	(110)	(644)	(527)
Fuel for generation facilities and purchased power costs from affiliates	(1)	5	—	(8)	—	—	(2)	2
Unrealized gains (losses) from hedging activities	85	(13)	79	28	15	(3)	194	15
Ancillary and other costs	(1,778)	(102)	(27)	(29)	(3)	(2)	(6)	(5)
Fuel, purchased power costs and delivery fees	(4,133)	(805)	(1,269)	(897)	(164)	(115)	(458)	(515)
Net income (loss)	$(3,651)	$1,484	$(332)	$119	$(62)	$49	$(841)	$(469)
Adjusted EBITDA	$(350)	$1,452	$573	$691	$81	$59	$115	$209
Production volumes (GWh):
Natural gas facilities	23,142	27,111	40,781	41,682	3,998	3,755
Lignite and coal facilities	19,441	18,717					28,582	20,696
Nuclear facilities	15,343	15,045
Solar/Battery facilities	357	341			3
Capacity factors:
CCGT facilities	43.1%	50.7%	56.7%	57.8%	59.8%	56.1%
Lignite and coal facilities	77.1%	74.2%					60.0%	43.4%
Nuclear facilities	101.8%	99.8%
Weather - percent of normal (a):
Cooling degree days	89.8%	98.0%	107.2%	106.0%	95.5%	126.0%	112.1%	103.0%
Heating degree days	122.9%	81.0%	95.3%	93.0%	108.2%	91.0%	94.4%	89.0%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$186.71	$20.25	PJM West Hub	$39.95	$23.91
			AEP Dayton Hub	$40.15	$24.06
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$3.52	$1.82	NYISO Zone C	$31.94	$19.26
			Massachusetts Hub	$46.96	$24.06
Average natural gas price (a):			Indiana Hub	$43.99	$26.23
TetcoM3 ($/MMBtu)	$3.11	$1.55	Northern Illinois Hub	$37.77	$22.12
Algonquin Citygates ($/MMBtu)	$3.93	$1.75
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(362)	$(160)	$31	$(88)
Winter Storm Uri impact	(1,551)	50	—	17
Favorable/(unfavorable) change in other operating costs	42	(9)	(5)	(33)
Change in selling, general and administrative expenses	68	5	(4)	17
Other (a)	1	(4)	—	(7)
Change in Adjusted EBITDA	$(1,802)	$(118)	$22	$(94)
Favorable/(unfavorable) change in depreciation and amortization	(126)	(13)	(16)	2
Change in unrealized net losses on hedging activities	(2,718)	(444)	(121)	(658)
Impairment of long-lived assets	(2)	—	—	318
Generation plant retirement expenses	—	—	—	24
Fresh start/purchase accounting impacts	(1)	97	—	34
Transition and merger expenses	1	1	—	—
Loss on disposal of investment in NELP	—	29	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	(511)	—	—	(1)
Other (including interest and COVID-19 related expenses)	24	(3)	4	3
Change in Net income (loss)	$(5,135)	$(451)	$(111)	$(372)
___________
(a)    For the nine months ended September 30, 2021, includes insurance proceeds of $67 million in the Texas segment and $5 million in the Sunset segment.

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri and unrealized hedging losses in current year versus unrealized hedging gains in prior year, partially offset by insurance proceeds received in 2021.

The change in East segment results was driven by lower revenue net of fuel, loss on disposal of equity method investment in NELP for 100% ownership of NJEA (see Note 17 to the Financial Statements) in 2020, and unrealized hedging losses in current year versus unrealized hedging gains in prior year.

The change in West segment results was driven by unrealized hedging losses in current year versus unrealized gains in prior year, partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by larger unrealized hedging losses in current year versus prior year and lower margins due to lower realized prices and higher operating costs, partially offset by higher impairment of long-lived assets and generation plant retirement expenses related to our Joppa/EEI, Kincaid and Zimmer coal generation facilities in 2020.

Asset Closure Segment — Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2021	2020		2021	2020
Operating revenues	$—	$1	$(1)	$—	$3	$(3)
Operating costs	(1)	(47)	46	$(19)	$(66)	$47
Depreciation and amortization	—	(11)	11	—	(12)	12
Selling, general and administrative expenses	(5)	(8)	3	(20)	(20)	—
Operating loss	(6)	(65)	59	(39)	(95)	56
Other income	1	5	(4)	20	8	12
Other deductions	—	—	—	—	(2)	2
Interest expense and related charges	(1)	—	(1)	(1)	—	(1)
Loss before income taxes	(6)	(60)	54	(20)	(89)	69
Net loss	$(6)	$(60)	$54	$(20)	$(89)	$69
Adjusted EBITDA	$(4)	$(46)	$42	$(32)	$(78)	$46

Operating costs for the three and nine months ended September 30, 2021 and 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The nine months ended September 30, 2021 includes a gain on the settlement of rail transportation disputes (see Note 17 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2021 and 2020. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $771 million in unrealized net losses and $444 million in unrealized net gains for the nine months ended September 30, 2021 and 2020, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2021	2020
Commodity contract net liability at beginning of period	$(75)	$(279)
Settlements/termination of positions (a)	(202)	74
Changes in fair value of positions in the portfolio (b)	(569)	370
Other activity (c)	(116)	7
Commodity contract net asset (liability) at end of period	$(962)	$172
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The nine months ended September 30, 2021 and 2020 include reversals of $1 million and $7 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius acquisition and Ambit acquisition. The nine months ended September 30, 2020 includes reversal of $1 million of previously recorded losses related to Vistra beginning balances. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at September 30, 2021, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at September 30, 2021
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(554)	$(85)	$1	$—	$(638)
Prices provided by other external sources	(13)	(90)	5	(2)	(100)
Prices based on models	(57)	2	(80)	(89)	(224)
Total	$(624)	$(173)	$(74)	$(91)	$(962)

FINANCIAL CONDITION

Operating Cash Flows

Cash used in operating activities totaled $493 million for the nine months ended September 30, 2021 compared to cash provided by operating activities of $2.350 billion for the nine months ended September 30, 2020. The unfavorable change of $2.843 billion was primarily driven by lower cash from operations due to Winter Storm Uri impacts and higher cash margin deposits posted with third-parties.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $196 million and $228 million for the nine months ended September 30, 2021 and 2020, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $843 million and $927 million for the nine months ended September 30, 2021 and 2020, respectively. Capital expenditures totaled $790 million and $838 million for the nine months ended September 30, 2021 and 2020, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2021	2020
Capital expenditures, including LTSA prepayments	$437	$439
Nuclear fuel purchases	$30	$69
Growth and development expenditures	$323	$330
Capital expenditures	$790	$838

Cash used in investing activities also reflected net purchases of environmental allowances of $145 million and $119 million for the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021 and 2020, we also received insurance proceeds of $74 million and $15 million, respectively.

Financing Cash Flows

Cash provided by financing activities totaled $1.279 billion in the nine months ended September 30, 2021 compared to cash used of $1.348 billion for the nine months ended September 30, 2020. The change was primarily driven by:

•the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021;
•redemption of $747 million principal amount of outstanding of Vistra unsecured senior notes in 2020;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in March 2021;
•net borrowings of $175 million under the accounts receivable financing facilities in 2021;
•net repayment of $350 million in short-term borrowings under the Revolving Credit Facility in 2020;
•repayment of $100 million of term loans under the Vistra Operations Credit Facility in March 2020;

partially offset by $175 million in cash paid for share repurchases in 2021.

Debt Activity

See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2021:

	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$351	$406	$(55)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,720	1,988	(268)
Vistra Operations — Alternate Letter of Credit Facility	—	5	(5)
Total available liquidity (a)	$2,071	$2,399	$(328)
____________
(a)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $328 million decrease in available liquidity for the nine months ended September 30, 2021 was primarily driven by cash used in operations, including higher cash margin deposits posted with third parties, $790 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), $175 million in cash paid for share repurchases, $219 million in dividends paid to stockholders and a $268 million increase in letters of credit outstanding under the Revolving Credit Facility, partially offset by cash received from the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021, $500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 and $175 million in net cash borrowings under the accounts receivable financing facilities.

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

At September 30, 2021, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$1.048 billion in cash has been posted with counterparties as compared to $257 million posted at December 31, 2020;
•$57 million in cash has been received from counterparties as compared to $33 million received at December 31, 2020;
•$1.316 billion in letters of credit have been posted with counterparties as compared to $878 million posted at December 31, 2020; and
•$27 million in letters of credit have been received from counterparties as compared to $18 million received at December 31, 2020.

See Collateral Support Obligations below for information related to collateral posted in accordance with PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's loss position in 2021 and use of NOL carryforwards. We expect to make approximately $31 million in state income tax payments, offset by $9 million in state tax refunds, and $2 million in TRA payments in the next 12 months.

For the nine months ended September 30, 2021, there were no federal income tax payments, $46 million in state income tax payments, $2 million in state income tax refunds and no TRA payments.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. Although the period ended September 30, 2021 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such date.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2021, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $384 million in the form of letters of credit, $20 million in the form of a surety bond and $1 million of cash at September 30, 2021 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.550 billion at September 30, 2021.

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

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Month-end average VaR	$474	$234
Month-end high VaR	$684	$361
Month-end low VaR	$280	$164

The increase in the month-end high VaR risk measure in 2021 is primarily driven by a larger net open position, higher forward prices and an increase in volatility compared to the prior year.

Interest Rate Risk

At September 30, 2021, the potential reduction of annual pre-tax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $7 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.829 billion at September 30, 2021.

At September 30, 2021, Retail segment credit exposure totaled approximately $1.155 billion of trade accounts receivable. Cash deposits and letters of credit held as collateral for these receivables totaled $60 million, resulting in a net exposure of approximately $1.095 billion. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At September 30, 2021, aggregate Texas, East and Sunset segments credit exposure totaled $674 million including $523 million related to derivative assets and $151 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East and Sunset segments exposure was $619 million, the majority of which is with investment grade customers as seen in the following table that presents the distribution of credit exposure at September 30, 2021. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$379	$46	$333
Below investment grade or no rating	295	9	286
Totals	$674	$55	$619

At September 30, 2021, we had no concentration (i.e., 10% or greater) of credit exposure with any counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at September 30, 2021. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2020 Form 10-K, except as set forth below.

Holders of our preferred stock may have interests and rights that are different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 100,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. As of October 15, 2021 (Initial Issuance Date), 1,000,000 shares of Series A Preferred Stock are issued and outstanding. The Series A Preferred Stock represents a perpetual equity interest in the Company and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date; provided, the Company may redeem the Series A Preferred Stock at the specified times (or upon certain specified events) at the applicable redemption price set forth in the certificate of designation of the Series A Preferred Stock (Certificate of Designation). The Series A Preferred Stock is not convertible into or exchangeable for any other securities of the Company. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $1,000 plus accrued and unpaid dividends thereon, if any.

Unless we have received the affirmative vote or consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock, voting as a separate class, we may not adopt any amendment to our certificate of incorporation (including the Certificate of Designation) that would have a material adverse effect on the powers, preferences, duties, or special rights of the Series A Preferred Stock, subject to certain exceptions. In addition, unless we have received the affirmative vote or consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock, voting as a class together with the holders of any parity securities upon which like voting rights have been conferred and are exercisable, we may not: (i) create or issue any senior securities, (ii) create or issue any parity securities (including any additional Series A Preferred Stock) if the cumulative dividends payable on the outstanding Series A Preferred Stock (or parity securities, if applicable) are in arrears; (iii) create or issue any additional Series A Preferred Stock or any parity securities with an aggregate liquidation preference, together with the issued and outstanding Series A Preferred Stock and any parity securities that are then outstanding, of greater than $2.5 billion, and (iv) engage in any Transaction that results in a Covered Disposition (as such terms are defined in the Certificate of Designation).

In addition, holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our Board, semi-annual cash dividends on the Series A Preferred Stock, which are cumulative from the Initial Issuance Date and payable in arrears, and unless full cumulative dividends have been or contemporaneously are being paid or declared on the Series A Preferred Stock, we may not (i) declare or pay any dividends on any junior securities, including our common stock, or (ii) redeem or repurchase any parity securities or junior securities, subject to limited exceptions set forth in the Certificate of Designation. The holders of Series A Preferred Stock (along with any parity securities then outstanding with similar rights) are also entitled to elect two additional directors in the event any dividends on Series A Preferred Stock are in arrears for three or more semi-annual dividend periods (whether or not consecutive), and such directors may have competing and different interests to those elected by our common stockholders. The dividend rate for the Series A Preferred Stock from and including the Initial Issuance Date until October 15, 2026 (First Reset Date) will be 8.0% per annum of the $1,000 liquidation preference per share of Series A Preferred Stock. On and after the First Reset Date, the dividend rate on the Series A Preferred Stock for each subsequent five-year period (each, a Reset Period) will be adjusted based upon the applicable Treasury rate, plus a spread of 6.93% per annum; provided that the applicable Treasury rate for each Reset Period will not be lower than 1.07%. In the event that the Company does not exercise its option to redeem all the shares of Series A Preferred Stock within 120 days after the first date on which a Change of Control Trigger Event (as defined in the Certificate of Designation) occurs, the then-applicable dividend rate for the Series A Preferred Stock will be increased by 5.00%.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program
July 1 - July 31, 2021	—	$—	—
August 1 - August 31, 2021	—	$—	—
September 1 - September 30, 2021	—	$—	—
For the quarter ended September 30, 2021	—	$—	—

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. The Share Repurchase Program supersedes the $1.5 billion share repurchase program previously announced in September 2020, which had $1.325 billion of remaining authorization as of September 30, 2021. As an initial step in our broader capital allocation plan, we intend to use the net proceeds from our October 2021 preferred stock offering to repurchase shares of our outstanding common stock. We expect to complete repurchases under the Share Repurchase Program by the end of 2022.

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

Item 5.OTHER INFORMATION

None.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2020) (filed February 23, 2021)	3.3	—	Restated Bylaws of Vistra Corp., effective February 23, 2021

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed July 15, 2021)	4.1	—
Tenth Amendment to Receivables Purchase Agreement, dated as of July 9, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.2	**		—
Eleventh Amendment to Receivables Purchase Agreement, dated as of July 16, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.3	**		—	Seventh Supplemental Indenture for the 5.500% Senior Notes due 2026, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.4	**		—	Seventh Supplemental Indenture for the 5.625% Senior Notes due 2026, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.5	**		—	Seventh Supplemental Indenture for the 5.000% Senior Notes due 2027, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.6	**		—
Ninth Supplemental Indenture for the 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.7	**		—
First Supplemental Indenture for the 4.375% Senior Notes due 2029, dated July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed July 15, 2021)	10.1	—
Amendment No. 1 to Master Framework Agreement, dated as of July 9, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.2	**		—
Amendment No. 2 to Master Framework Agreement, dated as of August 3, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.3	**		—	Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2021, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.4	0001-38086 Form 8-K (filed October 15, 2021)	10.1	—	Purchase Agreement, dated October 12, 2021, by and between Vistra Corp. and Goldman Sachs & Co. LLC

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibits	Previously Filed With File Number*	As Exhibit

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: November 5, 2021