Form 10-K
period 2021-12-31
Vistra Corp.
filed 2022-02-25
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the aggregate market value of the Vistra Corp. common stock held by non-affiliates of the registrant was $8,921,038,713 based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2022, there were 448,803,986 shares of common stock, par value $0.01, outstanding of Vistra Corp.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2022 annual meeting of stockholders are incorporated in Part III of this annual report on Form 10-K.

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
i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2020 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021
Ambit or Ambit Energy	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Cases in the U.S. Bankruptcy Court for the District of Delaware (Bankruptcy Court) concerning voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (Bankruptcy Code) filed on April 29, 2014 (Petition Date) by Energy Future Holdings Corp. (EFH Corp.) and the majority of its direct and indirect subsidiaries, including Energy Future Intermediate Holding Company LLC, Energy Future Competitive Holdings Company LLC and TCEH but excluding Oncor Electric Delivery Holdings Company LLC and its direct and indirect subsidiaries (Debtors). On the Effective Date, subsidiaries of TCEH that were Debtors in the Chapter 11 Cases (TCEH Debtors), along with certain other Debtors that became subsidiaries of Vistra on that date (Contributed EFH Debtors) emerged from the Chapter 11 Cases.
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
CT	combustion turbine
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date the TCEH Debtors and the Contributed EFH Debtors completed their reorganization under the Bankruptcy Code and emerged from the Chapter 11 Cases
Emergence	emergence of the TCEH Debtors and the Contributed EFH Debtors from the Chapter 11 Cases as subsidiaries of a newly formed company, Vistra, on the Effective Date
ESG	environmental, social and governance
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc. (a credit rating agency)
FTC	Federal Trade Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers

ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
kW	kilowatt
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Agreement	the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Merger Agreement
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
NYSE	New York Stock Exchange
Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and formerly an indirect subsidiary of EFH Corp., that is engaged in regulated electricity transmission and distribution activities
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC

Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the Debtors in August 2016 and confirmed by the Bankruptcy Court in August 2016 solely with respect to the TCEH Debtors and the Contributed EFH Debtors
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the Spin-Off, the contribution of certain of the assets of the Predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Preferred Stock	Vistra's Series A Preferred Stock and Series B Preferred Stock
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general and administrative
SO2	sulfur dioxide
Spin-Off	the tax-free spin-off from EFH Corp. executed pursuant to the Plan of Reorganization on the Effective Date by the TCEH Debtors and the Contributed EFH Debtors
ST	steam turbine
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCJA	The Tax Cuts and Jobs Act of 2017, federal income tax legislation enacted in December 2017, which significantly changed the tax laws applicable to business entities
TCEH or Predecessor	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of the TCEH Debtors whose major subsidiaries included Luminant and TXU Energy
TCEH Debtors	the subsidiaries of TCEH that were Debtors in the Chapter 11 Cases
TCEQ	Texas Commission on Environmental Quality
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

Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 11 to the Financial Statements)
Vistra Zero	Vistra Zero LLC

v

PART I

Item 1.BUSINESS

References in this report to "we," "our," "us" and "the Company" are to Vistra and/or its subsidiaries, as apparent in the context. See Glossary for defined terms.

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy activities including electricity generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users. We incorporated under Delaware law in 2016. Effective July 2, 2020, we changed our name from Vistra Energy Corp. to Vistra Corp. to distinguish from companies that are involved in exploring for, producing, refining, or transporting fossil fuels (many of which use "energy" in their names) and to better reflect our integrated business model, which combines a retail electricity and natural gas business focused on serving its customers with new and innovative products and services and an electric power generation business leading the clean power transition through our Vistra Zero portfolio while powering the communities we serve with safe, reliable and affordable power.

We serve approximately 4.3 million customers and operate in 20 states and the District of Columbia. Our generation fleet totals approximately 38,700 MW of generation capacity with a portfolio of natural gas, nuclear, coal, solar and battery energy storage facilities.

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Market Discussion below and Note 20 to the Financial Statements for further information concerning our reportable segments, including an update of our reportable segments in the third quarter of 2020.

Business Strategy

Vistra is a leader in the clean power transition. With a strong zero-carbon generation portfolio and a deliberate and responsible strategy to decarbonize, the company is focused on delivering healthy returns and value for all stakeholders. Our business strategy is focused on the following areas:

•Growth and transformation. Vistra's strategy is to responsibly and reliably grow our business through economically attractive investments in retail, renewable, and energy storage assets that assist in reducing our carbon footprint and create a more sustainable and resilient company well positioned to generate stable long-term value for all of our stakeholders. Since 2010, Vistra has retired more than 12,000 MW of coal and gas power plants resulting in a 45% reduction of greenhouse gas (GHG emissions), a 45% reduction in carbon dioxide (CO2) emissions, a 55% reduction in nitrogen oxide (NOX) emissions, and a 75% reduction in sulfur dioxide (SO2) emissions through year-end 2020, compared to a 2010 baseline. Now, we are transforming our generation portfolio through investments in zero-carbon resources and new carbon-reducing technologies, targeting net-zero carbon emissions by 2050. By year-end 2026, our Vistra Zero portfolio is expected to grow to 7,300 MW of zero-carbon generation, including solar, energy storage and our Comanche Peak nuclear power plant. Additionally, we have announced the retirement of approximately 7,500 MW of coal-fueled power plants by 2027, with plans to repurpose feasible sites to solar and energy storage developments. Repurposed sites provide a strategic advantage in the development of greener power due to the interconnection infrastructure already available, but additionally, and importantly, they allow us to continue supporting the local communities and our employees in those areas. We believe our diversified asset mix will support the reliability of the electric system while providing customers with cost-effective energy that meets their sustainable preferences throughout the clean power transition. Our growth strategy leverages our core capabilities of multi-channel retail marketing in large and competitive markets, operating large-scale, environmentally sensitive, and diverse assets across a variety of fuel technologies, fuel logistics and management, commodity risk management, cost control, and energy infrastructure investing. To advance our sustainability and energy transition initiatives, in December 2021, we adopted our Green Finance Framework, pursuant to which we issued $1.0 billion of Series B Preferred Stock to finance or refinance, in whole or in part, new or existing eligible green projects. We intend to opportunistically evaluate the acquisition and development of high-quality generation and storage assets and power-related businesses, including renewable energy and battery storage assets as well as retail businesses, that complement our core capabilities and align with our operational, financial and sustainability goals. We pride ourselves on our deliberate and responsible approach to grow and transform, considering impacts on all stakeholders. We make disciplined investments that are consistent with our focus on maintaining both a strong balance sheet and strong liquidity profile and our commitment to ensuring grid reliability, affordable power, and pursuit of a just transition away from carbon-emitting generation assets for the communities in which we operate and serve. As a result, consistent with our disciplined capital allocation approval process, the growth opportunities we pursue must have compelling economic value and align with or enhance our purpose and core principles.

•Disciplined capital allocation. Vistra takes a disciplined approach to capital allocation in support of our commitment to maintain a strong balance sheet. We thoughtfully make capital allocation decisions that we believe will lead to attractive cash returns on investment, including returning capital to our stockholders through quarterly dividends and our share repurchase program as reflected in our current plans to return up to $7.5 billion in capital to common shareholders and reduce up to $3 billion in debt (exclusive of potential limited recourse project financing) through 2026. In addition to our dedicated approach to returning value to all stakeholders, we invest prudently in the maintenance of our existing assets and potential growth acquisitions. A strong balance sheet ensures Vistra's interest expense is manageable in a variety of wholesale power price environments while giving Vistra access to flexible and diverse sources of liquidity needed to make prudent capital investment decisions. We believe in cost discipline and strong commercial management of our assets and commodity positions to deliver long-term value to our stakeholders, to maintain the safety and reliability of our facilities, all while accelerating growth in our Vistra Zero portfolio pipeline with cost-efficient capital and investment in new technologies when economic, including solar assets and energy storage systems, resulting in a continued modernization of Vistra's generation fleet.

•Integrated business model. Our integrated business model is an important component of our business strategy. This element of our business provides long-term sustainable solutions enabled by our diversified portfolio. This key factor distinguishes us from our electricity competitors by pairing our reliable and efficient mining, diversified generation fleet and wholesale commodity risk management capabilities with our retail platform. Coupling retail with generation is a core competitive advantage that reduces the effects of commodity price movements and contributes to stable earnings and predictable cash flow, a crucial feature of the strategy as Vistra responsibly grows its renewables portfolio and winds down its carbon-emitting assets.

•Superior customer service. Through our retail brands, including TXU Energy, Ambit Energy, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric, we serve the retail electricity and natural gas needs of end-use residential, small business, commercial and industrial electricity customers through multiple sales and marketing channels. In addition to benefitting from our integrated business model, we leverage our brands, our commitment to a safe, reliable and affordable product offering, the backstop of the electricity generated by our generation fleet, our wholesale commodity risk management operations and our strong customer service to differentiate our products and solutions from our competitors. We strive to be at the forefront of innovation with new environmentally-conscious and sustainable-focused product offerings and customer experiences to reinforce our value proposition. We maintain a focus on solutions that provide our customers with choice, convenience and control over how and when they use electricity and related services, including TXU Energy's Free Nights and Solar Days residential plans, MyEnergy DashboardSM, TXU Energy's iThermostat product and mobile solution, the TXU Energy Rewards program, the TXU Energy Green UpSM renewable energy credit program and a diverse set of solar options. Our focus on superior customer service guides our efforts in acquiring new residential and commercial customers, serving and retaining existing customers, and maintaining valuable sales channels for our electricity generation resources. We believe our dependable customer service, innovative products and trusted brands will result in high residential customer retention rates, particularly in Texas where our TXU Energy brand has maintained its residential customers in a highly competitive retail market.

•Excellence in operations while maintaining an efficient cost structure. We believe delivering long-term stakeholder value is increased as a result of making disciplined investments that enable our generation facilities to operate not only effectively and efficiently, but also safely, reliably and in an environmentally compliant manner as we lead in the clean power transition through the acceleration of our renewables portfolio. We believe that an ongoing focus on operational excellence and safety is a key component to success in a highly competitive environment and is part of the unique value proposition of our integrated model. Additionally, we are committed to optimizing our cost structure, reducing our debt levels, and implementing enterprise-wide process and operating improvements without compromising the safety of our communities, customers and employees. We believe we have a highly effective and efficient cost structure and that our cost structure supports excellence in our operations and is instrumental in our long-term value proposition.

•Integrated hedging and commercial management. Our commercial team is focused on effectively and efficiently managing risk, through opportunistic hedging, and optimizing our assets and business positions. We proactively manage our exposure to wholesale electricity prices and fuel costs in markets in which we operate, on an integrated basis, through contracts for physical delivery of electricity, exchange-traded and over-the-counter financial contracts, term, day-ahead and real-time market transactions, and bilateral contracts with other wholesale market participants, including other power generators and end-user electricity customers. We actively hedge near-term cash flows and optimize long-term value through hedging and forward sales contracts. We believe our integrated hedging and commercial management strategy, in combination with a strong balance sheet and attractive liquidity profile, will provide long-term advantages through cycles of higher and lower commodity prices.

•Corporate responsibility and ESG initiatives. It is our purpose to light up people's lives and power a better way forward. We strive to be a good corporate citizen by investing in our employees, putting customers and suppliers first, and improving communities where we live, work and serve as we accelerate toward a clean energy future. Vistra and its employees are actively engaged in programs intended to support our customers and strengthen the communities in which we conduct operations. Our foremost giving initiatives are through the United Way, TXU Energy Aid and Ambit Cares campaigns. TXU Energy Aid serves as an integral resource for social service agencies that assist those in need across Texas pay their electricity bills. Ambit Cares partners with Feeding America® to assist those in need across the U.S. by fighting hunger through a network of food banks. Beyond these giving initiatives, Vistra embeds ESG and considers all stakeholders – customers, suppliers, local communities, employees, contractors, investors and the environment, among others – into all of our decisions, processes and activities. The Board has ultimate oversight of all our ESG initiatives and ensures these considerations are embedded at every level of our company. We know that prioritizing our stakeholders leads to higher customer satisfaction, more community involvement and support, and committed employees and suppliers, which in turn, leads to a more sustainable company. Our ESG initiatives complement our business strategy and strengthen our resiliency. For instance, our investment in and growth of Vistra Zero supports our long-term goal to achieve net-zero carbon emissions by 2050. We stay informed of evolving ESG standards and remain committed to provide specific and measurable ESG goals and initiatives in a transparent manner.

Recent Developments

Dividend Declarations — In February 2022, the Board declared a quarterly dividend of $0.17 per share of common stock that will be paid in March 2022 and a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in April 2022.

Green Finance Framework — In December 2021, we announced the publication of our Green Finance Framework, which allows us to issue green financial instruments to fund new or existing projects that support renewable energy and energy efficiency with alignment to our ESG initiatives. See below and Note 14 to the Financial Statements for more information concerning the Series B Preferred Stock, which was issued in December 2021 under the Green Finance Framework.

Series A Preferred Stock Offering — On October 15, 2021, we issued 1,000,000 shares of Series A Preferred Stock in a private offering (Series A Offering). The net proceeds of the Series A Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Series A Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program. See Note 14 to the Financial Statements for more information concerning the Series A Preferred Stock and our Share Repurchase Program.

Series B Preferred Stock Offering — On December 10, 2021, we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering) under our Green Finance Framework. The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments. See Note 14 to the Financial Statements for more information concerning the Series B Preferred Stock.

Commodity-Linked Revolving Credit Facility — On February 4, 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes. See Note 11 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Market Discussion

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. The following is a summary of our segments:

•The Retail segment represents Vistra's retail sales of electricity and natural gas to residential, commercial and industrial customers.
•The Texas segment represents Vistra's electricity generation operations in ERCOT, other than assets that are now part of the Sunset or Asset Closure segments, respectively.
•The East segment represents Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, respectively, and includes operations in PJM, ISO-NE and NYISO.
•The West segment represents Vistra's electricity generation operations in CAISO. As reflected by the Moss Landing and Oakland ESS projects (see Note 3 to the Financial Statements), the Company expects to expand its operations in the West segment.
•The Sunset segment represents plants with announced retirement plans that were previously reported in the ERCOT, PJM and MISO segments. Given recent and expected future retirements of certain power plants, management believes it is important to have a segment which differentiates between operating plants with defined retirement plans and operating plants without defined retirement plans.
•The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines.

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

Retail Markets

The Retail segment is engaged in retail sales of electricity, natural gas and related services to approximately 4.3 million customers. Substantially all of these activities are conducted by TXU Energy, Ambit Energy, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric across 19 U.S. states and the District of Columbia.

The largest portion of our retail operations are in Texas, where we provide retail electricity to approximately 2.4 million customers in ERCOT. We are an active participant in the competitive ERCOT retail market and continue to be a market leader, which we believe is driven by, among other things, strong brands, innovative products and services and excellent customer service. As of December 31, 2021, we provided electricity to approximately 30% of the residential customers in ERCOT and for approximately 15% of business customers' demand. We believe that we have differentiated ourselves by providing a distinctive customer experience predicated on delivering reliable and innovative power products and solutions to our customers, which give our customers choice, convenience and control over how and when they use electricity and related services. Our retail business also offers a comprehensive suite of green products and services, including 100% wind and solar options, as well as thermostats, dashboards and other programs designed to encourage reduced consumption and increased energy efficiency.

Our integrated power generation and wholesale operation allows us to efficiently obtain the electricity needed to serve our customers at the lowest cost. The integrated model enables us to structure products and contracts in a way that offers significant value compared to stand-alone retail electric providers. Additionally, our wholesale commodity risk management operations help protect our retail business from power price volatility by allowing us to bypass bid-ask spread in the market (particularly for illiquid products and time periods) and achieve lower collateral costs for our retail business as compared to other, non-integrated retail electric providers. Moreover, our retail business reduces, to some extent, the exposure of our wholesale generation business to wholesale power price volatility. This is because the retail load requirements of our retail operations provide a natural offset to the length of Luminant's generation portfolio thereby reducing the exposure to wholesale power price volatility as compared to a non-integrated independent power producer.

Outside of ERCOT, we also serve residential, municipal, commercial and industrial customers substantially through our Homefield Energy, Dynegy Energy Services, Public Power, U.S. Gas & Electric and Ambit Energy retail businesses, through which we provide retail electricity, natural gas and related services to approximately 1.9 million customers in 18 states and the District of Columbia.

Texas Segment

Our Texas segment is comprised of 18 power generation facilities totaling 17,623 MW of generation capacity in ERCOT. We also operate a 10 MW battery ESS at our Upton 2 solar facility.

ISO/RTO	Technology	Primary Fuel	Number of Facilities	Net Capacity (MW)
ERCOT	CCGT	Natural Gas	7	7,838
ERCOT	ST	Coal	2	3,850
ERCOT	CT or ST	Natural Gas	7	3,455
ERCOT	Nuclear	Nuclear	1	2,300
ERCOT	Solar/Battery	Renewable	1	180
Total Texas Segment			18	17,623

We plan to develop up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas with estimated commercial operation dates between first quarter of 2022 to fourth quarter of 2023. See Note 3 to the Financial Statements for a summary of our solar and battery energy storage projects.

ERCOT — ERCOT is an ISO that manages the flow of electricity from approximately 86,000 MW of summer peak generation capacity to approximately 26 million Texas customers, representing approximately 90% of the state's electric load.

As an energy-only market, ERCOT's market design is distinct from other competitive electricity markets in the U.S. Other markets maintain a minimum planning reserve margin through regulated planning, resource adequacy requirements and/or capacity markets. In contrast, ERCOT's resource adequacy is predominately dependent on energy-market price signals. In 2014, ERCOT implemented the Operating Reserve Demand Curve (ORDC), pursuant to which wholesale electricity prices in the real-time electricity market increase automatically as available operating reserves decrease below defined threshold levels, creating a price adder. The slope of the ORDC curve is determined through a mathematical loss of load probability calculation using forecasted reserves and historical data. In both March 2019 and March 2020, ERCOT implemented 0.25 standard deviation shifts in the loss of load probability calculation and moved to using a single blended ORDC curve; these changes resulted in a more rapid escalation in power prices as operating reserves fall below defined thresholds. Effective January 1, 2022, when operating reserves drop to 3,000 MW or less, the ORDC automatically adjusts power prices to the established value of lost load (VOLL), which is set at $5,000/MWh which is equal to the high system-wide offer cap. ERCOT also calculates the "peaker net margin" based on revenues a hypothetical unhedged peaking unit would collect in the market. If the peaker net margin exceeds a certain threshold, the system-wide offer cap is reduced to the low system-wide offer cap of $2,000/MWh for the remainder of the calendar year. The peaker net margin exceeded the threshold for the first time during Winter Storm Uri, and as a result the low system-wide offer cap was in place for the balance of 2021. Historically, high demand due to elevated temperatures in the summer months or high demand due to reduced temperatures in the winter months, combined with underperformance of wind generation, has created the conditions during which the ORDC contributes meaningfully to power prices. Extreme weather conditions can also lead to scarcity conditions regardless of season. Other than during periods of "scarcity pricing," the price of power is typically set by natural gas-fueled generation facilities (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Operational Risks and Challenges).

Transactions in ERCOT take place in two key markets: the day-ahead market and the real-time market. The day-ahead market is a voluntary, financial electricity market conducted the day before each operating day in which generators and purchasers of electricity may bid for one or more hours of electricity supply or consumption. The real-time market is a physical market in which electricity is dispatched and priced in five-minute intervals. The day-ahead market provides market participants with visibility into where prices are expected to clear, and the prices are not impacted by subsequent events. Conversely, the real-time market exposes purchasers to the risk of transient operational events and price spikes. These two markets allow market participants to manage their risk profile by adjusting their participation in each market. In addition, ERCOT uses ancillary services to maintain system reliability, including regulation service, responsive reserve service and non-spinning reserve service. Ancillary services are provided by generators to help maintain the stable voltage and frequency requirements of the transmission system. Because ERCOT has one of the highest concentrations of wind and solar capacity generation among U.S. markets, the ERCOT market is more susceptible to fluctuations in wholesale electricity supply due to intermittent wind and solar production, making ERCOT more vulnerable to periods of generation scarcity. Beginning in July 2021, ERCOT has increased its ancillary service procurement volumes to maintain a more conservative level of operating reserves.

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

We plan to develop up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois with estimated commercial operation dates for these facilities ranging from 2023 to 2025. See Note 3 to the Financial Statements for a summary of our solar and battery energy storage projects.

PJM — PJM is an RTO that manages the flow of electricity from approximately 180,000 MW of generation capacity to approximately 65 million customers in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

Like ERCOT, PJM administers markets for wholesale electricity and provides transmission planning for the region, utilizing a locational marginal pricing (LMP) methodology which calculates a price for every generator and load point within PJM. PJM operates day-ahead and real-time markets into which generators can bid to provide energy and ancillary services. PJM also administers a forward capacity auction, the Reliability Pricing Model (RPM), which establishes a long-term market for capacity. We have participated in RPM auctions for years up to and including PJM's planning year 2022-2023, which ends May 31, 2023. Due to a FERC order issued in December 2021, PJM's RPM auction for planning year 2023-2024 will be delayed and is expected to be run in the summer of 2022. We also enter into bilateral capacity transactions. PJM's Capacity Performance (CP) rules were designed to improve system reliability and include penalties for under-performing units and reward for over-performing units during shortage events. Full transition of the capacity market to CP rules occurred in planning year 2020-2021. An independent market monitor continually monitors PJM markets to ensure a robust, competitive market and to identify improper behavior by any entity.

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

NYISO — NYISO is an ISO that manages the flow of electricity from approximately 39,000 MW of installed summer generation capacity to approximately 20 million New York customers.

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

West Segment

Our West segment is comprised of two power generation facilities totaling 1,130 MW of generation capacity and the first two phases of a battery ESS facility totaling 400 MW in CAISO, all of which are located in California.

ISO/RTO	Technology	Primary Fuel	Number of Facilities	Net Capacity (MW)
CAISO	CCGT	Natural Gas	1	1,020
CAISO	Battery	Renewable	1	400
CAISO	CT	Fuel Oil	1	110
Total West Segment			3	1,530

We plan to develop an additional 350 MW in the third phase of our battery ESS at our Moss Landing Power Plant site with an estimated commercial operation date in the summer of 2023.

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

Sunset Segment

Our Sunset segment is comprised of 10 power generation facilities totaling 7,486 MW of generating capacity in MISO, PJM and ERCOT. The Sunset segment represents plants with announced retirement plans between 2022 and 2027 that were previously reported in the ERCOT, PJM and MISO segments. See Note 4 to the Financial Statements for more information related to these planned generation retirements.

ISO/RTO	Technology	Primary Fuel	Number of Facilities	Net Capacity (MW)
ERCOT	ST	Coal	1	650
MISO	ST	Coal	4	3,187
MISO	CT	Natural Gas	2	221
PJM	ST	Coal	3	3,428
Total Sunset Segment			10	7,486

See Texas Segment above for a discussion of the ERCOT ISO and East Segment above for a discussion of the PJM RTO.

MISO — MISO is an RTO that manages the flow of electricity from approximately 202,000 MW of generation capacity to approximately 42 million customers in all or parts of Iowa, Minnesota, North Dakota, Wisconsin, Michigan, Kentucky, Indiana, Illinois, Missouri, Arkansas, Mississippi, Texas, Louisiana, Montana, South Dakota and Manitoba, Canada.

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

Brand Value

Our TXU Energy brand, which has been used to sell electricity to customers in the competitive retail electricity market in Texas for approximately 19 years, is registered and protected by trademark law and is the only material intellectual property asset that we own. We have also acquired the trade names for Ambit Energy, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric through the Ambit Transaction, Crius Transaction and the Merger, as the case may be. As of December 31, 2021, we have reflected intangible assets on our balance sheet for our trade names of approximately $1.341 billion (see Note 6 to the Financial Statements).

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

As of December 31, 2021, we had approximately 5,060 full-time employees, including approximately 1,400 employees under collective bargaining agreements.

Safety

Vistra's mindset around safety is exemplified by our motto: Best Defense. Everyone wins. No one gets hurt. Our safety culture revolves around people and human performance. We place a high importance on continuous improvement, along with a keen focus on numerous learning and error-prevention tools. To facilitate a learning environment, our various operating plants share their investigations and learnings of all safety events with all operations employees on weekly calls. The information is presented by front-line employees and supported by management. The lessons from each event are shared across the fleet to prevent similar incidents at other locations. All personnel at Vistra locations are encouraged to be actively involved in the safety process. Managers are required to participate in safety engagements with staff to enable constant communication and sustained interaction. In 2021, the generation fleet conducted more than 57,000 leadership safety engagements across the fleet continuing our employee driven safety program focused on engagement of all employees.

Our focus on reducing the severity of injuries for both our employees and contractors who work with us has shown positive results. In 2021, we did not have any serious injuries, as determined in accordance with industry standards, or fatalities to our Vistra employees or business partners working at our sites. Although we do not focus on recordable incidents, our Total Recordable Incident rate (TRIR) for the company was 0.87, better than the second quartile as compared to the Edison Electric Institute (EEI) 2020 Total Company Injury Data. We encourage near-miss reporting and review of events to promote a learning environment. In 2021, safety learning calls were held every week where near-miss and safety events were reviewed by our operating teams to promote learning across the fleet.

All Vistra employees are covered by our safety program. Corporate and retail employees are required to complete periodic training on safety topics through our online learning management system. Employees who are located at a power plant are required to complete trainings based on job function, which is also tracked through our central learning management system. In addition, the Company engages an independent third-party conformity assessment and certification vendor to manage adherence to our safety standards for all vendors and contractors who work at our plants. In addition, we work closely with our suppliers and contractors to ensure our safety practices are upheld.

All of our power plant facilities have effective health and safety programs and comply with OSHA regulations. In addition to compliance, our generation fleet has a total of 12 plants that have been awarded the Voluntary Protection Program (VPP) Star designation by the OSHA for superior demonstration of effective safety and health management systems and for maintaining injury and illness rates below the national averages for our industry. Four additional plants have submitted applications and are awaiting review by the OSHA. VPP Star status is the highest designation of OSHA's Voluntary Protection Programs. The achievement recognizes employers and workers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their respective industries. These sites are self-sufficient in their ability to control workplace hazards and are reevaluated every three to five years. Additionally, 31 of our power plants and mine locations have adopted a proactive Behavior Based Safety approach to safety which focuses on identifying and providing feedback on at-risk behaviors observed.

In 2021, we continued our COVID-19 protections and protocols ensuring the safety of all of our employees.

Diversity, Equity and Inclusion

We recognize the value of having a diverse and inclusive workforce. Our diversity includes all the ways we differ, such as age, gender, ethnicity and physical appearance, as well as underlying differences such as thoughts, styles, religions, nationality, education and numerous other traits. Creating and maintaining an environment where differences are valued and respected enhances our ability to recruit and retain the best talent in the marketplace and to provide a work environment that allows all employees to be their best.

Vistra's diversity is evolving, and our Board and management are leading by example. Currently, three of the ten Board members are women, and two of the ten are ethnically diverse. Overall, 28% of the Company's workforce is ethnically diverse. Women currently hold 26% of the Company's senior management positions, and ethnically diverse employees represent 27% of senior management.

During 2021, we launched multiple initiatives to unlock the full potential of our people - and our company - through our diversity, equity, and inclusion efforts. We named our first Chief Diversity Officer in January 2021 who sponsors Vistra's employee-led Diversity, Equity and Inclusion Advisory Council, established in 2020. We continued to expand our Employee Resource Groups (ERG) to promote the appreciation of and communicate awareness of diverse employee groups and communities and their contribution to the overall success of the organization, both internally and externally. Seven new ERGs were formed in 2021, bringing the total number to twelve. New ERGs represent not only diverse cultures, but also employees with disabilities, the LGBTQ+ community and employees engaged in innovation. Further initiatives were launched to support the education, recruitment and retention of current and future employees, with particular emphasis being placed on driving equal access to opportunities throughout the organization. Hiring manager training was developed and deployed to train managers on the importance of skills based hiring and inclusive recruiting processes, and we continue to work with Basic Diversity to develop training for employees to identify bias and develop strong inclusive leaders.

Vistra is active in our communities to promote inclusivity. Vistra's supply chain diversity initiative seeks to reflect our customer base and workforce compositions through creating a diverse supply chain. Through a new partnership with Disability:IN, the leading nonprofit resource for business disability inclusion worldwide, Vistra expanded its commitment to an inclusive global economy. Further, in the second year of Vistra's $10 million five-year commitment to support underserved communities, Vistra provided funding to educational and economic development nonprofits around the country working to transform underserved communities for the better.

Training and Development

We believe the development of employees at all levels is critical to Vistra's current and future success. We have launched key programs to develop leaders at all levels of the organization, including monthly leader meetings for director-level employees focusing on gaining a deeper understanding of Vistra's strategy, developing cross-functional relationships and interacting with senior leadership of the company. Essentials in Leadership provides first time managers with skills to lead organizations in situational leadership, business acumen, identification of communication styles and inclusive communication practices, and exposes them to best practices from across the company. We also revised multiple leadership programs to continue virtually while we continue with remote work during the current pandemic.

Vistra also provides many other training and development programs to help grow and develop employees at every level, including online learning platform courses, learning management system courses, recorded webinars and presentations, self-paced development and employee-specific skill training. Thousands of web-based targeted courses are available to all employees, and the company further supports employees in completing thousands of hours of professional training to support continuing education requirements for their respective professional licenses, including accounting, legal and nuclear. In 2021, Vistra launched a formal mentoring program available to all employees to focus on topics like organizational knowledge, career development, individual development, collaboration and leadership. Over 600 employees participated in 2021 and logged over 4,000 hours of development. In addition, all full-time employees, other than those in a collective bargaining unit, receive a formal performance review guiding development and improving results of the business.

Employee Benefits

Maintaining attractive benefits and pay are important for recruiting and retaining talent. We are committed to maintaining an equitable compensation structure, including performing annual salary reviews by employee category level within significant locations of operations. Eligible full- and part-time employees are provided access to medical, prescription drug, dental, vision, life insurance, accidental death and dismemberment, long-term disability coverage, accident coverage, critical illness coverage and hospital indemnity coverage. Regular full-time employees are eligible for short-term disability benefits, and all employees are eligible for the employee assistance program, parental leave, maternity leave and a 401(k) plan through which the Company matches employee contributions up to 6%.

Wellness

We believe a healthy workforce leads to greater well-being at work and at home. To help keep our workforce healthy, we offer access to on-site medical clinics at six locations. Our healthcare plans are also designed to reward employees for getting annual physicals, age and gender health screenings and immunizations. In addition, our employee medical plans promote mental health and emotional wellness and offer resources for employees seeking assistance. Fitness centers in multiple facilities offer cardio equipment, a selection of free weights and exercise mats. While deferred at times during COVID-19, our employee-led wellness team engages our people to get active and support causes that promote healthy living. With support from the company, the wellness team covers the registration costs for employees to participate in running and cycling events throughout the year.

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

Climate Change

There is continuing attention and interest domestically and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. GHG emissions from the combustion of fossil fuels, primarily by our coal-fueled-generation plants as well as our natural gas-fueled generation plants represent the substantial majority of our total GHG emissions. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. We estimate that our generation facilities produced approximately 108 million short tons of CO2 in the year ended 2021.

To manage our environmental impact from our business activities and reduce our emissions profile, Vistra set emissions reduction targets. Vistra is targeting to achieve a 60% reduction in Scope 1 and Scope 2 CO2 equivalent emissions by 2030 as compared to a 2010 baseline with a long-term goal to achieve net-zero carbon emissions by 2050, assuming necessary advancements in technology and supportive market constructs and public policy. In furtherance of Vistra's efforts to meet its net-zero target, Vistra expects to deploy multiple levers to transition the company to operating with net-zero emissions, including decarbonization of existing business lines and diversification into low-emission businesses, primarily renewables and energy storage. We have already taken or announced significant steps to transform our generation portfolio and reduce the emissions profile of our generation fleet, including:

•Solar Development Projects — We began commercial operation of our 180 MW Upton 2 solar facility in 2018. We have announced our plans to develop:
◦up to 768 MW of solar generation facilities in Texas with expected commercial operation dates during 2022-2023, and
◦300 MW of solar generation facilities at retired or to-be retired plant sites in Illinois with expected commercial operation dates ranging from 2023 to 2025.
•Battery Energy Storage Projects — We began commercial operation of our 10 MW battery ESS at our Upton 2 solar facility in 2018 and our 400 MW of battery ESSs at our Moss Landing facility in 2021. We have announced our plans to develop:
◦260 MW of battery ESS in Texas with an expected commercial operation date in 2022;
◦150 MW of battery ESS at retired or to-be-retired plant sites in Illinois with expected commercial operation dates ranging from 2023 to 2025, and
◦350 MW of battery ESS in California with an expected commercial operation date in 2023.
•Acquisition of CCGTs — In 2016 and 2017, we acquired 4,042 MW of CCGTs in Texas. In 2018, we acquired 15,448 MW of CCGTs across various ISOs/RTOs in connection with the Merger.

•Retirements of Fossil Fuel Generation — In 2018, we retired 4,167 MW of lignite/coal-fueled generation facilities in Texas. In 2019, we retired 2,068 MW of coal-fueled generation facilities in Illinois. We expect to retire an additional 7,486 MW of fossil-fueled generation facilities in Illinois, Ohio and Texas no later than year-end 2027.

See Note 3 to the Financial Statements for discussion of our solar and battery energy storage projects and Note 4 to the Financial Statements for discussion of our retirement of generation facilities.

GHG Emissions

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by Environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP in, January 2021 and remanded the rule to the EPA for further action. In October 2021, the U.S. Supreme Court granted four petitions for certiorari of the D.C. Circuit Court's decision and consolidated the cases for review. The case is now fully briefed and scheduled for oral argument in February 2022. Additionally, in January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

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

In December 2017, the RGGI states released an updated model rule with changes to the CO2 budget trading program, including an additional 30 percent reduction in the CO2 annual cap by the year 2030, relative to 2020 levels. RGGI is currently conducting its third program review to be completed in 2022 which may include an updated model rule.

Our generating facilities in Connecticut, Maine, Massachusetts, New Jersey, New York and Virginia emitted approximately 8.5 million tons of CO2 during 2021. The spot market price of RGGI allowances required to operate these facilities as of December 31, 2021 was approximately $13.68 per allowance. The spot market price of RGGI allowances required to operate our affected facilities during 2022 was approximately $14.01 per allowance on February 22, 2022. While the cost of allowances required to operate our RGGI-affected facilities is expected to increase in future years, we expect that the cost of compliance would be reflected in the power market, and the actual impact to gross margin would be largely offset by an increase in revenue.

Massachusetts — In August 2017, the Massachusetts Department of Environmental Protection (MassDEP) adopted final rules establishing an annual declining limit on aggregate CO2 emissions from 21 in-state fossil-fueled electricity generation units. The rules establish an allowance trading system under which the annual aggregate electricity generation unit sector cap on CO2 emissions declines from 8.96 million metric tons in 2018 to 1.8 million metric tons in 2050. MassDEP allocated emission allowances to affected facilities for 2018. Beginning in 2019, the allocation process transitioned to a competitive auction process whereby allowances are partially distributed through a competitive auction process and partially distributed based on the process and schedule established by the rule. Beginning in 2021, all allowances were distributed through the auction. Limited banking of unused allowances is allowed.

Virginia — In May 2019, the Virginia Department of Environmental Quality issued a final rule to adopt a carbon cap-and trade program for fossil-fueled electricity generation units, including our Hopewell facility, beginning in 2020. The program is based on the RGGI proposed 2017 model rule and linked Virginia to RGGI in 2021. The Governor of Virginia issued an Executive Order in January 2022 to begin the process of removing the state from RGGI; however, the Virginia General Assembly would need to modify the law to exit the program. At this time, no new laws have passed and Virginia remains in RGGI.

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

Air Emissions

The Clean Air Act (CAA)

The CAA and comparable state laws and regulations relating to air emissions impose various responsibilities on owners and operators of sources of air emissions, which include requirements to obtain construction and operating permits, pay permit fees, monitor emissions, submit reports and compliance certifications, and keep records. The CAA requires that fossil-fueled electricity generation plants meet certain pollutant emission standards and have sufficient emission allowances to cover SO2 emissions and in some regions NOX emissions.

In order to ensure continued compliance with the CAA and related rules and regulations, we utilize various emission reduction technologies. These technologies include flue gas desulfurization (FGD) systems, dry sorbent injection (DSI), baghouses and activated carbon injection or mercury oxidation systems on select units and electrostatic precipitators, selective catalytic reduction (SCR) systems, low-NOX burners and/or overfire air systems on all units. Additionally, our MISO coal-fueled facilities mainly use low sulfur coal.

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

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The BART rule is subject to the Environment Executive Order discussed above, and the EPA has stated it is starting a proceeding for reconsideration of the BART rule. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration.

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

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now-retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, with the matter likely being fully briefed by March 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and will be submitted to the EPA for review and approval.

Ozone Designations

The EPA issued a final rule in October 2015 lowering the ozone NAAQS from 75 to 70 parts per billion. Areas surrounding our Dicks Creek, Miami Fort and Zimmer facilities in Ohio, our Calumet facility in Illinois and our Wise, Ennis and Midlothian facilities in Texas were designated marginal nonattainment areas in June 2018 by the EPA with an attainment deadline of August 2021. The EPA is required to take action on areas that did not attain by that date by bumping up the region to a "moderate" designation with an attainment deadline of August 2024. States will be required to develop SIPs to address emissions in areas with a higher (more stringent) classification.

In 2016, the EPA finalized the Cross-State Air Pollution Rule Update (CSAPR Update) to address 22 states' obligations with respect to the 2008 ozone NAAQS. In 2019, following challenges by numerous parties, the D.C. Circuit Court found that the CSAPR Update did not fully address certain states' 2008 ozone NAAQS obligations. In October 2020, the EPA proposed an action to address the outstanding 2008 ozone NAAQS obligations in response to the D.C. Circuit Court's 2019 ruling. Vistra subsidiaries filed comments on that rulemaking in December 2020, and the EPA published a final rule in the Federal Register on April 30, 2021 that reduces ozone season NOX budgets in certain states. We do not believe that the final rule causes a material adverse impact on our future financial results. These actions are subject to the Environment Executive Order discussed above.

Coal Combustion Residuals (CCR)/Groundwater

The combustion of coal to generate electric power creates large quantities of ash and byproducts that are managed at power generation facilities in dry form in landfills and in wet form in surface impoundments. Each of our coal-fueled plants has at least one CCR surface impoundment. At present, CCR is regulated by the states as solid waste.

Coal Combustion Residuals

The EPA's CCR rule, which took effect in October 2015, establishes minimum federal requirements for the construction, retrofitting, operation and closure of, and corrective action with respect to, existing and new CCR landfills and surface impoundments, as well as inactive CCR surface impoundments. The requirements include location restrictions, structural integrity criteria, groundwater monitoring, operating criteria, liner design criteria, closure and post-closure care, recordkeeping and notification. The deadlines for beginning and completing closure vary depending on several factors. The Water Infrastructure Improvements for the Nation Act (the WIIN Act), which was enacted in December 2016, provides for EPA review and approval of state CCR permit programs.

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet made a final determination on any of those applications.

MISO — In 2012, the Illinois Environmental Protection Agency (IEPA) issued violation notices alleging violations of groundwater standards onsite at our Baldwin and Vermilion facilities' CCR surface impoundments. These violation notices remain unresolved; however, in 2016, the IEPA approved our closure and post-closure care plans for the Baldwin old east, east, and west fly ash CCR surface impoundments. We have completed closure activities at those ponds at our Baldwin facility.

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against our subsidiary Dynegy Midwest Generation, LLC (DMG), alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court's dismissal of the lawsuit, but stated that PRN may refile. In April 2019, PRN also filed a complaint against DMG before the Illinois Pollution Control Board (IPCB), alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. In July 2021, we answered that complaint, and this matter is in the very early stages.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 21 to the Financial Statements).

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We filed our opening brief in October 2021. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule will require us to undertake further site-specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been submitted and approved by the IEPA. However, the currently anticipated CCR surface impoundment and landfill closure costs, as reflected in our existing ARO liabilities, reflect the costs of closure methods that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

Effluent Limitation Guidelines (ELGs) — In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In August 2017, the EPA announced that its reconsideration of the ELG rule would be limited to a review of the effluent limitations applicable to FGD and bottom ash wastewaters and the agency subsequently postponed the earliest compliance dates in the ELG rule for the application of effluent limitations for FGD and bottom ash wastewaters. Based on these administrative developments, the Fifth Circuit Court agreed to sever and hold in abeyance challenges to those effluent limitations. The remainder of the case proceeded, and in April 2019 the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. In July 2021, the EPA announced its intent to revise the ELG rule and moved to hold the 2020 ELG revision litigation in abeyance pending the EPA's completion of its reconsideration rulemaking. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021.

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

•We have retired, announced planned retirements of, and may be forced to retire or idle additional underperforming generation units which could result in significant costs and have an adverse effect on our operating results.

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

•Our ability to achieve the expected growth of our Vistra Zero portfolio, consisting of our solar generation, ESS, and other renewables development projects, is subject to substantial capital requirements and other significant uncertainties.

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

•The operation of our businesses is subject to information security and operational technology risks, including cybersecurity breaches and failure of critical information and operations technology systems. Attacks on our infrastructure that breach cyber/data security measures could expose us to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect on us.

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

Risks Related to Our Structure and Ownership of our Common Stock

•Evolving expectations from stakeholders, including investors, on ESG issues, including climate change and sustainability matters, and erosion of stakeholder trust or confidence could influence actions or decisions about our company and our industry and could adversely affect our business, operations, financial results, or stock price.

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

We rely on natural gas, coal, fuel oil, and nuclear fuel for the majority of our power generation facilities. Delivery of these fuels to the facilities is dependent upon the continuing availability of such fuels and financial viability of contractual counterparties as well as upon the infrastructure (including mines, rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available and functioning to serve each generation facility. As a result, we have experienced, and remain subject to the risks of disruptions or curtailments in the production of power at our generation facilities if no fuel is available at any price, if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure. Certain of our generation facilities rely on a limited number of counterparties, such as natural gas suppliers and railcar companies, to provide the necessary fuel. Disputes relating to or non-performance of contractual arrangements, have resulted in, and may continue to result in adverse impacts to our costs, revenues, results of operations, financial condition, and cash flows.

We have sold forward a substantial portion of our expected power sales in the next one to two years in order to lock in long-term prices. In order to hedge our obligations under these forward power sales contracts, we have entered into long-term and short-term contracts for the purchase and delivery of fuel. Many of the forward power sales contracts do not allow us to pass through changes in fuel costs or discharge the power sale obligations in the case of a disruption in fuel supply due to force majeure events or the default of a fuel supplier or transporter. Fuel costs (including diesel, natural gas, lignite, coal and nuclear fuel) are volatile, and the wholesale price for electricity does not always change at the same rate as changes in fuel costs, and disruptions in our fuel supplies may therefore require us to find alternative fuel sources at costs which may be higher than planned, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Long-term and short-term contracts are subject to risk of non-delivery or claims of force majeure, which may impact our ability to economically recover the value of the contract. In addition, we purchase and sell natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting our obligations. Further, any changes in the costs of natural gas, coal, fuel oil, nuclear fuel or transportation rates and changes in the relationship between such costs and the market prices of power will affect our financial results. If we are unable to procure fuel for physical delivery at prices we consider favorable, or if we are unable to procure these fuels at all, our financial condition, results of operations and cash flows could be materially adversely affected. For example, supply challenges were among the primary drivers of the significant loss experienced in 2021 as a result of Winter Storm Uri.

We also buy significant quantities of fuel on a short-term or spot market basis. Prices for all of our fuels fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. This may have a material adverse effect on our financial and operating performance. Volatility in market prices for fuel and electricity results from, among other factors:

•demand for energy commodities and general economic conditions, including impacts of inflation and the relative strength or weakness of U.S. dollar compared to other currencies;
•volatility in commodity prices and the supply of commodities, including but not limited to natural gas, coal and fuel oil;
•volatility in market heat rates;
•volatility in coal and rail transportation prices;
•volatility in nuclear fuel and related enrichment and conversion services;
•transmission or transportation disruptions, constraints, congestion, inoperability or inefficiencies of electricity, natural gas or coal transmission or transportation, or other changes in power transmission infrastructure;
•severe, sustained or unexpected weather conditions, including extreme cold, drought and limitations on access to water;
•seasonality;
•changes in electricity and fuel usage resulting from conservation efforts, changes in technology or other factors;
•illiquidity in the wholesale electricity or other commodity markets;
•importation of liquified natural gas to certain markets;
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
•local, regional, national, or global supply chain constraints or shortages;
•our creditworthiness and liquidity and the willingness of fuel suppliers and transporters to do business with us;
•changes in the credit risk, payment practices, or financial condition of market participants;
•changes in production and storage levels of natural gas, lignite, coal, uranium, diesel and other refined products;
•pandemics and epidemics (including the impacts thereto, or recovery therefrom), natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events; and
•changes in law, including judicial decisions, federal, state and local energy, environmental and other regulation and legislation.

See "Economic downturns would likely have a material adverse effect on our businesses" for a discussion of potential risks arising from current U.S. and global economic and geopolitical conditions.

We have retired, announced planned retirements of, and may be forced to retire or idle additional underperforming generation units which could result in significant costs and have an adverse effect on our operating results.

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

Given the overall attractiveness of certain of the markets in which we operate and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in an over-supply of electricity that causes a reduction in wholesale power prices. Additionally, new or existing market participants without, or with less, fossil fuel operations may gain additional market share, or reduce our market share, due to evolving expectations and sentiments of key stakeholders, government, and regulatory authorities regarding our operations and activities.

Economic downturns would likely have a material adverse effect on our businesses.

Our results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including lower prices for power, generation capacity and natural gas, which can fluctuate substantially. Increased unemployment of residential customers and decreased demand for products and services by commercial and industrial customers resulting from an economic downturn could lead to declines in the demand for energy and an increase in the number of uncollectible customer balances, which would negatively impact our overall sales and cash flows. The convergence of current global conditions, including sustained inflation, rising interest rates, and the geopolitical climate, could lead to, or accelerate or exacerbate the occurrence of, a significant economic downturn, leading to changes in consumer and counterparty behavior, higher costs of capital, decreases in the value of our existing long-dated contracts, commodity price increases and volatility, supply chain shortages, and other adverse impacts to our business. Additionally, prolonged economic downturns that negatively impact our financial condition, results of operations and cash flows could result in future material impairment charges to write down the carrying value of certain assets to their respective fair values.

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
•disruptions, constraints, or inefficiencies in the continued reliable operation of our generation facilities and ESSs; and
•changes in or the operation of provisions of tax and regulatory laws.

There are also increasing financial risks for companies that own and operate fossil fuel generation as institutional lenders or other sources of capital have become more attentive to sustainable financing practices and some of them may seek commitments on emission reduction targets or expected use or proceeds when providing funding to, or decline to provide funding for companies who produce or utilize fossil fuel energy or that have higher levels of GHG emissions. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists and others concerned about climate change not to provide funding for companies in the broader energy sector. Limitation on our access to, or increases in our cost of, capital could have a material adverse effect on us.

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

Our indebtedness and the phaseout of LIBOR, or the replacement of LIBOR with a different reference rate, could adversely affect our ability in the future to raise additional capital to fund our operations. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy, or our industry, as well as impact our cash available for distribution.

As of December 31, 2021, we had approximately $10.7 billion of total indebtedness and approximately $9.4 billion of indebtedness net of cash. Our debt could have negative consequences for our financial condition including:

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

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. LIBOR is the interest rate benchmark used as a reference rate on a portion of our variable rate debt, including our revolving credit facility and interest rate swaps. In November 2020, ICE Benchmark Administration (IBA), the administrator of LIBOR, with the support of the U.S. Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In anticipation of LIBOR ceasing to exist for affected tenors, we have amended certain of our agreements with LIBOR as the referenced rate to include an alternative benchmark rate or suggested fallback language. Additionally, in light of what we believe to be favorable relationships with lending and financial counterparties, we expect to seek necessary amendments to our remaining debt instruments and other agreements which utilize LIBOR as the referenced rate in the normal course. Further, certain of our agreements which utilize LIBOR as the referenced rate are governed by New York law, and certain of these contracts do not contain any fallback provisions or otherwise contain fallback provisions that lead to replacement rate based on LIBOR or require polling for interbank rates. To the extent that we are unsuccessful in our efforts to amend such contracts prior to the LIBOR transition, we anticipate that the applicable New York legislation would apply to such contracts and would provide a replacement rate for inclusion in such contracts.

Notwithstanding our efforts, these changes may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Any new contracts would need to reference an alternative benchmark rate or include suggested fallback language. Accordingly, we could be exposed to increased costs with respect to our variable rate debt, which could have an adverse impact on extensions of our credit and/or we might not be fully hedged on the variable rate exposure on our swapped indebtedness. Any such increased costs or exposure could increase our cost of capital and have a material adverse effect on us.

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

We undertake certain hedging and commodity activities and enter into certain financing arrangements with various counterparties that require cash collateral or the posting of letters of credit which are at risk of being drawn down in the event we default on our obligations. We currently use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices, and also based on our credit ratings and the general perception of creditworthiness in the markets in which we operate. In the case of commodity arrangements, the amount of such credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in our being required to provide cash collateral and letters of credit in very large amounts. The effectiveness of our strategy may be dependent on the amount of collateral available to enter into or maintain these contracts, and liquidity requirements may be greater than we anticipate or will be able to meet. Without a sufficient amount of working capital or other sources of available liquidity to post as collateral, we may not be able to manage price volatility effectively or to implement our strategy. A material increase in the amount of letters of credit or cash collateral required to be provided to our counterparties may have a material adverse effect on us.

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

Our ability to achieve the expected growth of our Vistra Zero portfolio, consisting of our solar generation, ESS, and other renewables development projects, is subject to substantial capital requirements and other significant uncertainties.

We have a substantial capital allocation plan intended for investments in renewable assets, including solar development projects and ESSs. As part of our business strategy, we plan to continually assess potential strategic acquisitions or investments in renewable assets, emerging technologies and related projects. Notably, the Company's ability to successfully develop our current renewables projects, or in the future acquire additional renewable assets, may be impacted by the demand for and viability of renewable assets generally, which may vary depending on availability of projects and financing, as well as public policy, financial and tax mechanisms implemented at the state and federal levels to support the development of renewable assets. Various factors could result in increased costs or result in delays or cancellation of our current or future renewable projects, or the loss of, or declines in the value of, our investments in projects including, but not limited to, risks relating to siting, financing, engineering and construction, permitting, interconnection requests, federal and state regulatory approvals, new legislation or regulatory changes impacting the industry, commissioning delays, import tariffs, changes to federal income tax laws, economic events or factors, environmental and community concerns, availability of or requirements for additional funding, enhanced competition, or the potential for termination of the power sales contract as a result of a failure to meet certain milestones. Further, the recent proliferation of renewable projects has resulted in a large volume of interconnection requests submitted to grid operators, including the markets in which we operate, resulting in significant delays to the approval process and estimated completion dates for our projects and others. Additionally, the increased demand for construction of renewables projects, such as ESSs and solar projects, and other labor market and supply chain constraints have resulted, and may continue to result, in limited availability of qualified specialists, contractors, and necessary services or materials, leading to delays in and higher costs for the development and construction of our current and future planned projects. Should any of these factors occur, our financial position, results of operations, and cash flows could be adversely affected, or our future growth opportunities may not be realized as anticipated.

While certain of our subsidiaries are in various stages of developing and constructing solar generation facilities and ESSs and certain of these projects have signed long-term contracts or made similar arrangements for the sale of electricity, in other cases, our subsidiaries may enter into obligations in the development process even though the subsidiaries have not yet secured power purchase arrangements or other important elements for a successful project. If the project does not proceed as planned, our subsidiaries may remain obligated for certain liabilities even though the project will not be completed. Development is inherently uncertain and we may forgo certain development opportunities and we may undertake significant development costs before determining that we will not proceed with a particular project. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project will be completed and reach commercial operation. If these development efforts are not successful, we may abandon a project under development and write off the costs incurred in connection with such project and could incur additional losses associated with any related contingent liabilities.

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

We performed our annual assessment of goodwill and non-amortizing intangibles in the fourth quarter of 2021 and determined that no material impairment was required. However, impairment assessments will be performed in future periods and may result in an impairment loss, which could be material.

Issuances or acquisitions of our common stock, or sales or dispositions of our common stock by stockholders, that result in an ownership change as defined in Internal Revenue Code (IRC) §382 could further limit our ability to use certain tax attributes and our federal net operating losses to offset our future taxable income.

If an "ownership change," as defined in Section 382 of the IRC (IRC §382) occurs, the amount of NOLs that could be used in any one year following such ownership change could be substantially limited. In general, an "ownership change" would occur when there is a greater than 50 percentage point increase in ownership of a company's stock by stockholders, each of which owns (or is deemed to own under IRC §382) 5 percent or more of such company's stock. Given IRC §382's broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. Vistra acquired NOLs from its merger with Dynegy; however, Vistra's use of such attributes is limited under IRC §382 because the merger constituted an "ownership change" with respect to Dynegy. If there is an "ownership change" with respect to Vistra (including by the normal trading activity of greater than 5% stockholders), the utilization of all NOLs existing at that time would be subject to additional annual limitations based upon a formula provided under IRC §382 that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. In addition, any ownership change with respect to Vistra could result in additional limitations on our ability to use certain tax attributes, including depreciation, existing at the time of any such ownership change and have an impact on our tax liabilities and on our obligations under the TRA.

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

On the Effective Date, we entered into the TRA with American Stock Transfer & Trust Company, LLC, as the transfer agent. Pursuant to the TRA, we issued beneficial interests in the rights to receive payments under the TRA (TRA Rights) to the first lien creditors of our Predecessor to be held in escrow for the benefit of the first lien creditors of our Predecessor entitled to receive such TRA Rights under the Plan of Reorganization. Our financial statements reflect a liability of $395 million as of December 31, 2021 related to these future payment obligations (see Note 8 to the Financial Statements). This amount is based on certain assumptions as described more fully in the notes to the financial statements and the actual payments made under the TRA could be materially different than this estimate.

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

Our businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in power generation and sale of electricity, natural gas, carbon offsets and renewable energy certificates, and other commodities. Although we attempt to comply with changing legislative and regulatory requirements, there is a risk that we will fail to adapt to any such changes successfully or on a timely basis. Compliance with, or changes to, the requirements under these legal and regulatory regimes, including those proposed or implemented under the Biden administration, may cause the Company may adversely impact our businesses, results of operations, liquidity, financial condition and cash flows.

Our businesses are subject to numerous state and federal laws (including, but not limited to, PURA, the Federal Power Act, the Natural Gas Policy Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act (CAA), the Clean Water Act (CWA), the Resource Conservation and Recovery Act (RCRA), the Energy Policy Act of 2005, the Dodd-Frank Wall Street Reform and the Consumer Protection Act and the Telephone Consumer Protection Act), changing governmental policy and regulatory actions (including those of the FERC, the NERC, the RCT, the MSHA, the EPA, the NRC, the DOJ, the FTC, the CFTC, state public utility commissions and state environmental regulatory agencies), and the rules, guidelines and protocols of ERCOT, CAISO, ISO-NE, MISO, NYISO and PJM with respect to various matters, including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, development, operation and reclamation of lignite mines, recovery of costs and investments, decommissioning costs, market behavior rules, present or prospective wholesale and retail competition, administrative pricing mechanisms (and adjustments thereto), rates for wholesale sales of electricity, mandatory reliability standards and environmental matters. We, along with other market participants, are subject to electricity pricing constraints and market behavior and other competition-related rules and regulations. Additionally, Ambit’s direct selling business (i) could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations, which may lead to our inability to obtain or maintain a license, permit, or similar certification and (ii) may be required to alter its compensation practices in order to comply with applicable federal or state law or regulations. Changes in, revisions to, or reinterpretations of, existing laws and regulations may have a material adverse effect on our businesses, results of operations, liquidity, financial condition and cash flows.

Extreme weather events have resulted, and in the future may result, in efforts by both federal and state government and regulatory agencies to investigate and determine the causes of such events. For example, as a result of Winter Storm Uri, we received a civil investigative demand from the Attorney General of Texas as well as a request for information from ERCOT, NERC, and other regulatory bodies related to this event and may receive additional inquiries. Such efforts have resulted, and in the future may result, in changes in laws or regulations that impact our industry and businesses including, but not limited to, additional requirements for winterization of various facets of the electricity supply chain including generation, transmission, and fuel supply; improvements in coordination among the various participants in the electricity supply chain during any future event; restrictions or limitations on the types of plans permitted to be offered to customers; potential revisions to method or calculation of market compensation and incentives relating to the continued operation of assets that only run periodically, including during extreme weather events or other times of scarcity; and other potential legislative and regulatory corrective actions that may be taken. Previously announced or future legal proceedings, regulatory actions, investigations, or other administrative proceedings involving market participants may result lead to adverse determinations or other findings of violations of laws, rules or regulations, any of which may impact the ability of market participants to satisfy, in whole or in part, their respective obligations. We are continuing to monitor and evaluate the impacts of this developing situation but at this time we cannot estimate the likelihood or impacts of any legislative or regulatory changes or actions (including enforcement actions that may be brought against various market participants) that may occur as a result of the event on our business, financial condition, results of operations, or cash flows.

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

There is attention and interest nationally and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress has considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. In July 2019, the EPA finalized the ACE rule that developed emissions guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In January 2021, the ACE rule was vacated by the D.C. Circuit Court and remanded to the EPA for further consideration in accordance with the court’s ruling. The D.C. Circuit’s decision has been appealed to the U.S. Supreme Court and oral argument is scheduled for February 2022. The EPA may develop a more stringent and more encompassing rule to replace the ACE rule in its remand proceeding and has been directed by the Biden Administration to review this rule and others promulgated by the EPA during the Trump Administration. Prior to the vacatur and remand, states where we operate coal plants (Texas, Illinois and Ohio) had begun the development of their state plans to comply with the now-vacated ACE rule. In addition, a number of federal court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change that could require efforts that exceed or are more expensive than our currently planned initiatives or if we are subject to lawsuits for alleged damage to persons or property resulting from GHG emissions.

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

We currently own and operate, or are in the process of reclaiming, various surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. We also own or lease, and are in the process of reclaiming, multiple waste-to-energy surface facilities in Pennsylvania. The RCT, which exercises broad authority to regulate reclamation activity, reviews on an ongoing basis whether Luminant is compliant with RCT rules and regulations and whether it has met all the requirements of its mining permits in Texas. Any new rules and regulations adopted by the RCT or the Department of Interior Office of Surface Mining, which also regulates mining activity nationwide, or any changes in the interpretation of existing rules and regulations, could result in higher compliance costs or otherwise adversely affect our financial condition or cause a revocation of a mining permit. Any revocation of a mining permit would mean that Luminant would no longer be allowed to mine lignite at the applicable mine to serve its generation facilities.

Luminant's lignite mining reclamation activity will require significant resources as existing and retired mining operations are reclaimed over the next several years.

In conjunction with Luminant's announcements in 2017 to retire several power generation assets and related mining operations, along with the continuous reclamation activity at its continuing mining operations for its mines related to the Oak Grove generation asset, Luminant is expected to spend a significant amount of money, internal resources and time to complete the required reclamation activities. For the next five years, Vistra is projected to spend approximately $265 million (on a nominal basis) to achieve its reclamation objectives.

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

The retail businesses' earnings and cash flows could also be adversely affected in any period in which their customers' actual usage of electricity significantly varies from the forecasted usage, which could occur due to, among other factors, weather events, transmission and distribution outages, demand-side management programs, competition and economic conditions, such as Winter Storm Uri in February 2021.

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

The operation of our businesses is subject to advanced persistent cyber-based security threats and integrity risk. Attacks on our infrastructure that breach cyber/data security measures could expose us to significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could have a material adverse effect on us.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems and much of our information technology infrastructure is connected (directly or indirectly) to the internet. Our information technology systems and infrastructure, and those of our vendors and suppliers, are susceptible to threats which could compromise confidentiality, integrity or availability. While we have controls in place designed to protect our infrastructure, such breaches and threats are becoming increasingly sophisticated and complex, requiring continuing evolution of our program. Any such breach, disruption or similar event that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our generation assets, maintain confidentiality, availability and integrity of our restricted data, access retail customer information and limit communication with third parties, which could have a material adverse effect on us.

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

Further, our retail business requires us to access, collect, store and transmit sensitive customer data in the ordinary course of business. Concerns about data privacy have led to increased regulation and other actions that could impact our businesses and changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations could adversely affect our business and financial results. Our retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business.

Although we take precautions to protect our infrastructure, we have been, and will likely continue to be, subject to attempts at phishing and other cybersecurity intrusions. International conflict increases the risk of state-sponsored cyber threats and escalated use of cybercriminal and cyber-espionage activities. In particular, the current geopolitical climate has further escalated cybersecurity risk, with various government agencies, including the U.S. Cybersecurity & Infrastructure Security Agency, issuing warnings of increased cyber threats, particularly for U.S. critical infrastructure. While the Company has not experienced a cyber/data event causing any material operational, reputational or financial impact, we recognize the growing threat within the general marketplace and our industry, and there is no assurance that we will be able to prevent any such impacts in the future. If a material breach of our information technology systems were to occur, the critical operational capabilities and reputation of our business may be adversely affected, customer confidence may be diminished, and our business may be subject to substantial legal or regulatory scrutiny and claims, any of which may contribute to potential legal or regulatory actions against the Company, loss of customers and otherwise have a material adverse effect on us. Any loss or disruption of critical operational capabilities to support our generation, commercial or retail operations, loss of customers, or loss of confidential or proprietary data through a breach, unauthorized access, disruption, misuse or disclosure could adversely affect our reputation, expose us to material legal or regulatory claims and impair our ability to execute our business strategy, which could have a material adverse effect on us. In addition, we may experience increased capital and operating costs to implement increased security for our information technology infrastructure. We cannot provide any assurance that such events and impacts will not be material in the future, and our efforts to deter, identify and mitigate future breaches may require additional significant capital and may not be successful.

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

We own and operate a nuclear generation facility in Glen Rose, Texas (Comanche Peak Facility). The ownership and operation of a nuclear generation facility involves certain risks. These risks include:

•unscheduled outages or unexpected costs due to equipment, mechanical, structural, cybersecurity, insider threat, third-party compromise or other problems;
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

The operation and maintenance of power generation facilities and related mining operations involve many risks, including, as applicable, start-up risks, breakdown or failure of facilities, equipment or processes, operator error, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source, the inability to transport our product to our customers in an efficient manner due to the lack of transmission capacity or the impact of unusual or adverse weather conditions or other natural events, or terrorist attacks, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in substantial lost revenues and/or increased expenses. A significant number of our facilities were constructed many years ago. Older generating equipment, even if maintained or refurbished in accordance with good engineering practices, may require significant capital expenditures to operate at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive generation market and the prospect of continuing low wholesale electricity prices that may not justify sustained or year-round operation of all our generation facilities, (b) any unexpected failure to generate power, including failure caused by equipment breakdown or unplanned outage (whether by order of applicable governmental regulatory authorities, the impact of weather events or natural disasters or otherwise), (c) damage to facilities due to storms, natural disasters, wars, terrorist or cyber/data security acts, including nation-state attacks or organized cyber and other catastrophic events and (d) the passage of time and normal wear and tear. Further, our ability to successfully and timely complete routine maintenance or other capital projects at our existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs or losses and write downs of our investment in the project.

We cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws and regulations (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as environmental impacts, natural disasters or terrorist or cyber/data security attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on us. Moreover, if we significantly modify a unit, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the CAA, which would likely result in substantial additional capital expenditures.

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

We may be materially affected by weather conditions and our businesses may fluctuate substantially on a seasonal basis as the weather changes. In addition, we are subject to the effects of extreme weather conditions, including sustained or extreme cold or hot temperatures, hurricanes, floods, droughts, storms, fires, earthquakes or other natural disasters, which could stress our generation facilities and grid reliability, limit our ability to procure adequate fuel supply, or result in outages, damage or destroy our assets and result in casualty losses that are not ultimately offset by insurance proceeds, and could require increased capital expenditures or maintenance costs, including supply chain costs.

Moreover, an extreme weather event could cause disruption in service to customers due to downed wires and poles or damage to other operating equipment, which could result in us foregoing sales of electricity and lost revenue. Similarly, certain extreme weather events have previously affected, and may in the future, affect, the availability of generation and transmission capacity, limiting our ability to source or deliver power where it is needed or limit our ability to source fuel for our plants, including due to damage to rail or natural gas pipeline infrastructure. Additionally, extreme weather has resulted, and may in the future result, in (i) unexpected increases in customer load, requiring our retail operation to procure additional electricity supplies at wholesale prices in excess of customer sales prices for electricity, (ii) the failure of equipment at our generation facilities, (iii) a decrease in the availability of, or increases in the cost of, fuel sources, including natural gas, diesel and coal, or (iv) unpredictable curtailment of customer load by the applicable ISO/RTO in order to maintain grid reliability, resulting in the realization of lower wholesale prices or retail customer sales. For example, Winter Storm Uri in February 2021 had a material impact on our results of operations.

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

The outbreak of the COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, and we are responding to the outbreak by taking steps to mitigate the potential risks to us posed by its spread. We continue to examine the impacts of the pandemic on our workforce, liquidity, reliability, cybersecurity, customers, suppliers, along with other macroeconomic conditions and cannot currently predict whether COVID-19 will have a material impact on our results of operations, financial condition, and cash flows. Additionally, global recovery and transition from COVID-19 could have a material impact on supply, business and commodity market fundamentals on a national and global scale.

Because we are deemed a critical infrastructure provider that provides a critical service to our customers, we must keep our employees who operate our businesses safe and minimize unnecessary risk of exposure. We have updated and implemented our company-wide pandemic plan to address specific aspects of the COVID-19 pandemic. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We will continue to monitor developments affecting both our workforce and our customers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts. In particular, we have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities including requiring, for both employees and contractors, social distancing where possible and requiring the use of appropriate personal protective equipment in certain circumstances. We have implemented work-from-home policies and other safety measures where appropriate, including, but not limited to, encouraging vaccinations and boosters, answering screening questions and temperature testing at all of our locations for unvaccinated employees, contractors, and other essential visitors and closing our facilities to non-essential visitors. While our systems and operations remain vulnerable to cyber-attacks and other disruptions due in part to the fact that a portion of our workforce continues to work remotely, we have implemented physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers. We will continue to review and modify our plans as conditions change.

Measures to control the spread of COVID-19, including restrictions on travel, public gatherings, and certain business operations, have affected the demand for the products and services of many businesses in the areas in which we operate and disrupted supply chains around the world. The full scope and extent of the impacts of COVID-19 on our operations are unknown at this time. However, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors, a protracted slowdown of broad sectors of the economy, changes in demand or supply for commodities, significant changes in legislation or regulatory policy to address the pandemic (including prohibitions on certain marketing channels, moratoriums or conditions on disconnections or limits or restrictions on late fees), reduced demand for electricity (particularly from commercial and industrial customers), increased late or uncollectible customer payments, negative impacts on the health of our workforce, a deterioration of our ability to ensure business continuity (including increased vulnerability to cyber and other information technology risks as a result of a significant portion of our workforce continuing to work from home), and the inability of the Company's contractors, suppliers, and other business partners to fulfill their contractual obligations.

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

We may potentially be affected by emerging technologies that may over time affect change in capacity markets and the energy industry overall including distributed generation and clean technology.

Some of these emerging technologies are shale gas production, distributed renewable energy technologies, energy efficiency, broad consumer adoption of electric vehicles, distributed generation and energy storage devices. Additionally, large-scale cryptocurrency mining is becoming increasingly prevalent in certain markets, including ERCOT, and many of these cryptocurrency mining facilities are "behind-the-meter." Such emerging technologies could affect the price of energy, levels of customer-owned generation, customer expectations and current business models and make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives. These emerging technologies may also affect the financial viability of utility counterparties and could have significant impacts on wholesale market prices, which could ultimately have a material adverse effect on our financial condition, results of operations and cash flows could be materially adversely affected.

The loss of the services of our key management and personnel could adversely affect our ability to successfully operate our businesses.

Our future success will depend on our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with many other companies, in and outside of our industry, government entities and other organizations. We may not be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. Further, we are facing an increasingly competitive market for hiring and retaining skilled employees in certain skill areas, which is exacerbated by the effects of the COVID-19 pandemic and increased acceptance of hiring remote working employees by our competitors and other companies. Difficulties in attracting and retaining highly qualified skilled employees may restrict our ability to adequately support our business needs and/or result in increased personnel costs. In addition, effective succession planning is important to our long-term success. Failure to timely and effectively ensure transfer of knowledge and smooth transitions involving senior management and other key personnel could hinder our strategic planning and execution.

We could be materially and adversely impacted by strikes or work stoppages by our unionized employees.

As of December 31, 2021, we had approximately 1,400 employees covered by collective bargaining agreements. The terms of all current collective bargaining agreements covering represented personnel engaged in lignite mining operations, lignite-, coal-, natural gas- and nuclear-fueled generation operation, as well as some battery operations, expire on various dates between March 2022 and May 2024, but remain effective thereafter unless and until terminated by either party. In the event that our union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, we would be responsible for procuring replacement labor or we could experience reduced power generation or outages. We have in place strike contingency plans that address the procurement of replacement labor. Strikes, work stoppages or the inability to negotiate current or future collective bargaining agreements on favorable terms or at all could have a material adverse effect on us.

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

Evolving expectations from stakeholders, including investors, on ESG issues, including climate change and sustainability matters, and erosion of stakeholder trust or confidence could influence actions or decisions about our company and our industry and could adversely affect our business, operations, financial results or stock price.

Companies across all industries are facing evolving expectations or increasing scrutiny from stakeholders related to their approach to ESG matters. For Vistra, climate change, safety and stakeholder relations remain primary focus areas, and changing expectations of our practices and performance across these and other ESG areas may impose additional costs or create exposure to new or additional risks. Our operations, projects and growth opportunities require us to have strong relationships with key stakeholders, including local communities and other groups directly impacted by our activities, as well as governments and government agencies, investor advocacy groups, certain institutional investors, investment funds and others which are increasingly focused on ESG practices. Certain financial institutions have announced policies to presently or in the future cease investing or to divest investments in companies that derive any or a specified portion of their income from, or have any or a specified portion of their operations in, fossil fuels.

While we are strategically focused on successfully adapting to the energy transition and strongly committed to our ESG practices and performance (including transparency and accountability thereof), our plans to transition to clean power generation sources and reduce our carbon footprint may not be completed in the timeframe and we may not achieve our targets as expected, which could impact stakeholder trust and confidence. Any such erosion of stakeholder trust and confidence, evolving expectations from stakeholders on such ESG issues, and such parties' resulting actions or decisions about our company and our industry could have negative impacts on our business, operations, financial results, and stock price, including:

•negative stakeholder sentiment toward us and our industry, including concerns over environmental or sustainability matters and potential changes in federal and state regulatory actions related thereto;
•loss of business or loss of market share, including to competitors who do not have any, or comparable amounts, of operations involving fossil fuels;
•loss of ability to secure growth opportunities;
•the inability to, or increased difficulties and costs of, obtaining services, materials, or insurance from third parties;
•reductions in our credit ratings or increased costs of, or limited access to, capital;
•delays in project execution;
•legal action;
•inability or limitations on ability to receive applicable government subsidies, or competitors with smaller or no fossil operations receiving subsidies for which we are not eligible, or in larger amounts;

•increased regulatory oversight;
•loss of ability to obtain and maintain necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms;
•impediments on our ability to acquire or renew rights-of-way or land rights on a timely basis and on acceptable terms;
•changing investor sentiment regarding investment in the power and utilities industry or our company;
•restricted access to and cost of capital; and
•loss of ability to hire and retain top talent.

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

We are permitted under our certificate of incorporation to issue up to 100,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. As of December 31, 2021, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock were issued and outstanding. The Preferred Stock represents a perpetual equity interest in the Company and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date; provided, the Company may redeem the Preferred Stock at the specified times (or upon certain specified events) at the applicable redemption price set forth in the certificate of designation of each of the Series A Preferred Stock and Series B Preferred Stock, respectively (Certificates of Designation). The Preferred Stock is not convertible into or exchangeable for any other securities of the Company. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $1,000 plus accrued and unpaid dividends thereon, if any.

Unless we have received the affirmative vote or consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock and the holders of at least two-thirds of the outstanding Series B Preferred Stock, voting as a separate class, we may not adopt any amendment to our certificate of incorporation (including the applicable Certificates of Designation) that would have a material adverse effect on the powers, preferences, duties, or special rights of such series of Preferred Stock, subject to certain exceptions. In addition, unless we have received the affirmative vote or consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock and the holders of at least two-thirds of the outstanding Series B Preferred Stock, voting as a class together with the holders of any parity securities upon which like voting rights have been conferred and are exercisable, we may not: (i) create or issue any senior securities, (ii) create or issue any parity securities (including any additional Preferred Stock) if the cumulative dividends payable on the outstanding Preferred Stock (or parity securities, if applicable) are in arrears; (iii) create or issue any additional Preferred Stock or any parity securities with an aggregate liquidation preference, together with the issued and outstanding Preferred Stock and any parity securities that are then outstanding, of greater than $2.5 billion, and (iv) engage in any Transaction that results in a Covered Disposition (as such terms are defined in the Certificates of Designation).

In addition, holders of the Preferred Stock are entitled to receive, when, as, and if declared by our Board, semi-annual cash dividends on the Preferred Stock, which are cumulative from the applicable initial issuance date of the Preferred Stock and payable in arrears, and unless full cumulative dividends have been or contemporaneously are being paid or declared on the Preferred Stock, we may not (i) declare or pay any dividends on any junior securities, including our common stock, or (ii) redeem or repurchase any parity securities or junior securities, subject to limited exceptions set forth in the Certificates of Designation. There is no assurance that the Board will declare, or that we will pay, any dividends on our Preferred Stock in the future. The holders of Preferred Stock (along with any parity securities then outstanding with similar rights) are entitled to elect two additional directors in the event any dividends on Preferred Stock are in arrears for three or more semi-annual dividend periods (whether or not consecutive), and such directors may have competing and different interests to those elected by our common stockholders. The dividend rate for the Series A Preferred Stock from and including the initial issuance date of October 15, 2021 until the first reset date of October 15, 2026 will be 8.0% per annum of the $1,000 liquidation preference per share of Series A Preferred Stock. The dividend rate for the Series B Preferred Stock from and including the initial issuance date of December 10, 2021 until the first reset date of December 15, 2026 will be 7.0% per annum of the $1,000 liquidation preference per share of Series B Preferred Stock. On and after the first reset date of the Series A Preferred Stock, the dividend rate on the Series A Preferred Stock for each subsequent five-year period (each, a Reset Period) will be adjusted based upon the applicable Treasury rate, plus a spread of 6.93% per annum; provided that the applicable Treasury rate for each Reset Period will not be lower than 1.07%. On and after the first reset date of the Series B Preferred Stock, the dividend rate on the Series B Preferred Stock for each Reset Period will be adjusted based upon the applicable Treasury rate, plus a spread of 5.74% per annum; provided that the applicable Treasury rate for each Reset Period will not be lower than 1.26%. In the event that the Company does not exercise its option to redeem all the shares of Preferred Stock within 120 days after the first date on which a Change of Control Trigger Event (as defined in the Certificate of Designation) occurs, the then-applicable dividend rate for the Preferred Stock will be increased by 5.00%.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

Luminant's asset fleet consists of power generation and battery ESS units in six ISOs/RTOs, with the location, ISO/RTO, technology, primary fuel type, net capacity and ownership interest for each generation facility shown in the table below:

Facility	Location	ISO/RTO	Technology	Primary Fuel (a)	Net Capacity (MW) (b)	Ownership Interest (c)
Ennis	Ennis, TX	ERCOT	CCGT	Natural Gas	366	100%
Forney	Forney, TX	ERCOT	CCGT	Natural Gas	1,912	100%
Hays	San Marcos, TX	ERCOT	CCGT	Natural Gas	1,047	100%
Lamar	Paris, TX	ERCOT	CCGT	Natural Gas	1,076	100%
Midlothian	Midlothian, TX	ERCOT	CCGT	Natural Gas	1,596	100%
Odessa	Odessa, TX	ERCOT	CCGT	Natural Gas	1,054	100%
Wise	Poolville, TX	ERCOT	CCGT	Natural Gas	787	100%
Martin Lake	Tatum, TX	ERCOT	ST	Coal	2,250	100%
Oak Grove	Franklin, TX	ERCOT	ST	Coal	1,600	100%
DeCordova	Granbury, TX	ERCOT	CT	Natural Gas	260	100%
Graham	Graham, TX	ERCOT	ST	Natural Gas	630	100%
Lake Hubbard	Dallas, TX	ERCOT	ST	Natural Gas	921	100%
Morgan Creek	Colorado City, TX	ERCOT	CT	Natural Gas	390	100%
Permian Basin	Monahans, TX	ERCOT	CT	Natural Gas	325	100%
Stryker Creek	Rusk, TX	ERCOT	ST	Natural Gas	685	100%
Trinidad	Trinidad, TX	ERCOT	ST	Natural Gas	244	100%
Comanche Peak	Glen Rose, TX	ERCOT	Nuclear	Nuclear	2,300	100%
Upton 2	Upton County, TX	ERCOT	Solar/Battery	Renewable	180	100%
Total Texas Segment					17,623
Fayette	Masontown, PA	PJM	CCGT	Natural Gas	726	100%
Hanging Rock	Ironton, OH	PJM	CCGT	Natural Gas	1,430	100%

Facility	Location	ISO/RTO	Technology	Primary Fuel (a)	Net Capacity (MW) (b)	Ownership Interest (c)
Hopewell	Hopewell, VA	PJM	CCGT	Natural Gas	370	100%
Kendall	Minooka, IL	PJM	CCGT	Natural Gas	1,288	100%
Liberty	Eddystone, PA	PJM	CCGT	Natural Gas	607	100%
Ontelaunee	Reading, PA	PJM	CCGT	Natural Gas	600	100%
Sayreville	Sayreville, NJ	PJM	CCGT	Natural Gas	349	100%
Washington	Beverly, OH	PJM	CCGT	Natural Gas	711	100%
Calumet	Chicago, IL	PJM	CT	Natural Gas	380	100%
Dicks Creek	Monroe, OH	PJM	CT	Natural Gas	155	100%
Miami Fort (CT)	North Bend, OH	PJM	CT	Fuel Oil	77	100%
Pleasants	Saint Marys, WV	PJM	CT	Natural Gas	388	100%
Richland	Defiance, OH	PJM	CT	Natural Gas	423	100%
Stryker	Stryker, OH	PJM	CT	Fuel Oil	16	100%
Bellingham	Bellingham, MA	ISO-NE	CCGT	Natural Gas	566	100%
Blackstone	Blackstone, MA	ISO-NE	CCGT	Natural Gas	544	100%
Casco Bay	Veazie, ME	ISO-NE	CCGT	Natural Gas	543	100%
Lake Road	Dayville, CT	ISO-NE	CCGT	Natural Gas	827	100%
Masspower	Indian Orchard, MA	ISO-NE	CCGT	Natural Gas	281	100%
Milford	Milford, CT	ISO-NE	CCGT	Natural Gas	600	100%
Independence	Oswego, NY	NYISO	CCGT	Natural Gas	1,212	100%
Total East Segment					12,093
Moss Landing 1 & 2	Moss Landing, CA	CAISO	CCGT	Natural Gas	1,020	100%
Moss Landing	Moss Landing, CA	CAISO	Battery	Renewable	400	100%
Oakland	Oakland, CA	CAISO	CT	Fuel Oil	110	100%
Total West Segment					1,530
Coleto Creek	Goliad, TX	ERCOT	ST	Coal	650	100%
Baldwin	Baldwin, IL	MISO	ST	Coal	1,185	100%
Edwards	Bartonville, IL	MISO	ST	Coal	585	100%
Newton	Newton, IL	MISO	ST	Coal	615	100%
Joppa/EEI	Joppa, IL	MISO	ST	Coal	802	80%
Joppa CT 1-3	Joppa, IL	MISO	CT	Natural Gas	165	100%
Joppa CT 4-5	Joppa, IL	MISO	CT	Natural Gas	56	80%
Kincaid	Kincaid, IL	PJM	ST	Coal	1,108	100%
Miami Fort 7 & 8	North Bend, OH	PJM	ST	Coal	1,020	100%
Zimmer	Moscow, OH	PJM	ST	Coal	1,300	100%
Total Sunset Segment					7,486
Total capacity					38,732
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

See Note 3 to the Financial Statements for discussion of our solar and battery energy storage projects currently under development and Note 4 to the Financial Statements for discussion of our retirement of certain generation facilities.

Our wholesale commodity risk management group also procures renewable energy credits from renewable generation in ERCOT to support our electricity sales to wholesale and retail customers to satisfy the increasing demand for renewable resources from such customers. As of December 31, 2021, Vistra had long-term agreements to procure renewable energy credits from approximately 915 MW of renewable generation. These renewable generation sources deliver electricity when conditions make them available, and, when on-line, they generally compete with baseload units. Because they cannot be relied upon to meet demand continuously due to their dependence on weather and time of day, these generation sources are categorized as non-dispatchable and create the need for intermediate/load-following resources to respond to changes in their output.

Fuel Supply

Nuclear — We own and operate two nuclear generation units at the Comanche Peak plant site in ERCOT, each of which is designed for a capacity of 1,150 MW. Comanche Peak Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which occurred in 2020. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. The Comanche Peak facility operated at a capacity factor of 96%, 97% and 96% in 2021, 2020 and 2019, respectively.

We have contracts in place for all of our 2022 and 2023 nuclear fuel requirements. We do not anticipate any significant difficulties in acquiring uranium and contracting for associated conversion, enrichment and fabrication services in the foreseeable future.

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

Coal/Lignite — Our coal/lignite-fueled generation fleet is comprised of 10 generation facilities totaling 11,115 MW of generation capacity. Maintenance outages at these units are scheduled during the spring or fall off-peak demand periods. We meet our fuel requirements at our coal-fueled generation facilities in PJM and MISO with coal purchased from multiple suppliers under contracts of various lengths and transported to the facilities by either railcar or barges. We meet our fuel requirements in ERCOT using lignite that we mine at the Oak Grove generation facility and coal purchased and transported by railcar at the Coleto Creek and Martin Lake generation facilities.

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

As of February 22, 2022, there were 448,803,986 shares of common stock issued and outstanding and 620 stockholders of record.

In November 2018, we announced that the Board had adopted a common stock dividend program which we initiated in the first quarter of 2019. Our common stockholders are entitled to receive any such dividends or other distributions ratably. In February 2022, our Board declared a quarterly dividend of $0.17 per share that will be paid in March 2022. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, our results of operations, financial condition and liquidity, Delaware law and contractual limitations. For additional details, see Item 1A. Risk Factors and Note 14 to the Financial Statements.

Stock Performance Graph

The performance graph below compares Vistra's cumulative total return on common stock for the period from May 10, 2017 (the date we were listed on the NYSE) through December 31, 2021 with the cumulative total returns of the S&P 500 Stock Index (S&P 500) and the S&P Utility Index (S&P Utilities). The graph below compares the return in each period assuming that $100 was invested at May 10, 2017 in Vistra's common stock, the S&P 500 and the S&P Utilities, and that all dividends were reinvested.

Share Repurchase Program

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
October 1 - October 31, 2021	—	$—	—	$2,000
November 1 - November 30, 2021	5,094,030	$20.22	5,094,030	$1,897
December 1 - December 31, 2021	14,236,335	$21.50	14,236,335	$1,591
For the quarter ended December 31, 2021	19,330,365	$21.16	19,330,365	$1,591

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. The Share Repurchase Program supersedes the $1.5 billion share repurchase program previously announced in September 2020, which had $1.325 billion of remaining authorization as of September 30, 2021. As an initial step in our broader capital allocation plan, we intend to use all of the net proceeds from our October 2021 Series A Preferred Stock offering to repurchase shares of our outstanding common stock. We expect to complete repurchases under the Share Repurchase Program by the end of 2022.

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

Item 6.[RESERVED]

Not applicable.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this annual report on Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part I, Item 1A "Risk Factors" and other risks discussed herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part II, Item 8 of this annual report on Form 10-K for the year ended December 31, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those statements. The discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 and for the year ended December 31, 2020 compared to the year ended December 31, 2019 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2020 Form 10-K and are incorporated herein by reference.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including electricity generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East (iv) West, (v) Sunset and (vi) Asset Closure. See Note 20 to the Financial Statements for further information concerning our reportable business segments.

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

The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021 (see Note 1 to the Financial Statements), after taking into account approximately $544 million in securitization proceeds Vistra expects to receive from ERCOT as further described below. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

As part of the 2021 regular Texas legislative sessions and in response to extraordinary costs incurred by electricity market participants during Winter Storm Uri, the Texas legislature passed House Bill (HB) 4492 for ERCOT to obtain financing to distribute to load-serving entities (LSEs) that were charged and paid to ERCOT exceptionally high price adders and ancillary service costs during Winter Storm Uri. In October 2021, the PUCT issued a debt obligation order approving ERCOT's $2.1 billion financing and the methodology for allocation of proceeds to the LSEs. In December 2021, ERCOT finalized the amount of allocations to the LSEs, and we expect to receive $544 million in proceeds from ERCOT in the second quarter of 2022. We concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received are determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the $2.1 billion funding approved in the debt obligation order. Accordingly, we recognized the $544 million in expected proceeds as an expense reduction in the fourth quarter of 2021 within fuel, purchased power costs and delivery fees in our consolidated statements of operation.

We continue to be subject to the outcome of potential litigation arising from this event (including any litigation that we may pursue or be a party to); or any corrective action taken by the State of Texas, ERCOT, the RCT, or the PUCT to resettle pricing across any portion of the supply chain that is currently being considered or may be considered by any such parties. The Texas legislature also continues to consider potential legislation, such as Senate Bill (SB) 1580, which was passed in May 2021. SB 1580 may impact the total amount of balances owed by electric cooperatives to the market. The potential impact of this legislation is uncertain as the final details will be specific to each electric cooperative.

There have been several announced efforts by the state and federal governments and regulatory agencies to investigate and determine the causes of this event and its impact on consumers. We have received a civil investigative demand from the Attorney General of Texas as well as requests for information from ERCOT, NERC and other regulatory bodies related to this event and may receive additional inquiries. We are cooperating with these entities and have responded to these requests. Those efforts may result in changes in regulations that impact our industry including but not limited to additional requirements for winterization of various facets of the electricity supply chain including generation, transmission, and fuel supply; improvements in coordination among the various participants in the electricity and natural gas supply chains during any future event; potential revisions to the method or calculation of market compensation and incentives relating to the continued operation of assets that only run periodically, including during extreme weather events or other times of scarcity; and restrictions or limitations on the types of plans permitted to be offered to customers. We are continuing to monitor this situation as it develops. The full impact of litigation or any impacts of any legislative or regulatory changes or actions (including enforcement actions that may be brought against various market participants) that may occur as a result of the event could have a material impact on our business, financial condition, results of operations, or cash flows, but cannot be estimated at this time. See Note 13 to the Financial Statements for further discussion of these matters.

In response to the storm, Vistra committed to donate $5 million to assist Texas communities and individuals meet their most pressing needs, including support for food banks and food pantries, critical needs, bill payment assistance, and more. Vistra also assured residential customers across its retail brands that they would not see any near-term impact on their rates due to the winter weather event, though bills could increase due to high usage during the cold weather period in February 2021.

Furthermore, Vistra has taken or intends to take various actions to improve its risk profile for future weather-driven volatility events, including investing in improvements to further harden its coal fuel handling capabilities and to further weatherize its ERCOT fleet for even colder temperatures and longer durations; carrying more backup generation into the peak seasons after accounting for weatherization investments and ERCOT market improvements implemented going forward; contracting for incremental gas storage to support its gas fleet; adding additional dual fuel capabilities at its gas steam units and increasing fuel oil inventory at its existing dual fuel sites; participating in processes with the PUCT and ERCOT for registration of gas infrastructure as critical resources with the transmission and distribution utilities and for enhanced winterization of both gas and power assets in the state; and engaging in processes to evaluate potential market reforms.

Climate Change, Investments in Clean Energy and CO2 Reductions

Environmental Regulations — We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. Environmental regulations could have a material impact on our business, such as certain corrective action measures that may be required under the CCR rule and the ELG rule. See "Item 1. Business – Environmental Regulations and Related Considerations," and "Item 1A. Risk Factors – Regulatory and Legislative Risks" and Note 13 to the Financial Statements. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Emissions Reductions — Vistra is targeting to achieve a 60% reduction in Scope 1 and Scope 2 CO2 equivalent emissions by 2030 as compared to a 2010 baseline with a long-term goal to achieve net-zero carbon emissions by 2050, assuming necessary advancements in technology and supportive market constructs and public policy. In furtherance of Vistra's efforts to meet its net-zero target, Vistra expects to deploy multiple levers to transition the company to operating with net-zero emissions.

Green Finance Framework — In December 2021, we announced the publication of our Green Finance Framework, which allows us to issue green financial instruments to fund new or existing projects that support renewable energy and energy efficiency with alignment to our ESG initiatives. See Preferred Stock Offerings below for discussion of the Series B Preferred Securities issued under our Green Finance Framework.

Solar Generation and Energy Storage Projects — In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. We will only invest in these growth projects if we are confident in the expected returns. See Note 3 to the Financial Statements for a summary of our solar and battery energy storage projects.

CO2 Reductions — In September 2020 and December 2020, we announced our intention to retire (a) all of our remaining coal generation facilities in Illinois and Ohio, (b) one coal generation facility in Texas and (c) one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 13 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, and in July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022. See Note 4 to the Financial Statements for a summary of these planned generation retirements.

Moss Landing Outages

In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found that only a small, single digit-percentage of batteries at the facility were impacted and that the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the Battery ESS. An investigation is underway to determine the root cause of the incident. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase I was not affected by the incident, but the facility will remain offline during the assessment stage of the Moss Landing Phase II incident.

We do not expect these incidents to have a material impact on our results of operations.

Mining Reclamation Award

In October 2021, the Office of Surface Mining Reclamation and Enforcement (OSM) announced Luminant as a recipient of its 2021 Excellence in Surface Coal Mining Reclamation Award for the work done to reclaim and restore previously mined land at its Monticello-Winfield Mine. The award recognizes companies that achieve the most exemplary coal mine reclamation in the nation. Luminant has a long history of environmental stewardship, reclaiming land long before being required under federal or state law.

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

See Note 7 to the Financial Statements for a summary of certain tax-related impacts of the CARES Act to the Company.

The COVID-19 pandemic has presented potential new risks to the Company's business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company's results of operations for the years ended December 31, 2021 and 2020. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company's results of operations, financial condition and liquidity increases the longer the virus impacts the level of economic activity in the U.S. and globally. As a result, COVID-19 may have a range of impacts on the Company's operations, the full extent and scope of which are currently unknown. See Part I, Item 1A Risk Factors — The outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could have a material and adverse effect on our business, financial condition, and results of operations.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program which we initiated in the first quarter of 2019. See Note 14 to the Financial Statements for more information about our dividend program.

Preferred Stock Offerings

On October 15, 2021, we issued 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (discussed below).

On December 10, 2021, we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering) under our Green Finance Framework. The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments.

See Note 14 to the Financial Statements for more information concerning the Series A Preferred Stock and the Series B Preferred Stock.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. The Share Repurchase Program supersedes the $1.5 million share repurchase program previously announced in September 2020 (2020 Share Repurchase Program). In the three months ended December 31, 2021, 19,330,365 shares of our common stock were repurchased under the Share Repurchase Program for approximately $409 million at an average price of $21.16 per share of common stock. As of December 31, 2021, approximately $1.591 billion was available for additional repurchases under the Share Repurchase Program. From January 1, 2022 through February 22, 2022, 16,059,290 shares of our common stock had been repurchased under the Share Repurchase Program for $355 million at an average price per share of common stock of $22.07, and at February 22, 2022, $1.236 billion was available for repurchase under the Share Repurchase Program. See Note 14 to the Financial Statements for more information concerning the Share Repurchase Program and the 2020 Share Repurchase Program.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri caused an increase in our consolidated net leverage, the Company remains committed to a strong balance sheet, and the anticipated securitization proceeds from ERCOT are expected to enable us to further execute this objective. See Note 1 to the Financial Statements for details of the securitization proceeds receivable from ERCOT, Note 11 to the Financial Statements for details of our long-term debt activity, and Note 10 to the Financial Statements for details of our accounts receivable financing.

Commodity-Linked Revolving Credit Facility

On February 4, 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes. See Note 11 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Capacity Markets

PJM — Reliability Pricing Model (RPM) auction results, for the zones in which our assets are located, are as follows for each planning year:

	2021-2022	2022-2023
	(average price per MW-day)
RTO zone	$140.00	$50.00
ComEd zone	195.55	68.96
MAAC zone	140.00	95.79
EMAAC zone	165.73	97.86
ATSI zone	171.33	50.00
DEOK zone	140.00	71.69

Our capacity sales in PJM, net of purchases, aggregated by planning year and capacity type through planning year 2022-2023, are as follows:

	2021-2022		2022-2023
	East Segment	Sunset Segment	East Segment	Sunset Segment
CP auction capacity sold, net (MW)	6,384	3,028	5,500	1,519
Bilateral capacity sold, net (MW)	200	50	200	—
Total segment capacity sold, net (MW)	6,584	3,078	5,700	1,519
Average price per MW-day	$159.18	$148.83	$68.54	$70.52

NYISO — The most recent seasonal auction results for NYISO's Rest-of-State zones, in which the capacity for our Independence plant clears, are as follows for each planning period:

	Winter 2021 - 2022	Summer 2022
Price per kW-month	$1.00	$—

Due to the short-term, seasonal nature of the NYISO capacity auctions, we monetize the majority of our capacity through bilateral trades. Our capacity sales, aggregated by season through winter 2023-2024, are as follows:

	East Segment
	Winter 2021 - 2022	Summer 2022	Winter 2022 - 2023	Summer 2023	Winter 2023 - 2024
Auction capacity sold (MW)	125	—	—	—	—
Bilateral capacity sold (MW)	1,017	565	212	104	38
Total capacity sold (MW)	1,142	565	212	104	38
Average price per kW-month	$0.94	$2.18	$1.31	$1.76	$1.78

ISO-NE — The most recent Forward Capacity Auction results for ISO-NE Rest-of-Pool, in which most of our assets are located, are as follows for each planning year:

	2021-2022	2022-2023	2023-2024	2024-2025
Price per kW-month	$4.63	$3.80	$2.00	$2.61

Performance incentive rules increase capacity payments for those resources that are providing excess energy or reserves during a shortage event, while penalizing those that produce less than the required level. We continue to market and pursue longer term multi-year capacity transactions that extend through planning year 2025-2026.

	East Segment
	2021-2022	2022-2023	2023-2024	2024-2025	2025-2026
Auction capacity sold (MW)	3,037	2,996	3,091	2,967	—
Bilateral capacity sold (MW)	213	95	20	78	78
Total capacity sold (MW)	3,250	3,091	3,111	3,045	78
Average price per kW-month	$4.35	$3.92	$2.12	$3.18	$3.47

MISO — The capacity auction results for MISO Local Resource Zone 4, in which our assets are located, are as follows for each planning year:

2021-2022
Price per MW-day	$5.00

MISO capacity sales through planning year 2024-2025 are as follows:

	Sunset Segment
	2021-2022	2022-2023	2023-2024	2024-2025
Bilateral capacity sold in MISO (MW)	3,012	1,075	569	265
Total MISO segment capacity sold (MW)	3,012	1,075	569	265
Average price per kW-month	$2.31	$1.94	$2.58	$4.26

CAISO — Our capacity sales in CAISO, aggregated by calendar year for 2022 through 2023 for Moss Landing, are as follows:

	West Segment
	2022	2023
Bilateral capacity sold (Avg MW)	1,287	1,275

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

We have engaged in natural gas hedging activities to mitigate the risk of lower wholesale electricity prices that have corresponded to declines in natural gas prices. When natural gas prices are depressed, we continue to seek opportunities to manage our wholesale power price exposure through hedging activities, including forward wholesale and retail electricity sales.

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of December 31, 2021 were as follows:

	2022	2023
Nuclear/Renewable/Coal Generation:
Texas	90%	55%
Sunset	98%	47%
Gas Generation:
Texas	71%	8%
East	94%	35%
West	100%	6%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices at December 31, 2021.

	2022	2023
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$13	$53
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(11)	$(50)
Gas Generation: $1.00/MWh increase in spark spread	$13	$39
Gas Generation: $1.00/MWh decrease in spark spread	$(12)	$(37)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(6)	$(18)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$6	$10
East:
Gas Generation: $1.00/MWh increase in spark spread	$4	$32
Gas Generation: $1.00/MWh decrease in spark spread	$(2)	$(30)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(2)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$2
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(4)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$—
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$—
Sunset:
Coal Generation: $2.50/MWh increase in power price	$2	$32
Coal Generation: $2.50/MWh decrease in power price	$(1)	$(28)

Competitive Retail Markets and Customer Retention

Competitive retail activity in ERCOT has resulted in retail customer churn as customers switch retail electricity providers for various reasons. Based on numbers of meters, our total retail customer counts increased approximately 3%, 1% and 2% in 2021, 2020 and 2019, respectively. Based upon December 31, 2021 results discussed below in Results of Operations, a 1% decline in retail customers in ERCOT would result in a decline in annual revenues of approximately $56 million. In responding to the competitive landscape in the ERCOT market, we have attempted to reduce overall customer losses by focusing on the following key initiatives:

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

Exposures Related to Nuclear Asset Outages

Our nuclear assets are comprised of two generation units at the Comanche Peak facility, each with an installed nameplate generation capacity of 1,150 MW. As of December 31, 2021, these units represented approximately 6% of our total generation capacity. The nuclear generation units represent our lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage at the same time, the unfavorable impact to pretax earnings is estimated (based upon forward electricity market prices for 2022 at December 31, 2021) to be approximately $2 million per day before consideration of any costs to repair the cause of such outages or receipt of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 13 to the Financial Statements to understand the importance and limits of our insurance protection.

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

Cyber/Data Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs our information technology infrastructure, operations technology systems, supporting components, and/or associated sites utilized by the Company or one of our service providers could disrupt normal business operations and affect our ability to control our generation assets, access retail customer information and limit communication with third parties. Breaches and threats are becoming increasingly sophisticated, complex, change frequently and may be difficult to detect, and our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches. Any loss of confidential or proprietary data through a breach could materially affect our reputation, including our TXU Energy, Ambit Energy, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric brands, expose the company to legal claims, significant liabilities, reputational damage, regulatory action, and disrupt business operations, which could impair our ability to execute on business strategies.

We participate in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to, the Federal Bureau of Investigation, Cybersecurity and Infrastructure Security Agency, U.S. Department of Homeland Security, Electricity Information Sharing and Analysis Center, U.S. Cyber Emergency Response Team, the NRC and NERC.

While the Company has not experienced a cyber/data event causing any material operational, reputational or financial impact, we recognize the growing threat within the general marketplace and our industry, and are proactively making strategic investments in our perimeter and internal defenses, cyber/data security operations center and regulatory compliance activities. We have controls in place designed to protect our infrastructure, provide our employees awareness training of cybersecurity threats, routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of our information technology systems and controls, and we regularly enhance our security measures to protect our systems and data, including encryption, tokenization and authentication technologies to mitigate cybersecurity risks and increasing our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. In response to the fact that a portion of our workforce continues to work remotely and within a hybrid work environment, we have reduced our attack surface process and technology, which removes remote network risk from our internal systems, assets, or data.

We also apply the knowledge gained through industry and government organizations, external partner cyber risk and maturity assessments to continuously improve our technology, processes and services to detect, mitigate and protect our cyber and data assets.

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

Application of Critical Accounting Policies and Estimates

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

Accounting for Tax Receivable Agreement

On the Effective Date, Vistra entered into a tax receivable agreement (the TRA) with a transfer agent. Pursuant to the TRA, we issued the TRA Rights for the benefit of the first-lien creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Vistra reflected the obligation associated with TRA Rights at fair value in the amount of $574 million as of the Effective Date related to these future payment obligations. As of December 31, 2021, the TRA obligation has been adjusted to $395 million. During the year ended December 31, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $115 million as a result of adjustments to forecasted taxable income, including the financial impacts of Winter Storm Uri, and anticipated tax benefits available under current tax laws for planned additional renewable development projects. As of December 31, 2021, expected undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion. The TRA obligation value is the discounted amount of projected payments to be made each year under the TRA, based on certain assumptions, including but not limited to:

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
•a blended federal/state corporate income tax rate in all future years of 22.9%;
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
•a discount rate of 15%, which represented our view at the Effective Date of the rate that a market participant would use based on the risk associated with the uncertainty in the amount and timing of the cash flows, at the time of Emergence; and
•additional states that Vistra now operates in, the relevant tax rates of those states and how income will be apportioned to those states.

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

For the next five years, Vistra is projected to spend approximately $265 million (on a nominal basis) to achieve its reclamation objectives. During the years ended December 31, 2020 and 2019, we transferred $15 million and $135 million, respectively, in ARO obligations to third parties for remediation. Any remaining unpaid third-party obligation was reclassified to other current liabilities and other noncurrent liabilities and deferred credits in our consolidated balance sheets.

As of December 31, 2021, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.635 billion and includes an assumption that Vistra receives a license extension of 20 years from the NRC to continue to operate the Comanche Peak facility. The costs to ultimately decommission that facility are recoverable through the regulatory rate making process as part of Oncor's delivery fees and therefore changes in estimates of the ARO do not impact Vistra's earnings.

See Note 21 to the Financial Statements for additional discussion of ARO obligations and adjustments made to the ARO obligation estimates during the years ended December 31, 2021, 2020 and 2019.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. For our generation assets, possible indications include an expectation of continuing long-term declines in natural gas prices and/or market heat rates or an expectation that "more likely than not" a generation asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of our property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual generation units that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing. See Note 21 to the Financial Statements for discussion of impairments of long-lived assets recorded in the years ended December 31, 2021 and 2020.

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

Goodwill and intangible assets with indefinite useful lives, such as the intangible asset related to the trade names of TXU EnergyTM, Ambit Energy, 4Change EnergyTM, Homefield, Dynegy Energy Services, TriEagle Energy, Public Power and U.S. Gas & Electric, respectively, are required to be evaluated for impairment at least annually (we have selected October 1 as our annual goodwill test date) or whenever events or changes in circumstances indicate an impairment may exist, such as the indicators used to evaluate impairments to long-lived assets discussed above or declines in values of comparable public companies in our industry. Accounting standards allow a company to qualitatively assess if the carrying value of a reporting unit with goodwill is more likely than not less than the fair value of that reporting unit. If the entity determines the carrying value, including goodwill, is not more likely greater than the fair value, no further testing of goodwill for impairment is required. On the most recent goodwill testing date, we applied qualitative factors and determined that it was more likely than not that the fair value of our Retail and Texas Generation reporting units exceeded their carrying value at October 1, 2021. Significant qualitative factors evaluated included reporting unit financial performance and market multiples, cost factors, customer attrition, interest rates and changes in reporting unit book value.

Accounting guidance requires goodwill to be allocated to our reporting units, and at December 31, 2021, $2.461 billion of our goodwill was allocated to our Retail reporting unit and $122 million was allocated to our Texas Generation reporting unit. Goodwill impairment testing is performed at the reporting unit level. Under this goodwill impairment analysis, if at the assessment date, a reporting unit's carrying value exceeds its estimated fair value (enterprise value), the excess carrying value is written off as an impairment charge.

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

RESULTS OF OPERATIONS

Vistra Consolidated Financial Results — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Favorable (Unfavorable) $ Change
	2021	2020
Operating revenues	$12,077	$11,443	$634
Fuel, purchased power costs and delivery fees	(9,169)	(5,174)	(3,995)
Operating costs	(1,559)	(1,622)	63
Depreciation and amortization	(1,753)	(1,737)	(16)
Selling, general and administrative expenses	(1,040)	(1,035)	(5)
Impairment of long-lived and other assets	(71)	(356)	285
Operating income (loss)	(1,515)	1,519	(3,034)
Other income	140	34	106
Other deductions	(16)	(42)	26
Interest expense and related charges	(384)	(630)	246
Impacts of Tax Receivable Agreement	53	5	48
Equity in earnings of unconsolidated investment	—	4	(4)
Income (loss) before income taxes	(1,722)	890	(2,612)
Income tax (expense) benefit	458	(266)	724
Net income (loss)	$(1,264)	$624	$(1,888)

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$7,871	$2,790	$2,587	$374	$739	$—	$(2,284)	$12,077
Fuel, purchased power costs and delivery fees	(4,568)	(3,991)	(2,123)	(253)	(518)	—	2,284	(9,169)
Operating costs	(127)	(704)	(243)	(37)	(417)	(30)	(1)	(1,559)
Depreciation and amortization	(212)	(608)	(698)	(60)	(139)	—	(36)	(1,753)
Selling, general and administrative expenses	(718)	(88)	(75)	(32)	(55)	(26)	(46)	(1,040)
Impairment of long-lived and other assets	(33)	—	—	—	(38)	—	—	(71)
Operating income (loss)	2,213	(2,601)	(552)	(8)	(428)	(56)	(83)	(1,515)
Other income	1	84	—	—	15	35	5	140
Other deductions	(7)	(9)	—	—	2	—	(2)	(16)
Interest expense and related charges	(9)	14	(15)	9	(2)	(1)	(380)	(384)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	53	53
Income (loss) before income taxes	2,198	(2,512)	(567)	1	(413)	(22)	(407)	(1,722)
Income tax benefit (expense)	(2)	—	—	—	—	—	460	458
Net income (loss)	$2,196	$(2,512)	$(567)	$1	$(413)	$(22)	$53	$(1,264)

	Year Ended December 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$8,270	$4,116	$2,415	$282	$1,252	$3	$(4,895)	$11,443
Fuel, purchased power costs and delivery fees	(6,857)	(1,078)	(1,262)	(168)	(704)	—	4,895	(5,174)
Operating costs	(123)	(727)	(270)	(30)	(408)	(63)	(1)	(1,622)
Depreciation and amortization	(303)	(475)	(721)	(19)	(133)	(22)	(64)	(1,737)
Selling, general and administrative expenses	(675)	(75)	(89)	(26)	(71)	(27)	(72)	(1,035)
Impairment of long-lived assets and other assets	—	—	—	—	(356)	—	—	(356)
Operating income (loss)	312	1,761	73	39	(420)	(109)	(137)	1,519
Other income	6	3	1	1	6	10	7	34
Other deductions	1	(12)	(30)	—	2	(2)	(1)	(42)
Interest expense and related charges	(10)	8	(7)	10	(2)	—	(629)	(630)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	5	5
Equity in earnings of unconsolidated investment	—	—	4	—	—	—	—	4
Income (loss) before income taxes	309	1,760	41	50	(414)	(101)	(755)	890
Income tax expense	—	—	—	—	—	—	(266)	(266)
Net income (loss)	$309	$1,760	$41	$50	$(414)	$(101)	$(1,021)	$624

In February 2021, Winter Storm Uri resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021, after taking into account approximately $544 million in securitization proceeds Vistra expects to receive from ERCOT as further described in Note 1 to the Financial Statements. For the remainder of 2021, our operating segments delivered strong operating performance with a disciplined focus on cost management and self-help activities while generating and selling essential electricity in a safe and reliable manner.

Consolidated results decreased $3.034 billion to a net operating loss of $1.515 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020. The change in results was driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs including ancillary service costs and reliability deployment price adders. Results were adversely impacted by $759 million in pre-tax unrealized losses on commodity hedging transactions in 2021 compared to $231 million in pre-tax unrealized gains on commodity hedging transactions in 2020. Power, natural gas and coal forward market curves moved up during the year ended December 31, 2021, driving these net pre-tax unrealized losses on commodity hedging transactions.

Operating costs decreased $63 million to $1.559 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by lower LTSA costs and lower property taxes.

Interest expense and related charges decreased $246 million to $384 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 driven by $134 million in unrealized mark-to-market gains on interest rate swaps in 2021 compared to $155 million in unrealized mark-to-market losses on interest rate swaps in 2020. See Note 21 to the Financial Statements.

For the years ended December 31, 2021 and 2020, the impacts of the TRA totaled income of $53 million and $5 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the year ended December 31, 2021, income tax benefit totaled $458 million and the effective tax rate was 26.6%. For the year ended December 31, 2020, income tax benefit totaled $266 million and the effective tax rate was 29.9%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

Consolidated cash flows used in operations totaled $206 million for the year ended December 31, 2021 compared to consolidated cash flows provided by operations of $3.337 billion for the year ended December 31, 2020. The unfavorable change of $3.543 billion was primarily driven by lower cash from operations due to Winter Storm Uri impacts and higher cash margin deposits posted with third-parties. Cash margin deposits posted were driven by net pre-tax unrealized losses on commodity hedging transactions reflecting power, natural gas and coal forward market curves that moved up during the year ended December 31, 2021.

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

Adjusted EBITDA — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Favorable (Unfavorable) $ Change
	2021	2020
Net income (loss)	$(1,264)	$624	$(1,888)
Income tax expense (benefit)	(458)	266	(724)
Interest expense and related charges (a)	384	630	(246)
Depreciation and amortization (b)	1,831	1,812	19
EBITDA	493	3,332	(2,839)
Unrealized net (gain) loss resulting from commodity hedging transactions	759	(231)	990
Generation plant retirement expenses	18	43	(25)
Fresh start/purchase accounting impacts	(138)	38	(176)
Impacts of Tax Receivable Agreement	(53)	(5)	(48)
Non-cash compensation expenses	51	63	(12)
Transition and merger expenses	(8)	16	(24)
Other, including impairment of long-lived and other assets	80	375	(295)
Loss on disposal of investment in NELP	—	29	(29)
COVID-19-related expenses (c)	8	25	(17)
Winter Storm Uri impacts (d)	698	—	698
Adjusted EBITDA	$1,908	$3,685	$(1,777)
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $134 million and unrealized mark-to-market net losses on interest rate swaps of $155 million for the years ended December 31, 2021 and 2020, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $78 million and $75 million for the years ended December 31, 2021 and 2020, respectively.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)For the year ending December 31, 2021, includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols; accrual of Koch earn-out amounts that the Company will pay by the end of the second quarter of 2022; future bill credits related to Winter Storm Uri (as further described below); and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are 2022 (approximately $150 million), 2023 (approximately $67 million), 2024 (approximately $11 million) and 2025 (approximately $4 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,196	$(2,512)	$(567)	$1	$(413)	$(22)	$53	$(1,264)
Income tax expense (benefit)	2	—	—	—	—	—	(460)	(458)
Interest expense and related charges (a)	9	(14)	15	(9)	2	1	380	384
Depreciation and amortization (b)	212	686	698	60	139	—	36	1,831
EBITDA	2,419	(1,840)	146	52	(272)	(21)	9	493
Unrealized net (gain) loss resulting from commodity hedging transactions	(1,403)	1,139	655	38	330	—	—	759
Generation plant retirement expenses	—	—	—	—	18	—	—	18
Fresh start/purchase accounting impacts	2	(14)	(74)	—	(52)	—	—	(138)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(53)	(53)
Non-cash compensation expenses	—	—	—	—	—	—	51	51
Transition and merger expenses	(2)	—	—	—	—	(15)	9	(8)
Other, including impairment of long-lived and other assets	57	18	9	3	33	3	(43)	80
COVID-19-related expenses (c)	—	4	1	—	2	—	1	8
Winter Storm Uri impacts (d)	239	457	—	—	1	—	1	698
Adjusted EBITDA	$1,312	$(236)	$737	$93	$60	$(33)	$(25)	$1,908
____________
(a)Includes $134 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $78 million in the Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.
(d)Includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: allocation of ERCOT default uplift charges which are expected to be paid over more than 90 years under current protocols; accrual of Koch earn-out amounts that the Company will pay by the end of the second quarter of 2022; future bill credits related to Winter Storm Uri (as further described below); and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. We estimate the amounts to be applied in future periods are 2022 (approximately $150 million), 2023 (approximately $67 million), 2024 (approximately $11 million) and 2025 (approximately $4 million). The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Year Ended December 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$309	$1,760	$41	$50	$(414)	$(101)	$(1,021)	$624
Income tax expense	—	—	—	—	—	—	266	266
Interest expense and related charges (a)	10	(8)	7	(10)	2	—	629	630
Depreciation and amortization (b)	303	550	721	19	133	22	64	1,812
EBITDA	622	2,302	769	59	(279)	(79)	(62)	3,332
Unrealized net (gain) loss resulting from commodity hedging transactions	340	(691)	15	10	95	—	—	(231)
Generation plant retirement expenses	—	—	—	—	43	—	—	43
Fresh start/purchase accounting impacts	5	(8)	22	—	19	—	—	38
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	—	63	63
Transition and merger expenses	5	2	1	—	—	(3)	11	16
Other, including impairment of long-lived and other assets	11	26	10	4	359	1	(36)	375
Loss on disposal of investment in NELP	—	—	29	—	—	—	—	29
COVID-19-related expenses (c)	—	15	3	—	5	—	2	25
Adjusted EBITDA	$983	$1,646	$849	$73	$242	$(81)	$(27)	$3,685
____________
(a)Includes $155 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $75 million in the Texas segment.
(c)Includes material and supplies and other incremental costs related to our COVID-19 response.

Retail Segment — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Favorable (Unfavorable) Change
	2021	2020
Operating revenues:
Revenues in ERCOT	$5,943	$5,880	$63
Revenues in Northeast/Midwest	2,255	2,406	(151)
Amortization expense	(2)	(5)	3
Unrealized net losses on hedging activities (a)	(325)	(11)	(314)
Total operating revenues	$7,871	$8,270	$(399)
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(4,002)	(4,566)	564
Unrealized net gains (losses) on hedging activities with affiliates	1,719	(329)	2,048
Unrealized net gains on hedging activities	9	—	9
Delivery fees	(1,937)	(1,893)	(44)
Other costs (b)	(357)	(69)	(288)
Total fuel, purchased power costs and delivery fees	$(4,568)	$(6,857)	$2,289
Net income	$2,196	$309	$1,887
Adjusted EBITDA	$1,312	$983	$329
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	57,033	54,075	2,958
Sales volumes in Northeast/Midwest	36,070	36,274	(204)
Total retail electricity sales volumes	93,103	90,349	2,754
Weather (North Texas average) - percent of normal (c):
Cooling degree days	90.0%	90.0%
Heating degree days	92.0%	91.0%
____________
(a)For the year ended December 31, 2021, a net loss of $298 million was recognized in operating revenues due to the third quarter 2021 discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)For the year ended December 31, 2021, includes $153 million of future bill credits to large commercial and industrial customers.
(c)Weather data is obtained from Weatherbank, Inc. For the year ended December 31, 2021, normal is defined as the average over the 10-year period from December 2011 to December 2020. For the year ended December 31, 2020, normal is defined as the average over the 10-year period from December 2010 to December 2019.

The following table presents changes in net income (loss) and Adjusted EBITDA for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Year Ended December 31, 2021 Compared to 2020
Winter Storm Uri, including securitization proceeds receivable from ERCOT and bill credits	$(75)
Monetization of certain commercial positions	207
Higher margins	228
Other driven by higher SG&A expense	(31)
Change in Adjusted EBITDA	$329
Favorable impact of higher unrealized net gains on commodity hedging activities	1,743
Future bill credits and other costs related to Winter Storm Uri	(245)
Decrease in depreciation and amortization expenses	91
Other, including impairment of long-lived and other assets	(31)
Change in Net income	$1,887

Generation — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,
	Texas		East		West		Sunset
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues:
Electricity sales	$1,999	$896	$1,619	$833	$410	$289	$819	$883
Capacity revenue from ISO/RTO	—	—	(22)	(52)	1	—	184	164
Sales to affiliates	2,063	2,543	1,553	1,655	5	3	382	365
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(207)	2	(159)	159	62	(22)	241	(205)
Unrealized net gains (losses) on hedging activities	(37)	217	51	(121)	(104)	12	(713)	133
Unrealized net gains (losses) on hedging activities with affiliates	(1,028)	458	(529)	(61)	—	—	(162)	(68)
Other revenues	—	—	74	2	—	—	(12)	(20)
Operating revenues	2,790	4,116	2,587	2,415	374	282	739	1,252
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(2,829)	(960)	(2,072)	(1,225)	(251)	(166)	(810)	(744)
Fuel for generation facilities and purchased power costs from affiliates	—	6	2	(8)	—	—	(4)	2
Unrealized (gains) losses from hedging activities	133	14	(18)	8	4	—	304	45
Ancillary and other costs	(1,295)	(138)	(35)	(37)	(6)	(2)	(8)	(7)
Fuel, purchased power costs and delivery fees	(3,991)	(1,078)	(2,123)	(1,262)	(253)	(168)	(518)	(704)
Net income (loss)	$(2,512)	$1,760	$(567)	$41	$1	$50	$(413)	$(414)
Adjusted EBITDA	$(236)	$1,646	$737	$849	$93	$73	$60	$242
Production volumes (GWh):
Natural gas facilities	30,921	35,093	55,428	55,938	5,365	5,284
Lignite and coal facilities	25,513	26,013					36,953	29,971
Nuclear facilities	19,402	19,480
Solar/Battery facilities	454	432			4
Capacity factors:
CCGT facilities	43.2%	49.2%	57.6%	57.9%	60.0%	59.1%
Lignite and coal facilities	75.6%	77.1%					58.0%	47.1%
Nuclear facilities	96.3%	96.7%
Weather - percent of normal (a):
Cooling degree days	94%	98%	108%	105%	90%	130%	115%	102%
Heating degree days	94%	85%	93%	92%	111%	95%	90%	89%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Year Ended December 31,			Year Ended December 31,
	2021	2020		2021	2020
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$149.57	$21.46	PJM West Hub	$45.62	$24.55
			AEP Dayton Hub	$44.88	$24.49
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$3.82	$1.99	NYISO Zone C	$35.59	$19.37
			Massachusetts Hub	$51.81	$26.57
Average natural gas price (a):			Indiana Hub	$48.62	$26.77
TetcoM3 ($/MMBtu)	$3.40	$1.59	Northern Illinois Hub	$41.15	$22.47
Algonquin Citygates ($/MMBtu)	$4.51	$2.00
____________
(a)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	Year Ended December 31, 2021 Compared to 2020
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(447)	$(175)	$34	$(178)
Winter Storm Uri impact	(1,535)	50	—	17
Favorable/(unfavorable) change in other operating costs	19	8	(7)	(39)
Favorable/(unfavorable) change in selling, general and administrative expenses	—	10	(6)	8
Other (including other income and other deductions) (a)	81	(5)	(1)	10
Change in Adjusted EBITDA	$(1,882)	$(112)	$20	$(182)
Favorable/(unfavorable) change in depreciation and amortization	(136)	23	(41)	(6)
Change in unrealized net losses on hedging activities	(1,830)	(640)	(28)	(235)
Other, including impairment of long-lived and other assets	25	(5)	—	329
Generation plant retirement expenses	—	—	—	25
Fresh start/purchase accounting impacts	6	96	—	71
Transition and merger expenses	2	1	—	—
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	(457)	—	—	(1)
Loss on disposal of investment in NELP	—	29	—	—
Change in Net income (loss)	$(4,272)	$(608)	$(49)	$1
____________
(a)For the year ended December 31, 2021, includes insurance proceeds of $80 million in the Texas segment and $7 million in the Sunset segment.

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts, including the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues, lower margins from our natural gas-fueled power plants due to extremely high fuel costs, and, to a lesser extent, operational challenges associated with Winter Storm Uri, and unrealized hedging losses in the year ended December 31, 2021 versus unrealized hedging gains in the year ended December 31, 2020, partially offset by insurance proceeds received in 2021.

The change in East segment results was driven by lower revenue net of fuel and larger unrealized hedging losses in the year ended December 31, 2021 versus the year ended December 31, 2020, partially offset by loss on disposal of equity method investment in NELP for 100% ownership of NJEA (see Note 21 to the Financial Statements) in 2020.

The change in West segment results was driven by larger unrealized hedging losses in year ended December 31, 2021 versus the year ended December 31, 2020, partially offset by higher realized prices through hedging activities and plant optimization efforts.

The change in Sunset segment results was driven by larger unrealized hedging losses in year ended December 31, 2021 versus the year ended December 31, 2020 and lower margins due to lower realized prices and higher operating costs, partially offset by higher impairment of long-lived assets generation plant retirement expenses related to our Joppa/EEI, Kincaid and Zimmer coal generation facilities in 2020.

Asset Closure Segment — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Favorable (Unfavorable) Change
	2021	2020
Operating revenues	$—	$3	$(3)
Operating costs	(30)	(63)	33
Depreciation and amortization	—	(22)	22
Selling, general and administrative expenses	(26)	(27)	1
Operating loss	(56)	(109)	53
Other income	35	10	25
Other deductions	—	(2)	2
Interest expense and related charges	(1)	—	(1)
Income (loss) before income taxes	(22)	(101)	79
Net loss	$(22)	$(101)	$79
Adjusted EBITDA	$(33)	$(81)	$48

Operating costs for the years ended December 31, 2021 and 2020 included ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The year ended December 31, 2021 includes a gain on the settlement of rail transportation disputes (see Note 21 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2021 and 2020. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $759 million in unrealized net losses and $231 million in unrealized net gains for the years ended December 31, 2021 and 2020, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Year Ended December 31,
	2021	2020
Commodity contract net liability at beginning of period	$(75)	$(279)
Settlements/termination of positions (a)	(295)	(14)
Changes in fair value of positions in the portfolio (b)	(464)	245
Other activity (c)	(32)	(27)
Commodity contract net liability at end of period	$(866)	$(75)
____________
(a)Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). The years ended December 31, 2021 and 2020 also include reversals of $3 million and $12 million, respectively, of previously recorded unrealized losses related to commodity contracts acquired in the Merger, Crius Transaction and Ambit Transaction. The year ended December 31, 2020 includes reversals of $1 million of previously recorded unrealized losses related to Vistra beginning balances. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at December 31, 2021, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at December 31, 2021
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(631)	$(116)	$2	$—	$(745)
Prices provided by other external sources	352	(113)	1	(1)	239
Prices based on models	(72)	(83)	(108)	(97)	(360)
Total	$(351)	$(312)	$(105)	$(98)	$(866)

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 — Cash used in operating activities totaled $206 million in the year ended December 31, 2021 compared to cash provided by operating activities of $3.337 billion in the year ended December 31, 2020. The unfavorable change of $3.543 billion was primarily driven by lower cash from operations due to Winter Storm Uri impacts and higher cash margin deposits posted with third-parties. Cash margin deposits posted were driven by net pre-tax unrealized losses on commodity hedging transactions reflecting power, natural gas and coal forward market curves that moved up during the year ended December 31, 2021.

Depreciation and amortization — Depreciation and amortization expense reported as a reconciling adjustment in the consolidated statements of cash flows exceeds the amount reported in the consolidated statements of operations by $297 million, $311 million and $236 million for the year ended December 31, 2021, 2020 and 2019, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 — Cash used in investing activities totaled $1.153 billion and $1.572 billion in the years ended December 31, 2021 and 2020, respectively. Capital expenditures totaled $1.033 billion and $1,259 million in the years ended December 31, 2021 and 2020, respectively, and. consisted of the following:

	Year Ended December 31,
	2021	2020
Capital expenditures, including LTSA prepayments	$549	$770
Nuclear fuel purchases	44	88
Growth and development expenditures	440	401
Capital expenditures	1,033	$1,259

Cash used in investing activities in the year ended December 31, 2021 and 2020 also reflected net purchases of environmental allowances of $213 million and $339 million, respectively. In the year ended December 31, 2021 and 2020, we received insurance proceeds of $89 million and $35 million, respectively.

Financing Cash Flows

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 — Cash provided by financing activities totaled $2.274 billion in the year ended December 31, 2021 and cash used in financing activities totaled $1.796 billion in the year ended December 31, 2020. The change was primarily driven by:

•proceeds of $1.975 billion from the issuance of preferred stock in 2021;
•the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in 2021;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in 2021;
•redemption of $747 million principal amount of outstanding of Vistra unsecured senior notes in 2020;
•net repayment of $350 million in short-term borrowings under the Revolving Credit Facility in 2020; and
•repayment of $100 million of term loans under the Vistra Operations Credit Facilities in 2020;

partially offset by:

•$471 million in cash paid for share repurchases in 2021; and
•net repayments of $300 million under the Receivables Facility in 2021 compared to net repayments of $150 million in 2020.

Debt Activity

See Note 10 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the year ended December 31, 2021:

	December 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$1,325	$406	$919
Vistra Operations Credit Facilities — Revolving Credit Facility	1,254	1,988	(734)
Vistra Operations — Alternate Letter of Credit Facility	—	5	(5)
Total available liquidity (a)	$2,579	$2,399	$180
____________
(a)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 10 to the Financial Statements for detail on our accounts receivable financing.

The $180 million increase in available liquidity for the year ended December 31, 2021 was primarily driven by proceeds of $1.975 billion from the issuance of preferred stock in 2021, cash received from the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021 and $500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022, partially offset by cash used in operations, including higher cash margin deposits posted with third parties, $1.033 billion of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), a $734 increase in letters of credit outstanding under the Revolving Credit Facility, $290 million in dividends paid to stockholders, $471 million in cash paid for share repurchases, $300 million in net cash repayments under the accounts receivable financing facilities and the maturity of a $250 million Alternate LOC Facility. Additionally, in February 2022, we entered into a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility) (see Note 11 to the Financial Statements).

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

The maturities of our long-term debt are relatively modest until 2023. Interest payments on long-term debt are expected to total approximately $499 million in 2022, $946 million in 2023-2024, $753 million in 2025-2026 and $372 million thereafter. See Note 11 to the Financial Statements for details of our long-term debt maturities.

Our obligations under commodity purchase and services agreements, including capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments, are expected to total approximately $1.850 billion in 2022, $1.250 billion in 2023-2024, $700 million in 2025-2026 and $585 million thereafter. See Note 12 to the Financial Statements for maturities of lease liabilities and Note 13 to the Financial Statements for commitments related to long-term service and maintenance contracts.

Capital Expenditures

Estimated 2022 capital expenditures and nuclear fuel purchases as of November 5, 2021 total approximately $1.814 billion and include:

•$1.002 billion for solar and energy storage development;
•$570 million for investments in generation and mining facilities;
•$117 million for nuclear fuel purchases;
•$72 million for information technology and other corporate investments; and
•$53 million for other growth expenditures.

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

As of December 31, 2021, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$1.263 billion in cash has been posted with counterparties as compared to $257 million posted at December 31, 2020;
•$39 million in cash has been received from counterparties as compared to $33 million received at December 31, 2020;
•$1.558 billion in letters of credit have been posted with counterparties as compared to $878 million posted at December 31, 2020; and
•$35 million in letters of credit have been received from counterparties as compared to $18 million received at December 31, 2020.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's loss position in 2021 and use of NOL carryforwards. We expect to make approximately $35 million in state income tax payments, offset by $11 million in state tax refunds, and less than $1 million in TRA payments in the next 12 months.

For the year ended December 31, 2021, there were no federal income tax payments, $52 million in state income tax payments, $2 million in state income tax refunds and $2 million in TRA payments.

Capitalization

Our capitalization ratios consisted of 56% and 52% long-term debt (less amounts due currently) and 44% and 48% stockholders' equity at December 31, 2021 and 2020, respectively. Total long-term debt (including amounts due currently) to capitalization was 56% and 53% at December 31, 2021 and 2020, respectively.

Financial Covenants

The Credit Facilities Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. As of December 31, 2021, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at December 31, 2021, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $420 million in the form of letters of credit, $20 million in the form of a surety bond and $1 million of cash at December 31, 2021 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross-Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross-default" or "cross-acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.54 billion at December 31, 2021.

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

Under the Commodity-Linked Facility, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, may result in a termination of the Commodity-Linked Facility.

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

Risk Oversight

We manage the commodity price, counterparty credit and commodity-related operational risk related to the competitive energy business within limitations established by senior management and in accordance with overall risk management policies. Interest rate risk is managed centrally by our treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, position reporting and review, Value at Risk (VaR) methodologies and stress test scenarios. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, transaction authority oversight, validation of transaction capture, market price validation and reporting, and portfolio valuation and reporting, including mark-to-market, VaR and other risk measurement metrics.

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

	Year Ended December 31,
	2021	2020
Month-end average VaR	$424	$234
Month-end high VaR	$684	$361
Month-end low VaR	$222	$164

The VaR risk measures in 2021 were primarily comparable to the prior year. The increase in month-end high VaR risk measure in 2021 is driven by a larger net open position, higher forward prices and an increase in market implied volatility as compared to the prior year.

Interest Rate Risk

The following table provides information concerning our financial instruments at December 31, 2021 and 2020 that are sensitive to changes in interest rates. Debt amounts consist of the Vistra Operations Credit Facilities. See Note 11 to the Financial Statements for further discussion of these financial instruments.

	Expected Maturity Date						2021 Total Carrying Amount	2021 Total Fair Value	2020 Total Carrying Amount	2020 Total Fair Value
	2022	2023	2024	2025	2026	There-after
Long-term debt, including current maturities (a):
Variable rate debt amount	$29	$28	$29	$2,457	$—	$—	$2,543	$2,518	$2,572	$2,565
Average interest rate (b)	1.85%	1.85%	1.85%	1.85%	—%	—%	1.85%		1.90%
Debt swapped to fixed (c):
Notional amount	$—	$2,300	$—	$—	$2,300	$—	$4,600		$4,600
Average pay rate	3.77%	4.10%	4.75%	4.77%	4.77%	—%
Average receive rate	1.86%	2.24%	2.98%	3.01%	3.01%	—%
___________
(a)Unamortized premiums, discounts and debt issuance costs are excluded from the table.
(b)The weighted average interest rate presented is based on the rates in effect at December 31, 2021.
(c)Interest rate swaps have maturity dates through July 2026. Excludes $2.12 billion of debt swapped to variable that is matched against the terms of $2.12 billion of debt swapped to fixed that effectively fix the out-of-the-money position of such swaps (see Note 11 to the Financial Statements).

As of December 31, 2021, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.357 billion at December 31, 2021.

As of December 31, 2021, Retail segment credit exposure totaled approximately $900 million of primarily trade accounts receivable. Cash deposits and letters of credit held as collateral for these receivables totaled $60 million, resulting in a net exposure of $840 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of December 31, 2021, aggregate Texas, East and Sunset segments credit exposure totaled $1.457 billion including $687 million related to derivative assets and $770 million of accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East and Sunset segments exposure was $1.390 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at December 31, 2021. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$947	$24	$923
Below investment grade or no rating	510	43	467
Totals	$1,457	$67	$1,390

Significant (i.e., 10% or greater) concentration of credit exposure exists with one counterparty, which represented an aggregate $619 million, or 45%, of the total net exposure. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit ratings, the counterparty's market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
•changes in the ability of counterparties and suppliers to provide or deliver commodities, materials, or services as needed;
•beliefs and assumptions about the benefits of state- or federal-based subsidies to our market competition, and the corresponding impacts on us, including if such subsidies are disproportionately available to our competitors;
•the effects of, or changes to, market design and the power, ancillary services, and capacity procurement processes in the markets in which we operate;
•changes in market heat rates in the CAISO, ERCOT, ISO-NE, MISO, NYISO and PJM electricity markets;
•our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;
•population growth or decline, or changes in market supply or demand and demographic patterns;
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
•changes in technology (including large-scale electricity storage) used by and services offered by us;
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vistra Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statement of changes in equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Tax Receivable Agreement Obligation — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company has a tax receivable agreement (TRA) obligation that requires the Company to make annual payments to the TRA rights holders based on cash savings in income tax resulting from a step up in the tax basis of certain assets upon emergence from bankruptcy in 2016. The carrying value of the TRA obligation is based on the discounted amount of forecasted payments to the TRA rights holders. Determining the carrying value of the TRA obligation requires management to make significant estimates and assumptions in preparing its forecast of taxable income for a period of approximately 35 years. Changes to either the estimated timing or amount of expected TRA payments impact the carrying value of the obligation. As of December 31, 2021, the carrying value of the TRA obligation totaled $395 million.

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

Fair Value Measurements — Level 3 Derivative Assets and Liabilities — Refer to Notes 1 and 15 to the financial statements

Critical Audit Matter Description

The Company has assets and liabilities whose fair values are based on complex proprietary models and/or unobservable inputs. These financial instruments can span a broad array of product types and generally include (1) electricity purchases and sales that include power and heat rate positions; (2) physical electricity options, spread options, swaptions, and natural gas options; (3) forward purchase contracts of congestion revenue rights and financial transmission rights; and (4) contracts for natural gas, coal, and environmental allowances. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 derivative assets or liabilities. As of December 31, 2021, the fair value of the Level 3 derivative assets and liabilities totaled $442 million and $802 million, respectively.

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

•We obtained the Company's complete listing of derivative assets and liabilities and related fair values as of December 31, 2021, to confirm our understanding of the types of instruments outstanding.

•We assessed the consistency by which management has applied significant unobservable valuation assumptions.

•With the assistance of our energy commodity fair value specialists, we developed independent estimates of the fair value of a sample of Level 3 derivative instruments and compared our estimates to the Company's estimates.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2022

We have served as the Company's auditor since 2002.

VISTRA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Operating revenues (Note 5)	$12,077	$11,443	$11,809
Fuel, purchased power costs and delivery fees	(9,169)	(5,174)	(5,742)
Operating costs	(1,559)	(1,622)	(1,530)
Depreciation and amortization	(1,753)	(1,737)	(1,640)
Selling, general and administrative expenses	(1,040)	(1,035)	(904)
Impairment of long-lived and other assets	(71)	(356)	—
Operating income (loss)	(1,515)	1,519	1,993
Other income (Note 21)	140	34	56
Other deductions (Note 21)	(16)	(42)	(15)
Interest expense and related charges (Note 21)	(384)	(630)	(797)
Impacts of Tax Receivable Agreement (Note 8)	53	5	(37)
Equity in earnings of unconsolidated investment (Note 21)	—	4	16
Income (loss) before income taxes	(1,722)	890	1,216
Income tax (expense) benefit (Note 7)	458	(266)	(290)
Net income (loss)	(1,264)	624	926
Net (income) loss attributable to noncontrolling interest	(10)	12	2
Net income (loss) attributable to Vistra	$(1,274)	$636	$928
Weighted average shares of common stock outstanding:
Basic	482,214,544	488,668,263	494,146,268
Diluted	482,214,544	491,090,468	499,935,490
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(2.69)	$1.30	$1.88
Diluted	$(2.69)	$1.30	$1.86

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(1,264)	$624	$926
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $9, ($5) and ($4))	32	(18)	(8)
Total other comprehensive income (loss)	32	(18)	(8)
Comprehensive income (loss)	(1,232)	606	918
Comprehensive income (loss) attributable to noncontrolling interest	(10)	12	2
Comprehensive income (loss) attributable to Vistra	$(1,242)	$618	$920

See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions of Dollars)
	Year Ended December 31,
	2021	2020	2019
Cash flows — operating activities:
Net income (loss)	$(1,264)	$624	$926
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,050	2,048	1,876
Deferred income tax expense (benefit), net	(475)	230	281
Impairment of long-lived and other assets	71	356	—
Loss on disposal of investment in NELP	—	29	—
Unrealized net (gain) loss from mark-to-market valuations of commodities	759	(231)	(696)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(134)	155	220
Change in asset retirement obligation liability	(5)	7	(48)
Asset retirement obligation accretion expense	38	43	53
Impacts of Tax Receivable Agreement	(53)	(5)	37
Bad debt expense	110	110	82
Stock-based compensation	47	65	47
Other, net	41	(22)	(12)
Changes in operating assets and liabilities:
Accounts receivable — trade	(228)	(33)	(88)
Inventories	(100)	(59)	(44)
Accounts payable — trade	402	(40)	(221)
Commodity and other derivative contractual assets and liabilities	32	27	98
Margin deposits, net	(1,000)	(20)	170
Uplift securitization proceeds receivable from ERCOT	(544)	—	—
Accrued interest	13	(20)	80
Accrued taxes	(20)	22	(4)
Accrued employee incentive	(68)	39	1
Tax Receivable Agreement payment	(2)	—	(2)
Asset retirement obligation settlement	(88)	(118)	(121)
Major plant outage deferral	2	2	(19)
Other — net assets	(27)	219	(22)
Other — net liabilities	237	(91)	142
Cash provided by (used in) operating activities	(206)	3,337	2,736
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,033)	(1,259)	(713)
Ambit acquisition (net of cash acquired)	—	—	(506)
Crius acquisition (net of cash acquired)	—	—	(374)
Proceeds from sales of nuclear decommissioning trust fund securities	483	433	431
Investments in nuclear decommissioning trust fund securities	(505)	(455)	(453)
Proceeds from sales of environmental allowances	392	165	197
Purchases of environmental allowances	(605)	(504)	(322)
Insurance proceeds	89	35	23
Proceeds from sale of assets	30	24	6

VISTRA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions of Dollars)
	Year Ended December 31,
	2021	2020	2019
Other, net	(4)	(11)	(6)
Cash used in investing activities	(1,153)	(1,572)	(1,717)
Cash flows — financing activities:
Issuances of preferred stock	2,000	—	—
Issuances of long-term debt	1,250	—	6,507
Repayments/repurchases of debt	(381)	(1,008)	(7,109)
Borrowings under Term Loan A	1,250	—	—
Repayment under Term Loan A	(1,250)	—	—
Proceeds from forward capacity agreement	500	—	—
Net borrowings/(payments) under accounts receivable financing	(300)	(150)	111
Borrowings under Revolving Credit Facility	1,450	1,075	650
Repayments under Revolving Credit Facility	(1,450)	(1,425)	(300)
Debt tender offer and other financing fees	(13)	(17)	(203)
Share repurchases	(471)	—	(656)
Dividends paid to stockholders	(290)	(266)	(243)
Other, net	(21)	(5)	6
Cash provided by (used in) financing activities	2,274	(1,796)	(1,237)
Net change in cash, cash equivalents and restricted cash	915	(31)	(218)
Cash, cash equivalents and restricted cash — beginning balance	444	475	693
Cash, cash equivalents and restricted cash — ending balance	$1,359	$444	$475
See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED BALANCE SHEETS (Millions of Dollars)
	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,325	$406
Restricted cash (Note 21)	21	19
Trade accounts receivable — net (Note 21)	1,397	1,279
Income taxes receivable	15	—
Inventories (Note 21)	610	515
Commodity and other derivative contractual assets (Note 16)	2,513	748
Margin deposits related to commodity contracts	1,263	257
Uplift securitization proceeds receivable from ERCOT (Note 1)	544	—
Prepaid expense and other current assets	195	205
Total current assets	7,883	3,429
Restricted cash (Note 21)	13	19
Investments (Note 21)	2,049	1,759
Operating lease right-of-use assets (Note 12)	40	45
Property, plant and equipment — net (Note 21)	13,056	13,499
Goodwill (Note 6)	2,583	2,583
Identifiable intangible assets — net (Note 6)	2,146	2,446
Commodity and other derivative contractual assets (Note 16)	250	258
Accumulated deferred income taxes (Note 7)	1,302	838
Other noncurrent assets	361	332
Total assets	$29,683	$25,208
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 10)	$—	$300
Long-term debt due currently (Note 11)	254	95
Trade accounts payable	1,515	880
Commodity and other derivative contractual liabilities (Note 16)	3,023	789
Margin deposits related to commodity contracts	39	33
Accrued income taxes	—	16
Accrued taxes other than income	207	210
Accrued interest	143	131
Asset retirement obligations (Note 21)	104	103
Operating lease liabilities (Note 12)	5	8
Other current liabilities	553	471
Total current liabilities	5,843	3,036
Long-term debt, less amounts due currently (Note 11)	10,477	9,235
Operating lease liabilities (Note 12)	38	40
Commodity and other derivative contractual liabilities (Note 16)	804	624
Accumulated deferred income taxes (Note 7)	—	1
Tax Receivable Agreement obligation (Note 8)	394	447
Asset retirement obligations (Note 21)	2,346	2,333
Other noncurrent liabilities and deferred credits (Note 21)	1,489	1,131
Total liabilities	21,391	16,847

VISTRA CORP. CONSOLIDATED BALANCE SHEETS (Millions of Dollars)
	December 31,
	2021	2020
Commitments and Contingencies (Note 13)
Total equity (Note 14):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: December 31, 2021 — 1,000,000; December 31, 2020 — zero); Series B (liquidation preference — $1,000; shares outstanding: December 31, 2021 — 1,000,000; December 31, 2020 — zero)	2,000	—
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: December 31, 2021 — 469,072,597; December 31, 2020 — 489,305,888)	5	5
Treasury stock, at cost (shares: December 31, 2021 — 63,856,879; December 31, 2020 — 41,043,224)	(1,558)	(973)
Additional paid-in-capital	9,824	9,786
Retained deficit	(1,964)	(399)
Accumulated other comprehensive loss	(16)	(48)
Stockholders' equity	8,291	8,371
Noncontrolling interest in subsidiary	1	(10)
Total equity	8,292	8,361
Total liabilities and equity	$29,683	$25,208

See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2018	$—	$5	$(778)	$10,107	$(1,449)	$(22)	$7,863	$4	$7,867
Stock repurchases	—	—	(641)	—	—	—	(641)	—	(641)
Shares issued for tangible equity unit contracts	—	—	446	(446)	—	—	—	—	—
Effects of stock-based compensation	—	—	—	62	—	—	62	—	62
Net loss	—	—	—	—	928	—	928	(2)	926
Dividends declared on common stock	—	—	—	—	(243)	—	(243)	—	(243)
Adoption of new accounting standards	—	—	—	—	(2)	—	(2)	—	(2)
Pension and OPEB liability — change in funded status	—	—	—	—	—	(8)	(8)	—	(8)
Other	—	—	—	(2)	2	—	—	(1)	(1)
Balances at December 31, 2019	$—	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Effects of stock-based compensation	—	—	—	65	—	—	65	—	65
Net income (loss)	—	—	—	—	636	—	636	(12)	624
Dividends declared on common stock	—	—	—	—	(266)	—	(266)	—	(266)
Adoption of new accounting standard	—	—	—	—	(4)	—	(4)	—	(4)
Pension and OPEB liability — change in funded status	—	—	—	—	—	(18)	(18)	—	(18)
Investment by noncontrolling interest	—	—	—	—	—	—	—	1	1
Other	—	—	—	—	(1)	—	(1)	—	(1)
Balances at December 31, 2020	$—	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchases			(585)				(585)		(585)
Series A Preferred Stock issued	1,000	—	—	(10)	—	—	990	—	990
Series B Preferred Stock issued	1,000			(15)			985	—	985
Effects of stock-based compensation	—	—	—	60	—	—	60	—	60
Net income (loss)	—	—	—	—	(1,274)	—	(1,274)	10	(1,264)
Dividends declared on common stock	—	—	—	—	(290)	—	(290)	—	(290)
Pension and OPEB liability — change in funded status	—	—	—	—	—	32	32	—	32
Investment by noncontrolling interest	—	—	—	—	—	—	—	1	1

VISTRA CORP. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Other	—	—	—	3	(1)	—	2	—	2
Balances at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292

See Notes to the Consolidated Financial Statements.

VISTRA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the Company" are to Vistra and/or its subsidiaries, as apparent in the context. See Glossary for defined terms.

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including electricity generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users. Effective July 2, 2020, we changed our name from Vistra Energy Corp. to Vistra Corp. (Vistra) to distinguish from companies that are involved in the exploring for, producing, refining, or transporting fossil fuels (many of which use "energy" in their names) and to better reflect or integrated business model, which combines a retail electricity and natural gas business focused on serving its customers with new and innovative products and services and an electric power generation business leading the clean power transition through our Vistra Zero portfolio while powering the communities we serve with safe, reliable and affordable power.

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 20 for further information concerning our reportable business segments, including an update of our reportable segments in the third quarter of 2020.

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

Uplift Securitization Proceeds Receivable from ERCOT — As part of the 2021 regular Texas legislative sessions and in response to extraordinary costs incurred by electricity market participants during Winter Storm Uri, the Texas legislature passed House Bill (HB) 4492 for ERCOT to obtain financing to distribute to load-serving entities (LSEs) that were uplifted and paid to ERCOT exceptionally high price adders and ancillary service costs during Winter Storm Uri. In October 2021, the PUCT issued a Debt Obligation Order approving $2.1 billion financing and the methodology for allocation of proceeds to the LSEs. In December 2021, ERCOT finalized the amount of allocations to the LSEs, and we expect to receive approximately $544 million of proceeds from ERCOT. The Company accounted for the proceeds we will receive by analogy to the contribution model within Accounting Standards Codification (ASC) 958-605, Not-for-Profit Entities - Revenue Recognition and the grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to expenses in the statements of operations in the annual period for which the proceeds are intended to compensate. The proceeds are expected to be received from ERCOT in the second quarter of 2022, and we concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received were determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the $2.1 billion funding approved in the Debt Obligation Order. The associated expense reduction is reflected in fuel, purchased power costs and delivery fees within our consolidated statements of operations as that is where the initial costs for which we are being compensated were recorded.

The final financial impact of Winter Storm Uri continues to be subject to the outcome of potential litigation arising from the event, or any corrective action taken by the State of Texas, ERCOT, the RCT, or the PUCT to resettle pricing across any portion of the supply chain (i.e., fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants), that is currently being considered or may be considered by any such parties.

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

The Company's consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there have been no material adverse impacts on the Company's results of operations for the years ended December 31, 2021 and 2020.

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. See Note 7 for a summary of certain anticipated tax-related impacts of the CARES Act to the Company.

Recent Developments

Green Finance Framework — In December 2021, we announced the publication of our Green Finance Framework, which allows us to issue green financial instruments to fund new or existing projects that support renewable energy and energy efficiency with alignment to our ESG initiatives. See below and Note 14 for more information concerning the Series B Preferred Stock, which was issued in December 2021 under the Green Finance Framework.

Series B Preferred Stock Offering — On December 10, 2021, we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering) under our Green Finance Network. The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments. See Note 14 for more information concerning the Series B Preferred Stock.

Commodity-Linked Revolving Credit Facility — On February 4, 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes. See Note 11 for more information concerning the Commodity-Linked Facility.

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

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for hedge accounting, which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. As of December 31, 2021 and 2020, there were no derivative positions accounted for as cash flow or fair value hedges.

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

Advertising Expense

We expense advertising costs as incurred and include them within SG&A expenses. Advertising expenses totaled $48 million, $43 million and $49 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 21 for details of impairments of long-lived assets recorded in 2021 and 2020.

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

Income Taxes

Investment tax credits are accounted for under the deferral method, which resulted in a reduction to the basis of our solar and battery storage facilities of zero, zero and $2 million and a corresponding increase in the deferred tax assets in 2021, 2020 and 2019, respectively.

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

Adoption of Accounting Standards Issued Prior to 2021

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

Leases — On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and all related amendments (new lease standard) using the modified retrospective method with the cumulative-effect adjustment to the opening balance of retained deficit for all contracts outstanding at the time of adoption. The impact of the adoption of the new lease standard is immaterial to our net income on an ongoing basis. The primary impact of adopting the new lease standard relates to recognition of lease liabilities and ROU assets for all leases classified as operating leases. We recognized the effect of initially applying the new lease standard by recording ROU assets of $85 million and lease liabilities of $123 million in our consolidated balance sheet. See Note 12 for the disclosures required by the new lease standard.

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

2.ACQUISITIONS AND BUSINESS COMBINATION ACCOUNTING

Ambit Transaction

On November 1, 2019 (Ambit Acquisition Date), Volt Asset Company, Inc., an indirect, wholly owned subsidiary of Vistra, completed the Ambit Transaction. Ambit is an energy retailer selling both electricity and natural gas products to residential and small business customers in 16 states. Vistra funded the purchase price of $555 million (including cash acquired and net working capital) using cash on hand. All of Ambit's outstanding debt was repaid from the purchase price at closing and not assumed by Vistra.

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

Ambit Transaction and Crius Transactions Final Purchase Price Allocations
	Ambit Transaction		Crius Transaction
	Final Purchase Price Allocation	Measurement Period Adjustments recorded	Final Purchase Price Allocation	Measurement Period Adjustments recorded
Cash and cash equivalents	$49	$—	$26	$—
Net working capital	32	3	(9)	(42)
Accumulated deferred income taxes	—	—	—	(36)
Identifiable intangible assets	218	(45)	317	23
Goodwill	258	44	243	38
Commodity and other derivative contractual assets	23	—	18	—
Other noncurrent assets	13	—	17	(3)
Total assets acquired	593	2	612	(20)
Identifiable intangible liabilities	—	—	2	(34)
Long-term debt, including amounts due currently	—	—	140	—
Commodity and other derivative contractual liabilities	28	—	40	—
Accumulated deferred income taxes	—	—	14	14
Other noncurrent liabilities and deferred credits	10	2	16	—
Total liabilities assumed	38	2	212	(20)
Identifiable net assets acquired	$555	$—	$400	$—

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

Ambit and Crius Transaction Unaudited Pro Forma Financial Information — The following unaudited consolidated pro forma financial information for the year ended December 31, 2019 assumes that the Ambit and Crius Transactions occurred on January 1, 2019 (i.e., represents our results for the year ended December 31, 2019 plus the results for either Ambit Transaction or Crius Transaction for the period not owned by us, respectively). The unaudited consolidated pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Ambit Transaction and Crius Transaction been completed on January 1, 2019, nor is the unaudited consolidated pro forma financial information indicative of future results of operations, which may differ materially from the consolidated pro forma financial information presented here.

	Ambit Transaction	Crius Transaction
	Year Ended December 31, 2019	Year Ended December 31, 2019
Revenues	$12,931	$12,373
Net income (a)	$949	$876
Net income attributable to Vistra	$951	$878
Net income attributable to Vistra per weighted average share of common stock outstanding — basic	$1.92	$1.78
Net income attributable to Vistra per weighted average share of common stock outstanding — diluted	$1.90	$1.76
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

3.DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

We have announced our planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. The first 158 MW of solar generation came online in January and February 2022. Estimated commercial operation dates for the remaining facilities range from the second quarter of 2022 to fourth quarter of 2023. As of December 31, 2021, we had accumulated approximately $286 million in construction-work-in-process for these Texas segment solar generation and battery ESS projects.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). PG&E filed its application with the CPUC in January 2022, and CPUC approval is expected in the second quarter of 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023.

Moss Landing Outages — In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found that only a small, single-digit percentage of batteries at the facility were impacted and that the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the Battery ESS. An investigation is underway to determine the root cause of the incident. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase I was not affected by the incident, but the facility will remain offline during the assessment stage of the Moss Landing Phase II incident.

We do not expect these incidents to have a material impact on our results of operations.

4.RETIREMENT OF GENERATION FACILITIES

Sunset Segment

Operational results for plants with defined retirement dates identified below are included in our Sunset segment beginning in the quarter when a retirement plan is announced.

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

In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018 (see Note 13). We had previously announced that Joppa would retire no later than the end of 2027. In July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022 due to the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021. We had previously announced that Zimmer would retire no later than the end of 2027.

See Note 21 for discussion of impairments recorded in connection with these announcements.

Asset Closure Segment

Operational results for the Illinois plants retired in 2019 identified below are included in the Asset Closure segment. The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines, including those retired prior to 2019.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Dates Units Retired
Coffeen	Coffeen, IL	MISO	Coal	915	November 1, 2019
Duck Creek	Canton, IL	MISO	Coal	425	December 15, 2019
Havana	Havana, IL	MISO	Coal	434	November 1, 2019
Hennepin	Hennepin, IL	MISO	Coal	294	November 1, 2019
Total				2,068

In August 2019, we announced the planned retirement of four power plants in Illinois with a total installed nameplate generation capacity of 2,068 MW. We retired these units due to changes in the Illinois Multi-Pollutant Standard rule (MPS rule) that require us to retire approximately 2,000 MW of generation capacity. In light of the provisions of the Federal Power Act and the FERC regulations thereunder, the affected subsidiaries of Vistra identified the retired units by analyzing the economics of each of our Illinois plants and designating the least economic units for retirement. Expected plant retirement expenses of $47 million, driven by severance costs, were accrued in the year ended December 31, 2019 and were included primarily in operating costs of our Asset Closure segment in our consolidated statements of operations. In August 2019, we remeasured our pension and OPEB plans resulting in an increase to the benefit obligation liability of $21 million, pretax other comprehensive loss of $18 million and curtailment expense of $3 million recognized as other deductions in our consolidated statements of operations.

5.REVENUE

The following tables disaggregate our revenue by major source:

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$5,733	$—	$—	$—	$—	$—	$—	$5,733
Retail energy charge in Northeast/Midwest	2,255	—	—	—	—	—	—	2,255
Wholesale generation revenue from ISO/RTO	—	3,808	786	229	1,525	—	—	6,348
Capacity revenue from ISO/RTO (a)	—	—	(22)	1	184	—	—	163
Revenue from other wholesale contracts	—	2,302	602	104	193	—	—	3,201
Total revenue from contracts with customers	7,988	6,110	1,366	334	1,902	—	—	17,700
Other revenues:
Intangible amortization	(2)	—	74	—	(12)	—	—	60
Hedging and other revenues (b)	(115)	(4,355)	123	35	(1,371)	—	—	(5,683)
Affiliate sales (c)	—	1,035	1,024	5	220	—	(2,284)	—
Total other revenues	(117)	(3,320)	1,221	40	(1,163)	—	(2,284)	(5,623)
Total revenues	$7,871	$2,790	$2,587	$374	$739	$—	$(2,284)	$12,077
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $470 million of capacity purchased offset by $448 million of capacity sold. The Sunset segment includes $4 million of capacity purchased offset by $188 million of capacity sold.
(b)Includes $1.191 billion of unrealized net losses from mark-to-market valuations of commodity positions. See Note 20 for unrealized net gains (losses) by segment.
(c)Texas and East segments include $1.028 billion and $529 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

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
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $542 million of capacity purchased offset by $490 million of capacity sold. The Sunset segment includes $3 million of capacity purchased offset by $167 million of capacity sold.
(b)Includes $164 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 20 for unrealized net gains (losses) by segment.

	Year Ended December 31, 2019
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,983	$—	$—	$—	$—	$—	$—	$4,983
Retail energy charge in Northeast/Midwest	1,818	—	—	—	—	—	—	1,818
Wholesale generation revenue from ISO/RTO	—	1,477	629	193	751	194	—	3,244
Capacity revenue from ISO/RTO (a)	—	—	170	—	197	11	—	378
Revenue from other wholesale contracts	—	264	702	9	147	2	—	1,124
Total revenue from contracts with customers	6,801	1,741	1,501	202	1,095	207	—	11,547
Other revenues:
Intangible amortization	(15)	—	(4)	4	(17)	—	—	(32)
Hedging and other revenues (b)	86	(250)	37	132	247	42	—	294
Affiliate sales	—	2,345	1,256	—	277	92	(3,970)	—
Total other revenues	71	2,095	1,289	136	507	134	(3,970)	262
Total revenues	$6,872	$3,836	$2,790	$338	$1,602	$341	$(3,970)	$11,809
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $443 million of capacity purchased offset by $613 million of capacity sold. The Sunset segment includes $1 million of capacity purchased offset by $198 million of capacity sold.

(b)Includes $682 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 20 for unrealized net gains (losses) by segment.

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

Contract and Other Customer Acquisition Costs

We defer costs to acquire retail contracts and amortize these costs over the expected life of the contract. The expected life of a retail contract is calculated using historical attrition rates, which we believe to be an accurate indicator of future attrition rates. The deferred acquisition and contract cost balance as of both December 31, 2021 and 2020 was $80 million. The amortization related to these costs during the year ended December 31, 2021, 2020 and 2019 totaled $75 million, $46 million and $21 million respectively, recorded as SG&A expenses, and $6 million, $7 million and $9 million, respectively, recorded as a reduction to operating revenues in the consolidated statements of operations.

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

Performance Obligations

As of December 31, 2021, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $652 million, $310 million, $212 million, $99 million and $45 million that will be recognized in the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively, and $439 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	December 31,
	2021	2020
Trade accounts receivable from contracts with customers — net	$1,087	$1,169
Other trade accounts receivable — net	310	110
Total trade accounts receivable — net	$1,397	$1,279

6.GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table provides information regarding our goodwill balance.

Balance at December 31, 2018	$2,068
Measurement period adjustments recorded in connection with the Merger	14
Goodwill recorded in connection with the Crius Transaction	257
Goodwill recorded in connection with the Ambit Transaction	214
Balance at December 31, 2019	2,553
Measurement period adjustments recorded in connection with the Crius Transaction	(14)
Measurement period adjustments recorded in connection with the Ambit Transaction	44
Balance at December 31, 2021 and 2020	$2,583

As of December 31, 2021, the carrying value of goodwill totaled $2.583 billion and consisted of the following:

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

Goodwill and intangible assets with indefinite useful lives are required to be evaluated for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. We have selected October 1 as our annual goodwill test date. On the most recent goodwill testing date, we applied qualitative factors and determined that it was more likely than not that the fair value of our Retail and Texas Generation reporting units exceeded their carrying value at October 1, 2021. Significant qualitative factors evaluated included reporting unit financial performance and market multiples, cost factors, customer attrition and changes in reporting unit book value.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	December 31, 2021			December 31, 2020
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,083	$1,631	$452	$2,082	$1,434	$648
Software and other technology-related assets	421	206	215	414	186	228
Retail and wholesale contracts	248	206	42	272	204	68
Contractual service agreements (a)	23	2	21	51	1	50
Other identifiable intangible assets (b)	95	20	75	96	19	77
Total identifiable intangible assets subject to amortization	$2,870	$2,065	805	$2,915	$1,844	1,071
Retail trade names (not subject to amortization) (c)			1,341			1,374
Mineral interests (not currently subject to amortization)			—			1
Total identifiable intangible assets			$2,146			$2,446
____________
(a)As of December 31, 2021 and 2020, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).
(c)During the year ended December 31, 2021, we recorded a $33 million impairment to a retail trade name intangible asset.

Identifiable intangible liabilities are comprised of the following:

	Year Ended December 31,
Identifiable Intangible Liability	2021	2020
Contractual service agreements	$125	$129
Purchase and sale of power and capacity	8	87
Fuel and transportation purchase contracts	14	73
Total identifiable intangible liabilities	$147	$289

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Consolidated Statements of Operations	Remaining useful lives of identifiable intangible assets at December 31, 2021 (weighted average in years)	Year Ended December 31,
			2021	2020	2019
Retail customer relationship	Depreciation and amortization	3	$197	$283	$275
Software and other technology-related assets	Depreciation and amortization	4	74	73	61
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	3	(56)	17	23
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	5	279	223	148
Total intangible asset expense (a)			$494	$596	$507
____________
(a)Amounts recorded in depreciation and amortization totaled $275 million, $360 million and $340 million for the years ended December 31, 2021, 2020 and 2019 respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

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

•Retail trade names — Our retail trade name intangible assets represent the fair value of our retail brands, including the trade names of TXU EnergyTM, Ambit Energy, 4Change EnergyTM, Homefield Energy, Dynegy Energy Services, TriEagle Energy, Public Power and U.S. Gas & Electric, and were determined to be indefinite-lived assets not subject to amortization. These intangible assets are evaluated for impairment at least annually in accordance with accounting guidance related to goodwill and other indefinite-lived intangible assets. Significant assumptions included within the development of the fair value estimates include estimated gross margins for future periods and implied royalty rates. On the most recent testing date, we recorded an impairment charge for $33 million related to an immaterial trade name. For all other trade names, we determined it was more likely than not that the fair value of the retail trade name intangible assets exceeded their carrying values at October 1, 2021.

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

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of December 31, 2021, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2022	$202
2023	$148
2024	$99
2025	$73
2026	$49

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

Income Tax Expense (Benefit)

The components of our income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$1	$(5)	$(1)
State	16	41	10
Total current	17	36	9
Deferred:
U.S. Federal	(336)	171	260
State	(139)	59	21
Total deferred	(475)	230	281
Total	$(458)	$266	$290

Reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) recorded:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$(1,722)	$890	$1,216
U.S. federal statutory rate	21%	21%	21%
Income taxes at the U.S. federal statutory rate	(362)	187	255
Nondeductible TRA accretion	(8)	(7)	5
State tax, net of federal benefit	(2)	32	48
Federal and State return to provision adjustment	(2)	13	(17)
Nondeductible compensation	4	—	3
Nondeductible transaction costs	—	—	2
Equity awards	1	—	(4)
Valuation allowance on state NOLs	(94)	41	13
Lignite depletion	(3)	(3)	(6)
Texas gross margin amended return	—	—	(3)
Other	8	3	(6)
Income tax expense (benefit)	$(458)	$266	$290
Effective tax rate	26.6%	29.9%	23.8%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Noncurrent Deferred Income Tax Assets
Tax credit carryforwards	$76	$75
Loss carryforwards	1,193	953
Identifiable intangible assets	346	293
Long-term debt	15	19
Employee benefit obligations	121	129
Commodity contracts and interest rate swaps	238	96
Other	148	47
Total deferred tax assets	$2,137	$1,612
Noncurrent Deferred Income Tax Liabilities
Property, plant and equipment	767	632
Total deferred tax liabilities	767	632
Valuation allowance	68	143
Net Deferred Income Tax Asset	$1,302	$837

As of December 31, 2021, we had total deferred tax assets of approximately $1.302 billion that were substantially comprised of book and tax basis differences related to our generation and mining property, plant and equipment, as well as federal and state net operating loss (NOL) carryforwards. Our deferred tax assets were significantly impacted by the impacts of Winter Storm Uri as well as the Merger. For the year ended December 31, 2021, we recognized a tax benefit of $74 million on the release of state valuation allowances largely related to Illinois. Illinois enacted legislation in 2021 extending the carryforward period of net operating losses and we forecast to utilize all losses before expiration. For the year ended December 31, 2020, we recognized a partial valuation allowance of $32 million on the net operating loss carryforwards related largely to Illinois and New York due to forecasted expiration. As of December 31, 2021, we assessed the need for a valuation allowance related to our deferred tax asset and considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. In connection with our analysis, we concluded that it is more likely than not that the federal deferred tax assets will be fully utilized by future taxable income, and thus no valuation allowance was required.

As of December 31, 2021, we had $4.5 billion pre-tax net operating loss (NOL) carryforwards for federal income tax purposes that will begin to expire in 2032. As of December 31, 2021, we had no remaining AMT credits refundable through the TCJA available.

The income tax effects of the components included in accumulated other comprehensive income totaled a net deferred tax liability of $9 million at December 31, 2021 and a net deferred tax asset of $5 million at December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable AMT credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. In 2021, Vistra is benefiting from the final 163(j) regulations and able to utilize its remaining 163(j) carryforward of $12 million. Certain provisions in the final 163(j) regulations begin to sunset in 2022, for which Vistra will continue its legislative monitoring and advocacy efforts to amend consistent with the intent of the law, including the permanent addback of depreciation and amortization to adjusted taxable income. Vistra is also utilizing the CARES Act payroll deferral mechanism to defer the payment of approximately $22 million from 2020 to 2021 and 2022. We paid approximately half of the previously deferred taxes in December 2021.

Liability for Uncertain Tax Positions

Accounting guidance related to uncertain tax positions requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a "more-likely-than-not" standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.

We classify interest and penalties related to uncertain tax positions as current income tax expense. The amounts were immaterial for the years ended December 31, 2021, 2020 and 2019. The following table summarizes the changes to the uncertain tax positions, reported in accumulated deferred income taxes and other current liabilities in the consolidated balance sheets for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period, excluding interest and penalties	$39	$126	$39
Additions based on tax positions related to prior years	1	3	3
Reductions based on tax positions related to prior years	—	(90)	—
Additions based on tax positions related to the current year	—	—	87
Settlements with taxing authorities	(2)	—	(3)
Balance at end of period, excluding interest and penalties	$38	$39	$126

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $38 million at December 31, 2021.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our consolidated balance sheets, for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
TRA obligation at the beginning of the period	$450	$455	$420
Accretion expense	62	64	59
Changes in tax assumptions impacting timing of payments (a)	(115)	(69)	(22)
Impacts of Tax Receivable Agreement	(53)	(5)	37
Payments	(2)	—	(2)
TRA obligation at the end of the period	395	450	455
Less amounts due currently	(1)	(3)	—
Noncurrent TRA obligation at the end of the period	$394	$447	$455
____________
(a)During the year ended December 31, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $115 million as a result of adjustments to forecasted taxable income, including the financial impacts of Winter Storm Uri, and anticipated tax benefits available under current tax laws for planned additional renewable development projects. During the year ended December 31, 2020, we recorded a decrease to the carrying value of the TRA obligation totaling approximately $69 million as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act, changes to Section 163(j) percentage limitation amount, the impacts from the issuance of the final Section 163(j) regulations and the anticipated tax benefits from renewable development projects. During the year ended December 31, 2019, we recorded an decrease to the carrying value of the TRA obligation totaling $22 million as a result of adjustments to the timing of forecasted taxable income and state apportionment due to the expansion of Vistra's state income tax profile, including the Dynegy, Crius and Ambit acquisitions.

As of December 31, 2021, the estimated carrying value of the TRA obligation totaled $395 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of December 31, 2021, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Vistra	$(1,274)	$636	$928
Less cumulative dividends attributable to Series A Preferred Stock	(17)	—	—
Less cumulative dividends attributable to Series B Preferred Stock	(4)	—	—
Net income (loss) attributable to common stock — basic	(1,295)	636	928
Weighted average shares of common stock outstanding — basic	482,214,544	488,668,263	494,146,268
Net income (loss) per weighted average share of common stock outstanding — basic	$(2.69)	$1.30	$1.88
Dilutive securities: Stock-based incentive compensation plan	—	2,422,205	5,789,223
Weighted average shares of common stock outstanding — diluted	482,214,544	491,090,468	499,935,490
Net income (loss) per weighted average share of common stock outstanding — diluted	$(2.69)	$1.30	$1.86

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 14,412,299, 12,553,414 and 2,447,850 shares for the years ended December 31, 2021, 2020 and 2019, respectively.

10.ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In December 2020, the Receivables Facility was amended to include Ambit Texas, LLC (Ambit Texas), Value Based Brands and TriEagle Energy, as originators, and increase the commitment of the Purchasers to $500 million for the remaining term of the Receivables Facility. In February 2021, the Receivables Facility was amended to allow for a one-time, $596 million borrowing to take advantage of a higher receivable balance at such time. The borrowing limit returned to $500 million in March 2021. In March 2021, the Receivables Facility was amended to increase the commitment of the Purchasers to $600 million through the July 2021 renewal. The Receivables Facility was renewed in July 2021, extending the term of the Receivables Facility to July 2022, with the ability to borrow $600 million beginning with the settlement date in July 2021 until the settlement date in August 2021, $725 million from the settlement date in August 2021 until the settlement date in November 2021 and $600 million from the settlement date in November 2021 and thereafter for the remaining term of the Receivables Facility.

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

As of December 31, 2021, there were no outstanding borrowings under the Receivables Facility. As of December 31, 2020, outstanding borrowings under the Receivables Facility totaled $300 million and were supported by $735 million of RecCo gross receivables.

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

There were no outstanding borrowings under the Repurchase Facility at both December 31, 2021 and December 31, 2020.

11.LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	December 31,
	2021	2020
Vistra Operations Credit Facilities	$2,543	$2,572
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	—
Total Vistra Operations Senior Unsecured Notes	4,850	3,600
Other:
Forward Capacity Agreements	213	45
Equipment Financing Agreements	92	68
8.82% Building Financing due semiannually through February 11, 2022 (a)	3	10
Other	3	3
Total other long-term debt	311	126
Unamortized debt premiums, discounts and issuance costs	(73)	(68)
Total long-term debt including amounts due currently	10,731	9,330
Less amounts due currently	(254)	(95)
Total long-term debt less amounts due currently	$10,477	$9,235
____________
(a)Obligation related to a corporate office space finance lease. This obligation will be funded by amounts held in an escrow account that is reflected in current assets in our consolidated balance sheets.

Vistra Operations Credit Facilities

As of December 31, 2021, the Vistra Operations Credit Facilities consisted of up to $5.268 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.35 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.543 billion (Term Loan B-3 Facility). These amounts reflect the following transactions and amendments completed in 2021, 2020 and 2019:

•In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility were reported in short-term borrowings in our condensed consolidated balance sheet. In May 2021, Vistra Operations used the proceeds from the issuance of the Vistra Operations 4.375% senior unsecured notes due 2029 (described below), together with cash on hand, to repay the $1.250 billion borrowings under the Term Loan A Facility. We recorded an extinguishment loss of $1 million on the transaction in the nine months ended September 30, 2021.

•In March 2020, Vistra Operations repurchased and cancelled $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875. We recorded an extinguishment gain of $6 million on the transaction in the year ended December 31, 2020.

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

During the year ended December 31, 2021, we borrowed $1.450 billion and repaid $1.450 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

The Vistra Operations Credit Facilities and related available capacity at December 31, 2021 are presented below.

		December 31, 2021
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$1,471	$1,254
Term Loan B-3 Facility (b)	December 31, 2025	2,543	2,543		—
Total Vistra Operations Credit Facilities		$5,268	$2,543	$1,471	$1,254
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

As of December 31, 2021, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of December 31, 2021, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 1.86% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00. As of December 31, 2021, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of December 31, 2021, Vistra has entered into the following series of interest rate swap transactions.

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

Commodity-Linked Revolving Credit Facility

On February 4, 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Under the Commodity-Linked Facility, the borrowing base is calculated on a weekly basis based on a set of theoretical transactions which approximate the hedge portfolio of Vistra Operations and certain of its subsidiaries in certain power markets, with availability thereunder not to exceed the facility limit nor be less than zero. Vistra Operations may, at its option, borrow an amount up to the borrowing base, as adjusted from time to time, provided that if outstanding borrowings at any time would exceed the borrowing base, Vistra Operations shall make a repayment to reduce outstanding borrowings to be less than or equal to the borrowing base. Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes.

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, Vistra entered into an additional Secured LOC Facility which will also be used for general corporate purposes. As of December 31, 2021, $406 million of letters of credit were outstanding under the Secured LOC Facilities.

Alternate Letter of Credit Facilities

Two alternate letter of credit facilities (each, an Alternate LOC Facility) became effective in the years ended December 31, 2018 and 2019, respectively. One Alternate LOC Facility with an aggregate facility limit of $250 million matured in December 2020. The remaining Alternate LOC Facility with an aggregate facility limit of $250 million matured in December 2021.

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

Vistra Operations Senior Unsecured Notes

In 2019 and 2021, Vistra Operations issued and sold $3.9 billion aggregate principal amount of senior unsecured notes in offerings (the February 2019 Senior Unsecured Notes Offering, June 2019 Senior Unsecured Notes Offerings and the May 2021 Senior Unsecured Offerings) to eligible purchasers under Rule 144A and Regulation S under the Securities Act consisting of the following:

Senior Unsecured Notes	Maturity Year	Interest Terms (Due Semiannually in Arrears)	February 2019 Senior Unsecured Notes Offering (a)	June 2019 Senior Unsecured Notes Offering (b)	May 2021 Senior Unsecured Notes Offering (c)
5.625% Senior Unsecured Notes	2027	February 15 and August 15	1,300	—	—
5.000% Senior Unsecured Notes	2027	January 31 and July 31	—	1,300	—
4.375% Senior Unsecured Notes	2029	May 1 and November 1	—	—	1,250
Total			$1,300	$1,300	$1,250
Net Proceeds			$1,287	$1,287	$1,235
Debt issuance and other fees (d)			$16	$13	$15
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
(b)The 5.000% senior unsecured notes due 2027 (the June 2019 Senior Unsecured Notes) were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and Goldman Sachs & Co. LLC, as representative of the several initial purchasers. Net proceeds, together with cash on hand, were used to pay the purchase price and accrued interest (together with fees and expenses) required in connection with (i) the June 2019 Tender Offer (defined below) and (ii) the redemption of approximately $306 million of our outstanding 7.375% senior notes and approximately $87 million of our 7.625% senior unsecured notes due 2024 (7.625% senior notes) in July 2019. We recorded an extinguishment gain of $2 million on the redemptions in the year ended December 31, 2019
(c)The 4.375% senior unsecured notes due 2029 (the May 2021 Senior Unsecured Notes) were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and J.P. Morgan Securities LLC., as representative of the several initial purchasers. Net proceeds. together with cash on hand, were used to pay all amounts outstanding under the Term Loan A Facility and to pay fees and expenses of $15 million related to the offering.
(d)Capitalized as a reduction in the carrying amount of the debt.

Since 2018, Vistra Operations has issued and sold $4.850 billion aggregate principal amount of senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures governing the May 2021 Senior Unsecured Notes, the June 2019 Senior Unsecured Notes, the February 2019 Senior Unsecured Notes and the 5.500% senior unsecured notes due 2026 (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In July 2019, the Board authorized up to $1.0 billion to repay or repurchase any outstanding debt of the Company (or its subsidiaries). Through April 2020, $684 million of debt had been repurchased under the $1.0 billion July 2019 authorization, including the repurchase of $100 million principal amount of Term Loan B-3 Facility borrowings discussed above and the redemption of $81 million aggregate principal amount outstanding of 8.000% senior unsecured notes due 2025 (8.000% senior notes) discussed below. In April 2020, the Board authorized up to $1.0 billion to repay or repurchase additional outstanding debt, with this new authority superseding and replacing the $316 million of availability under the previously authorized $1.0 billion debt repurchase program. Through December 31, 2021, approximately $666 million had been repurchased under the $1.0 billion April 2020 authorization, consisting of the redemption of the Vistra 5.875% senior unsecured notes due 2023 (5.875% senior notes) and the redemption of the Vistra 8.125% senior unsecured notes due 2026 (8.125% senior notes), each as described below.

Vistra Senior Unsecured Notes

On the Merger Date, Vistra assumed $6.138 billion principal amount of Dynegy's senior unsecured notes (Vistra Senior Unsecured Notes). In June 2018, each of the Company's subsidiaries that guaranteed the Vistra Operations Credit Facilities (and did not already guarantee the senior notes) provided a guarantee on the senior notes that remained outstanding.

The following amounts reflect redemption, repurchase and tender offer transactions completed in 2019 and 2020. Vistra had no outstanding senior notes at the Parent level as of December 31, 2021 and 2020.

Vistra Senior Unsecured Notes	Maturity Year	February 2019 Tender Offer (a)	June 2019 Tender Offer (b)	2019 Redemptions (c)	2020 Redemptions (d)
6.750%Senior Unsecured Notes	2019	$—	$—	$—	$—
7.375% Senior Unsecured Notes	2022	1,193	173	341	—
5.875% Senior Unsecured Notes	2023	—	—	—	500
7.625% Senior Unsecured Notes	2024	—	672	475	—
8.034% Senior Unsecured Notes	2024	—	—	25	—
8.000% Senior Unsecured Notes	2025	—	—	—	81
8.125%Senior Unsecured Notes	2026	—	—	—	166
Total		$1,193	$845	$841	$747
Extinguishment gain/(loss)		$7	$7	$11	$11
____________
(a)In February 2019, Vistra used the net proceeds from the February 2019 Senior Unsecured Notes Offering to fund a cash tender offer (the February 2019 Tender Offer) to purchase for cash $1.193 billion aggregate principal amount of 7.375% senior notes.
(b)In June 2019, Vistra used the net proceeds from the June 2019 Notes Offering to fund a cash tender offer (the June 2019 Tender Offer) to purchase for cash $173 million of 7.375% senior notes and $672 million of 7.625% senior notes. In July 2019, Vistra accepted and settled an additional approximately $1 million aggregate principal amount of outstanding 7.625% senior notes that were tendered after the early tender date of the June 2019 Tender Offer.
(c)In November 2019, Vistra redeemed $387 million aggregate principal amount outstanding of 7.625% senior notes at a redemption price equal to 103.8% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (the 2019 Redemption). Vistra redeemed $341 million, $87 million and $25 million aggregate principal amount of 7.375% senior notes, 7.625% senior notes and 8.034% senior notes, respectively, using proceeds from the February 2019 Senior Unsecured Notes Offering and the June 2019 Senior Unsecured Notes Offerings discussed above.

(d)In January 2020, June 2020 and July 2020, Vistra redeemed aggregate principal amounts of $81 million of 8.000% senior notes, $500 million of 5.875% senior notes and $166 million of 8.125% senior notes, respectively, at redemption prices of 104%, 100.979% and 104.063%, respectively, of the aggregate principal amounts thereof, plus accrued and unpaid interest to, but excluding, the dates of redemption (the 2020 Redemptions, and together with the 2019 Redemption, the Redemptions).

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

Equipment Financing Agreements — On the Merger Date, the Company assumed the obligation of Dynegy's agreements under which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency and availability of our generation units. We financed these parts and equipment under agreements with maturities ranging from 2021 to 2026.

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

Maturities

Long-term debt maturities at December 31, 2021 are as follows:

December 31, 2021
2022	$258
2023	40
2024	1,540
2025	2,470
2026	1,006
Thereafter	5,490
Unamortized premiums, discounts and debt issuance costs	(73)
Total long-term debt, including amounts due currently	$10,731

12.LEASES

Vistra has both finance and operating leases for real estate, rail cars and equipment. Our leases have remaining lease terms for 1 to 36 years. Our leases include options to renew up to 15 years. Certain leases also contain options to terminate the lease.

Lease Cost

The following table presents costs related to lease activities:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$11	$14	$14
Finance lease:
Finance lease right-of-use asset amortization	9	7	4
Interest on lease liabilities	10	7	4
Total finance lease cost	19	14	8
Variable lease cost (a)	29	29	26
Short-term lease cost	35	31	19
Sublease income (b)	(7)	(8)	(8)
Net lease cost	$87	$80	$59
____________
(a)Represents coal stockpile management services, common area maintenance services and rail car payments based on the number of rail cars used.
(b)Represents sublease income related to real estate leases.

Balance Sheet Information

The following table presents lease related balance sheet information:

	December 31,
	2021	2020
Lease assets:
Operating lease right-of-use assets	$40	$45
Finance lease right-of-use assets (net of accumulated depreciation)	173	$182
Total lease right-of-use assets	213	227
Current lease liabilities:
Operating lease liabilities	5	8
Finance lease liabilities	8	8
Total current lease liabilities	13	16
Noncurrent lease liabilities:
Operating lease liabilities	38	40
Finance lease liabilities	235	206
Total noncurrent lease liabilities	273	246
Total lease liabilities	$286	$262

Cash Flows and Other Information

The following table presents lease related cash flows and other information:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	$17	$17
Operating cash flows from finance leases	9	5	4
Finance cash flows from finance leases	5	10	4
Non-cash disclosure upon commencement of new lease:
Right-of-use assets obtained in exchange for new operating lease liabilities	7	14	95
Right-of-use assets obtained in exchange for new finance lease liabilities	—	108	13
Non-cash disclosure upon modification of existing lease:
Modification of operating lease right-of-use assets	(4)	(1)	(41)
Modification of finance lease right-of-use assets	(1)	23	50

Weighted Average Remaining Lease Term

The following table presents weighted average remaining lease term information:

	December 31,
	2021	2020
Weighted average remaining lease term:
Operating lease	17.6 years	12.3 years
Finance lease	25.0 years	24.2 years
Weighted average discount rate:
Operating lease	5.76%	5.80%
Finance lease	4.95%	4.92%

Maturity of Lease Liabilities

The following table presents maturity of lease liabilities:

	Operating Lease	Finance Lease	Total Lease
2022	$6	$17	$23
2023	7	16	23
2024	4	17	21
2025	3	17	20
2026	3	14	17
Thereafter	51	369	420
Total lease payments	74	450	524
Less: Interest	(31)	(207)	(238)
Present value of lease liabilities	$43	$243	$286

13.COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2021, we had minimum contractual commitments under long-term service and maintenance contracts, energy-related contracts, leases and other agreements as follows.

	Long-Term Service and Maintenance Contracts (a)	Coal transportation agreements	Pipeline transportation and storage reservation fees	Water Contracts
2022	$202	$104	$86	$9
2023	268	22	54	9
2024	236	24	40	9
2025	207	25	36	9
2026	196	26	23	9
Thereafter	2,130	27	91	58
Total	$3,239	$228	$330	$103
____________
(a)Long-term service and maintenance contracts reflect expected expenditures as these contracts do not include minimum spending requirements, but can only be terminated based on events outside the control of the Company.

In addition to the commitments detailed above, we have nuclear fuel contracts with early termination penalties. As of December 31, 2021, termination costs of $54 million would be incurred if we terminated those contracts.

Expenditures under our coal purchase and coal transportation agreements totaled $850 million, $845 million, and $1.092 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of December 31, 2021, we had outstanding letters of credit totaling $1.877 billion as follows:

•$1.558 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$157 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT; and
•$61 million for other credit support requirements.

Surety Bonds

As of December 31, 2021, we had outstanding surety bonds totaling $561 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. In December 2021, we settled an individual action with Reorganized FLI, Inc., as successor to Farmland Industries, Inc., that was pending in Kansas federal court, and that case has now been dismissed. We remain as a defendant in one other action, which is a consolidated putative class action lawsuit pending in federal court in Wisconsin.

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

Koch Disputes — In March 2021, we filed a lawsuit in Texas state court against Odessa-Ector Power Partners, L.P., Koch Resources, LLC, Koch AG & Energy Solutions, LLC, and Koch Energy Services, LLC (Koch) seeking equitable relief in which we contested the amount of the February 2021 earnout payment under the terms of the 2017 asset purchase agreement (APA) with Koch. Koch subsequently filed its own related lawsuit in Delaware Chancery Court, and the Delaware Chancery Court ruled that all claims related to the APA dispute (including our equitable claims) would proceed in Delaware. We contested Koch's demand for $286 million for the February 2021 earnout payment as an unjust windfall and inconsistent with the parties' intent when they entered into the APA in 2017. We recorded a $286 million liability in other noncurrent liabilities and deferred credits in our consolidated balance sheets. In March 2021, we also filed a lawsuit in New York state court against Koch for breach of contract and ineffective notice of force majeure related to Koch's failure to deliver contracted-for quantities of gas during Winter Strom Uri, which Koch removed to federal court. In November 2021, the disputes we had with Koch were resolved to the parties' mutual satisfaction and all the lawsuits have been dismissed. The matter was resolved within the amount that was reserved and will be paid in the second quarter of 2022.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings. In addition, in January 2022, an insurance subrogation lawsuit was filed in Austin state court by over one hundred insurance companies against ERCOT, Vistra and several other defendants. The lawsuit seeks recovery of insurance funds paid out by these insurance companies to various policyholders for claims related to Winter Storm Uri. We believe we have strong defenses to this lawsuit and the other tort lawsuits and intend to defend against these cases vigorously.

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

Greenhouse Gas Emissions (GHG)

In July 2019, the EPA finalized a rule to that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by Environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In October 2021, the U.S. Supreme Court granted four petitions for certiorari of the D.C. Circuit Court's decision and consolidated the cases for review. The case is now fully briefed and scheduled for oral argument in February 2022. Additionally, in January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas's SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The BART rule is subject to the Environment Executive Order discussed above, and the EPA has stated it is starting a proceeding for reconsideration of the BART rule. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now-retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, with the matter likely being fully briefed by March 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and will be submitted to the EPA for review and approval.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In August 2017, the EPA announced that its reconsideration of the ELG rule would be limited to a review of the effluent limitations applicable to FGD and bottom ash wastewaters and the agency subsequently postponed the earliest compliance dates in the ELG rule for the application of effluent limitations for FGD and bottom ash wastewaters. Based on these administrative developments, the Fifth Circuit Court agreed to sever and hold in abeyance challenges to those effluent limitations. The remainder of the case proceeded, and in April 2019 the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. In July 2021, the EPA announced its intent to revise the ELG rule and moved to hold the 2020 ELG revision litigation in abeyance pending the EPA's completion of its reconsideration rulemaking. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021.

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet made a final determination on any of those applications.

MISO — In 2012, the Illinois Environmental Protection Agency (IEPA) issued violation notices alleging violations of groundwater standards onsite at our Baldwin and Vermilion facilities' CCR surface impoundments. These violation notices remain unresolved; however, in 2016, the IEPA approved our closure and post-closure care plans for the Baldwin old east, east, and west fly ash CCR surface impoundments. We have completed closure activities at those ponds at our Baldwin facility.

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court's dismissal of the lawsuit, but stated that PRN may refile. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. We answered that complaint in July 2021, and this matter remains in the very early stages.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 21).

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We filed our opening brief in October 2021. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule will require us to undertake further site specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been submitted and approved by the IEPA. However, the currently anticipated CCR surface impoundment and landfill closure costs, as reflected in our existing ARO liabilities, reflect the costs of closure methods that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at FERC requesting that FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We intend to vigorously defend our position, including by filing a response to the motion.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Labor Contracts

We employ certain personnel who are represented by labor unions, the terms of whose employment are governed by collective bargaining agreements. The terms of all current collective bargaining agreements covering represented personnel engaged in lignite mining operations, lignite-, coal-, natural gas- and nuclear-fueled generation operations, as well as some battery operations, expire on various dates between March 2022 and May 2024, but remain effective thereafter unless and until terminated by either party. While we cannot predict the outcome of labor contract negotiations, we do not expect any changes in our existing agreements to have a material adverse effect on our results of operations, liquidity or financial condition.

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

Under the SFP, in the event of any single nuclear liability loss in excess of $450 million at any nuclear generation facility in the U.S., each operating licensed reactor in the U.S. is subject to an annual assessment of up to $137.6 million. This approximately $137.6 million maximum assessment is subject to increases for inflation every five years, with the next expected adjustment scheduled to occur by November 2023. Assessments are currently limited to $20.5 million per operating licensed reactor per year per incident. As of December 31, 2021, our maximum potential assessment under the industry retrospective plan would be approximately $275 million per incident but no more than $41 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $450 million per accident at any nuclear facility.

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

14. EQUITY

Common Stock Issuances and Repurchases

Changes in the number of shares of common stock issued and outstanding for the years ended December 31, 2021, 2020 and 2019 are reflected in the table below.

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 31, 2018	526,031,092	(32,815,783)	493,215,309
Shares issued (a) (b)	2,716,349	18,773,958	21,490,307
Shares retired	(6,106)	—	(6,106)
Shares repurchased	—	(27,001,399)	(27,001,399)
Balance at December 31, 2019	528,741,335	(41,043,224)	487,698,111
Shares issued (a)	1,611,462	—	1,611,462
Shares retired	(3,685)	—	(3,685)
Balance at December 31, 2020	530,349,112	(41,043,224)	489,305,888
Shares issued (a)	2,583,761	—	2,583,761
Shares retired	(3,397)	—	(3,397)
Shares repurchased (c)	—	(27,988,518)	(27,988,518)
Balance at December 31, 2021	532,929,476	(69,031,742)	463,897,734
____________
(a)Shares issued includes share awards granted to nonemployee directors.
(b)The year ended December 31, 2019 includes 18,773,958 treasury shares issued in connection with the settlement of all outstanding TEUs as discussed below.
(c)Shares repurchased in the year ended December 31, 2021 include 5,174,863 of unsettled shares as of December 31, 2021.

Share Repurchase Programs

In October 2021, we announced that the Board has authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. We intend to use the net proceeds from the Offering (described below) to repurchase shares of our outstanding common stock. In the three months ended December 31, 2021, 19,330,365 shares of our common stock were repurchased under the Share Repurchase Program for approximately $409 million at an average price of $21.16 per share of common stock. As of December 31, 2021, approximately $1.591 billion was available for additional repurchases under the Share Repurchase Program. From January 1, 2022 through February 22, 2022, 16,059,290 of our common stock had been repurchased under the Share Repurchase Program for $355 million at an average price per share of common stock of $22.07, and at February 22, 2022, $1.236 billion was available for repurchase under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2022.

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

In September 2020, we announced that the Board authorized a share repurchase program (2020 Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The 2020 Share Repurchase Program was effective January 1, 2021, at which time the 2018 Share Repurchase Plan (described below) and all authorized amounts remaining thereunder terminated as of such date. In the year ended December 31, 2021, 8,658,153 shares of our common stock were repurchased under the 2020 Share Repurchase Program for approximately $175 million at an average price of $20.21 per share of common stock. The 2020 Share Repurchase Program was superseded by the Share Repurchase Program in October 2021.

In June 2018, we announced that the Board had authorized a share repurchase program under which up to $500 million of our outstanding common stock may be purchased, and this authorized amount was fully utilized in 2018. In November 2018, we announced that the Board had authorized an incremental share repurchase program under which up to $1.250 billion of our outstanding stock may be purchased, resulting in an aggregate $1.750 billion share repurchase program (collectively, 2018 Share Repurchase Program). In the year ended December 31, 2019, 26,322,166 shares of our common stock were repurchased under the 2018 Share Repurchase Program for approximately $640 million (including related fees and expenses) at an average price of $24.34 per share. There were no repurchases under the 2018 Share Repurchase Program in the year ended December 31, 2020. The 2018 Share Repurchase Program was terminated on January 1, 2021.

Preferred Stock

On October 15, 2021 (Series A Issuance Date), we issued of 1,000,000 shares of Series A Preferred Stock in a private offering (Series A Offering). The net proceeds of the Series A Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Series A Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (described above).

On December 10, 2021 (Series B Issuance Date), we issued of 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering). The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments.

The Series A Preferred Stock and the Series B Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the Series A First Reset Date (defined below) and in certain other circumstances prior to the Series A First Reset Date. The Series B Preferred Stock may be redeemed at the option of the Company at any time after the Series B First Reset Date (defined below) and in certain other circumstances prior to the Series B First Reset Date.

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

In February 2021, April 2021, July 2021 and October 2021, the Board declared quarterly dividends of $0.15 per share that were paid in March 2021, June 2021, September 2021 and December 2021, respectively.

In February 2022, the Board declared a quarterly dividend of $0.17 per share that will be paid in March 2022.

Preferred Stock — The annual dividend rate on each share of Series A Preferred Stock is 8.0% from the Series A Issuance Date to, but excluding October 15, 2026 (Series A First Reset Date). On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.07%), plus a spread of 6.93% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each April 15 and October 15, commencing on April 15, 2022, when, as and if declared by the Board.

In February 2022, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in April 2022.

The annual dividend rate on each share of Series B Preferred Stock is 7.0% from the Series B Issuance Date to, but excluding December 15, 2026 (Series B First Reset Date). On and after the Series B First Reset Date, the dividend rate on each share of Series B Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.26%), plus a spread of 5.74% per annum. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series B Preferred Stock are payable semiannually, in arrears, on each June 15 and December 15, commencing on June 15, 2022, when, as and if declared by the Board.

Dividend Restrictions

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of December 31, 2021, Vistra Operations can distribute approximately $7.3 billion to Parent under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $405 million, $1.1 billion and $3.9 billion during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of December 31, 2021, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Under the terms of the Series A Preferred Stock and the Series B Preferred Stock, unless full cumulative dividends have been or contemporaneously are being paid or declared and a sum sufficient for the payment thereof set apart for payment on all outstanding Series A Preferred Stock (and any parity securities) and Series B Preferred Stock (and any parity securities), respectively, with respect to dividends through the most recent dividend payment dates, (i) no dividend may be declared or paid or set apart for payment on any junior security (other than a dividend payable solely in junior securities with respect to both dividends and the liquidation, winding-up and dissolution of our affairs), including our common stock, and (ii) we may not redeem, purchase or otherwise acquire any parity security or junior security, including our common stock, in each case subject to certain exceptions as described in the certificate of designation of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

Accumulated Other Comprehensive Income

During the years ended December 31, 2021, 2020 and 2019, we recorded changes in the funded status of our pension and other postretirement employee benefit liability totaling $(24) million, $23 million and $11 million, respectively. During the years ended December 31, 2021, 2020 and 2019, $(8) million, $(5) million and $(3) million respectively was reclassified from accumulated other comprehensive income and reported in other deductions.

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise, price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In July 2021, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.54 (subject to further adjustment from time to time), or $52.98 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of December 31, 2021, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	December 31, 2021					December 31, 2020
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$1,408	$889	$442	$5	$2,744	$452	$201	$205	$76	$934
Interest rate swaps	—	19	—	—	19	—	72	—	—	72
Nuclear decommissioning trust – equity securities (c)	724	—	—	—	724	623	—	—	—	623
Nuclear decommissioning trust – debt securities (c)	—	679	—	—	679	—	618	—	—	618
Sub-total	$2,132	$1,587	$442	$5	4,166	$1,075	$891	$205	$76	2,247
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					557					433
Total assets					$4,723					$2,680
Liabilities:
Commodity contracts	$2,153	$650	$802	$5	$3,610	$578	$172	$183	$76	$1,009
Interest rate swaps	—	217	—	—	217	—	404	—	—	404
Total liabilities	$2,153	$867	$802	$5	$3,827	$578	$576	$183	$76	$1,413
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at December 31, 2021 and 2020:

December 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$204	$(470)	$(266)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$140	$80
						MWh
Options	1	(209)	(208)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	122	(34)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$10	$(9)
						MWh
Natural gas	29	(86)	(57)	Income Approach	Gas basis (h)	$(1)	to	$16	$8
						MMBtu
Coal	61	—	61	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	25	(3)	22
Total	$442	$(802)	$(360)

December 31, 2020
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$61	$(90)	$(29)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$43
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$25	to	$125	$75
						MWh
Options	38	(56)	(18)	Option Pricing Model	Gas to power correlation (e)	30%	to	100%	64%
					Power and gas volatility (e)	5%	to	665%	336%
Financial transmission rights	92	(16)	76	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$50	$22
						MWh
Natural gas	7	(14)	(7)	Income Approach	Gas basis (h)	$(1)	to	$—	$—
						MMBtu
Coal	1	(5)	(4)	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	6	(2)	4
Total	$205	$(183)	$22
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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2021, 2020 and 2019. See the table below for discussion of transfers between Level 2 and Level 3 for the years ended December 31, 2021, 2020 and 2019.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Net asset (liability) balance at beginning of period	$22	$(74)	$(135)
Total unrealized valuation gains (losses) (a)	(53)	(5)	8
Purchases, issuances and settlements (b):
Purchases	114	164	176
Issuances	(36)	(28)	(81)
Settlements	(314)	(90)	(64)
Transfers into Level 3 (c)	(2)	(2)	10
Transfers out of Level 3 (c)	(91)	57	12
Net change (d)	(382)	96	61
Net asset (liability) balance at end of period	$(360)	$22	$(74)
Unrealized valuation gains (losses) relating to instruments held at end of period	$(364)	$18	$(61)
____________
(a)During the year ended December 31, 2021, includes a net loss of $341 million due to the third quarter 2021 discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the year ended December 31, 2021, transfers into Level 3 primarily consist of natural gas, emissions and coal derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the year ended December 31, 2020, transfers out of Level 3 primarily consist of natural gas, power and coal derivatives where forward pricing inputs have become observable. For the year ended December 31, 2019, transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our consolidated balance sheets at December 31, 2021 and 2020. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During the year ended December 31, 2021, a net loss of $298 million was recognized in operating revenues due to the third quarter 2021 discontinuance of normal purchase and sale accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term. These amounts are reflected in commodity contracts derivative liabilities at December 31, 2021.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$2,496	$14	$3	$—	$2,513
Noncurrent assets	244	5	1	—	250
Current liabilities	—	—	(2,964)	(59)	(3,023)
Noncurrent liabilities	(1)	—	(645)	(158)	(804)
Net assets (liabilities)	$2,739	$19	$(3,605)	$(217)	$(1,064)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$665	$19	$64	$—	$748
Noncurrent assets	197	53	8	—	258
Current liabilities	(1)	—	(717)	(71)	(789)
Noncurrent liabilities	(3)	—	(288)	(333)	(624)
Net assets (liabilities)	$858	$72	$(933)	$(404)	$(407)

As of December 31, 2021 and 2020, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

	Year Ended December 31,
Derivative (consolidated statements of operations presentation)	2021	2020	2019
Commodity contracts (Operating revenues)	$(1,196)	$241	$339
Commodity contracts (Fuel, purchased power costs and delivery fees)	732	4	(1)
Interest rate swaps (Interest expense and related charges)	81	(196)	(217)
Net gain (loss)	$(383)	$49	$121

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	December 31, 2021				December 31, 2020
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,739	$(2,051)	$(27)	$661	$858	$(667)	$(11)	$180
Interest rate swaps	19	(19)	—	—	72	(72)	—	—
Total derivative assets	2,758	(2,070)	(27)	661	930	(739)	(11)	180
Derivative liabilities:
Commodity contracts	(3,605)	2,051	784	(770)	(933)	667	138	(128)
Interest rate swaps	(217)	19	—	(198)	(404)	72	—	(332)
Total derivative liabilities	(3,822)	2,070	784	(968)	(1,337)	739	138	(460)
Net amounts	$(1,064)	$—	$757	$(307)	$(407)	$—	$127	$(280)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	4,701	5,264	Million MMBtu
Electricity	440,236	438,863	GWh
Financial transmission rights (b)	224,876	217,350	GWh
Coal	25	20	Million U.S. tons
Fuel oil	87	176	Million gallons
Emissions	18	8	Million tons
Renewable energy certificates	32	18	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps - fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	December 31,
	2021	2020
Fair value of derivative contract liabilities (a)	$(1,200)	$(679)
Offsetting fair value under netting arrangements (b)	660	262
Cash collateral and letters of credit	95	35
Liquidity exposure	$(445)	$(382)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of December 31, 2021, total credit risk exposure to all counterparties related to derivative contracts totaled $3.742 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.417 billion at December 31, 2021 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to ERCOT totaling $619 million. As of December 31, 2021, the credit risk exposure to the banking and financial sector represented 54% of the total credit risk exposure and 4% of the net exposure.

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

Pension and OPEB Costs

	Year Ended December 31,
	2021	2020	2019
Pension costs	$6	$11	$9
OPEB costs	8	7	11
Total benefit costs recognized as expense	$14	$18	$20

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

Detailed Information Regarding Pension Plans and OPEB Benefits

The following information is based on a December 31, 2021, 2020 and 2019 measurement dates:

	Retirement Plan			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Assumptions Used to Determine Net Periodic Pension and Benefit Cost:
Discount rate	2.50%	3.24%	4.37%	2.51%	3.25%	4.35%
Expected rate of compensation increase	3.41%	3.29%	3.35%
Interest crediting rate for cash balance	3.00%	3.50%	3.50%
Expected return on plan assets (Vistra Plan)	3.77%	4.44%	4.80%
Expected return on plan assets (Dynegy Plan)	4.42%	5.28%	5.31%
Expected return on plan assets (EEI Plan)	4.72%	5.45%	5.56%
Expected return on plan assets (EEI Union)				6.79%	7.07%	5.36%
Expected return on plan assets (EEI Salaried)				2.95%	3.43%	4.70%
Components of Net Pension and Benefit Cost:
Service cost	$5	$6	$7	$1	$2	$2
Interest cost	16	20	25	4	4	6
Expected return on assets	(18)	(23)	(26)	(2)	(2)	(1)
Amortization of unrecognized amounts	3	1	—	5	4	3
Immediate pension and postretirement benefit cost	—	7	3	—	(1)	1
Net periodic pension and OPEB cost	$6	$11	$9	$8	$7	$11
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss and prior service (credit) cost	$(29)	$17	$11	$(12)	$5	$—
Total recognized in net periodic benefit cost and other comprehensive income	$(23)	$28	$20	$(4)	$12	$11
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	2.84%	2.50%	3.24%	2.87%	2.51%	3.25%
Expected rate of compensation increase	3.49%	3.41%	3.29%
Interest crediting rate for cash balance plans	3.00%	3.00%	3.50%

Net Actuarial Gains (Losses)

Retirement Plan — For the year ended December 31, 2021, the net actuarial gain of $24 million was driven by gains attributable to increasing discount rates due to changes in the corporate bond markets and gains attributable to actual asset performance exceeding expectations, partially offset by losses attributable to demographic assumption updates to reflect recent plan experience, actuarial assumption updates to reflect current market conditions, plan amendments, settlements and plan experience different than expected.

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

OPEB Plans — For the year ended December 31, 2021, the net actuarial gain of $7 million was driven by gains attributable to increasing discount rates due to changes in the corporate bond markets, plan experience different than expected, updates to health care claims and trend assumptions and actual asset performance exceeding expectations, partially offset by losses attributable to demographic assumption updates and life expectancy updates.

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

For the period ended December 31, 2019, the net actuarial loss of $5 million was driven by losses attributable to decreasing discount rates due to changes in the corporate bond markets and plan experience different than expected, partially offset by gains attributable to actual asset performance exceeding expectations, life expectancy changes, updates to health care related assumptions and changes due to the repeal of certain Affordable Care Act fees.

	Retirement Plan		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Change in Pension and Postretirement Benefit Obligations:
Projected benefit obligation at beginning of period	$643	$674	$157	$151
Service cost	5	6	1	2
Interest cost	16	20	4	4
Participant contributions	—	—	3	3
Lump-sum window	—	(6)	—	—
Annuity purchase	—	(29)	—	—
Actuarial loss	(11)	46	(6)	12
Benefits paid	(48)	(68)	(13)	(15)
Projected benefit obligation at end of year	$605	$643	$146	$157
Accumulated benefit obligation at end of year	$600	$639	$—	$—
Change in Plan Assets:
Fair value of assets at beginning of period	$485	$528	$37	$34
Employer contributions	1	16	9	9
Participant contributions	—	—	3	3
Lump-sum window	—	(6)	—	—
Annuity purchase	—	(29)	—	—
Actual gain on assets	30	40	3	4
Benefits paid	(46)	(64)	(13)	(13)
Fair value of assets at end of year	$470	$485	$39	$37
Funded Status:
Projected pension benefit obligation	$(605)	$(643)	$(146)	$(157)
Fair value of assets	470	485	39	37
Funded status at end of year	$(135)	$(158)	$(107)	$(120)
Amounts Recognized in the Balance Sheet Consist of:
Other noncurrent assets	$—	$—	$26	$23
Other current liabilities	—	—	(9)	(9)
Other noncurrent liabilities	(135)	(158)	(124)	(134)
Net liability recognized	$(135)	$(158)	$(107)	$(120)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net loss and prior service cost	$(13)	$(42)	$8	$20

Fair Value Measurement of Pension and OPEB Plan Assets

Retirement Plan — As of December 31, 2021 and 2020, all of the Retirement Plan assets were measured at fair value using the net asset value per share (or its equivalent) and consisted of the following:

	December 31,
	2021	2020
Asset Category:
Cash commingled trusts	11	11
Equity securities:
Global equities	149	153
Fixed income securities:
Corporate bonds (a)	199	207
Government bonds	31	37
Other (b)	30	32
Real estate	50	45
Total assets measured at net asset value	$470	$485
___________
(a)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody's.
(b)Consists primarily of high-yield bonds, emerging market debt and bank loans.

OPEB Plans — As of December 31, 2021 and 2020, the Vistra OPEB plan assets measured at fair value on a recurring basis totaled $39 million and $37 million, respectively. At December 31, 2021, assets consisted of $37 million of comingled funds valued at net asset value and $2 million of municipal bond and cash equivalent mutual funds classified as Level 1. At December 31, 2020, assets consisted of $29 million of U.S. equities classified as Level 1 and $8 million of U.S. Treasuries and municipal bonds classified as Level 2.

Pension Plans with Projected Benefit Obligations (PBO) and Accumulated Benefit Obligations (ABO)

The following table provides information regarding pension plans with PBO and ABO in excess of the fair value of plan assets.

	December 31,
	2021	2020
Pension Plans with PBO and ABO in Excess Of Plan Assets:
Projected benefit obligations	$605	$643
Accumulated benefit obligation	$600	$639
Plan assets	$470	$485

Retirement Plan Investment Strategy and Asset Allocations

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

Retirement Plan Expected Long-Term Rate of Return on Assets Assumption

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

	Retirement Plan
	Expected Long-Term Rate of Return
Asset Class:	Vistra Plan	Dynegy Plan	EEI Plan
Fixed income securities	3.1%	3.1%	3.1%
Global equity securities	6.9%	6.9%	6.9%
Real estate	5.4%	5.4%	5.4%
Credit strategies	5.5%	5.5%	5.5%
Weighted average	4.2%	4.8%	4.9%

Benefit Plan Assumed Health Care Cost Trend Rates

The following tables provide information regarding the assumed health care cost trend rates.

	December 31,
	2021	2020
Assumed Health Care Cost Trend Rates-Not Medicare Eligible:
Health care cost trend rate assumed for next year	6.30%	6.20%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029
Assumed Health Care Cost Trend Rates-Medicare Eligible:
Health care cost trend rate assumed for next year (Vistra Plan, EEI Union and EEI Salaried)	9.60%	9.10%
Health care cost trend rate assumed for next year (Split-Participant Plan)	8.90%	8.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2030

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

Assumed Discount Rate

We selected the assumed discount rates using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2021 consisted of 307 corporate bonds with an average rating of AA using Moody's, S&P and Fitch ratings.

Contributions

Contributions to the Retirement Plan for the years ended December 31, 2021, 2020 and 2019 totaled $1 million, $16 million and zero, respectively, and no contributions are expected to be made in 2022. OPEB plan funding for each year ended December 31, 2021, 2020 and 2019 totaled $9 million and funding in 2022 is expected to total $9 million.

Future Benefit Payments

Estimated future benefit payments to beneficiaries are as follows:

	2022	2023	2024	2025	2026	2027-2031
Pension benefits	$67	$42	$33	$34	$46	$162
OPEB	$10	$10	$10	$9	$9	$39

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

Aggregate employer contributions to the qualified savings plans totaled $34 million, $34 million and $27 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense is reported as SG&A in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019
Total stock-based compensation expense	$51	$63	$47
Income tax benefit	(12)	(15)	(9)
Stock based-compensation expense, net of tax	$39	$48	$38

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

Stock options outstanding at December 31, 2021 are all held by current or former employees. The following table summarizes our stock option activity:

	Year Ended December 31, 2021
	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Total outstanding at beginning of period	16,030	$19.58	6.7	$30.8
Granted	—	$—
Exercised	(894)	$14.25
Forfeited or expired	(1,189)	$28.18
Total outstanding at end of period	13,947	$19.28	5.9	$55.7
Exercisable at December 31, 2021	7,234	$17.60	5.7	$42.1

As of December 31, 2021, $12 million of unrecognized compensation cost related to unvested stock options granted under the 2016 Incentive Plan are expected to be recognized over a weighted average period of approximately 1 year.

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	Year Ended December 31, 2021
	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Total nonvested at beginning of period	2,252	$22.35
Granted	1,858	$22.61
Vested	(1,082)	$22.02
Forfeited	(217)	$23.20
Total nonvested at end of period	2,811	$22.57

As of December 31, 2021, $38 million of unrecognized compensation cost related to unvested restricted stock units granted under the 2016 Incentive Plan are expected to be recognized over a weighted average period of approximately 2 years.

We also issue Performance Stock Units (PSUs) to certain members of management on an annual basis. All PSUs have a three year performance period and a payout opportunity of 0-200% of target (100%), which is intended to be settled in shares of Vistra common stock. We recognized compensation expense associated with PSUs of $9 million, $15 million and zero for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we have $2 million of unrecognized compensation cost associated with PSUs.
19.RELATED PARTY TRANSACTIONS

In connection with Emergence, we entered into agreements with certain of our affiliates and with parties who received shares of common stock and TRA Rights in exchange for their claims.

Registration Rights Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, we entered into a Registration Rights Agreement (the RRA) with certain selling stockholders. Pursuant to the RRA, we maintain a registration statement on Form S-3 providing for registration of the resale of the Vistra common stock held by such selling stockholders. In addition, under the terms of the RRA, among other things, if we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities, we will be required to use our reasonable best efforts to offer the other parties to the RRA the opportunity to register all or part of their shares on the terms and conditions set forth in the RRA.

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

20.SEGMENT INFORMATION

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. In the third quarter of 2020, Vistra updated its reportable segments to reflect changes in how the Company's Chief Operating Decision Maker (CODM) makes operating decisions, assesses performance and allocates resources. Management believes the revised reportable segments provide enhanced transparency into the Company's long-term sustainable assets and its commitment to managing the retirement of economically and environmentally challenged plants. The following is a summary of the updated segments:

•The Sunset segment represents plants with announced retirement plans that were previously reported in the ERCOT, PJM and MISO segments. Given recent and expected future retirements of certain power plants, management believes it is important to have a segment which differentiates between operating plants with defined retirement plans and operating plants without defined retirement plans.
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

For the year ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
December 31, 2021	$7,871	$2,790	$2,587	$374	$739	$—	$—	$(2,284)	$12,077
December 31, 2020	8,270	4,116	2,415	282	1,252	3	—	(4,895)	11,443
December 31, 2019	6,872	3,836	2,790	338	1,602	341	—	(3,970)	11,809
Depreciation and amortization:
December 31, 2021	$(212)	$(608)	$(698)	$(60)	$(139)	$—	$(36)	$—	$(1,753)
December 31, 2020	(303)	(475)	(721)	(19)	(133)	(22)	(64)	—	(1,737)
December 31, 2019	(292)	(472)	(680)	(19)	(120)	—	(57)	—	(1,640)
Operating income (loss):
December 31, 2021	$2,213	$(2,601)	$(552)	$(8)	$(428)	$(56)	$(83)	$—	$(1,515)
December 31, 2020	312	1,761	73	39	(420)	(109)	(137)	—	1,519
December 31, 2019	155	1,314	398	88	271	(107)	(127)	1	1,993
Interest expense and related charges:
December 31, 2021	$(9)	$14	$(15)	$9	$(2)	$(1)	$(381)	$1	$(384)
December 31, 2020	(10)	8	(7)	10	(2)	—	(632)	3	(630)
December 31, 2019	(21)	8	(13)	—	(4)	—	(770)	3	(797)
Income tax (expense) benefit:
December 31, 2021	$(2)	$—	$—	$—	$—	$—	$460	$—	$458
December 31, 2020	—	—	—	—	—	—	(266)	—	(266)
December 31, 2019	—	—	—	—	—	—	(290)	—	(290)
Net income (loss):
December 31, 2021	$2,196	$(2,512)	$(567)	$1	$(413)	$(22)	$53	$—	$(1,264)
December 31, 2020	309	1,760	41	50	(414)	(101)	(1,021)	—	624
December 31, 2019	134	1,342	400	88	274	(109)	(1,204)	1	926
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
December 31, 2021	$1	$266	$44	$8	$31	$—	$48	$—	$398
December 31, 2020	2	388	71	2	46	—	91	—	600
December 31, 2019	1	296	61	2	58	—	69	—	487
____________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

For the year ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
December 31, 2021	$(325)	$(1,272)	$(637)	$(42)	$(634)	$—	$—	$1,719	$(1,191)
December 31, 2020	(11)	677	(23)	(10)	(140)	—	—	(329)	164
December 31, 2019	8	575	195	41	168	—	—	(305)	682
____________
(1) Amounts offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax expense is generally not reflected in net income of the segments but is reflected almost entirely in Corporate and Other net income.

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

Interest Expense and Related Charges

	Year Ended December 31,
	2021	2020	2019
Interest paid/accrued	$480	$467	$576
Unrealized mark-to-market net (gains) losses on interest rate swaps	(134)	155	220
Amortization of debt issuance costs, discounts and premiums	30	18	9
Debt extinguishment (gain) loss	1	(17)	(21)
Capitalized interest	(26)	(21)	(12)
Other	33	28	25
Total interest expense and related charges	$384	$630	$797

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 3.90%, 3.88% and 4.03% as of December 31, 2021, 2020 and 2019, respectively.

Other Income and Deductions

	Year Ended December 31,
	2021	2020	2019
Other income:
Insurance settlements (a)	$88	$6	$22
Gain on settlement of rail transportation disputes (b)	15	—	—
Sale of land (b)	9	8	—
Funds released from escrow to settle pre-petition claims of our predecessor (c)	—	—	9
Interest income	—	2	10
All other	28	18	15
Total other income	$140	$34	$56
Other deductions:
Loss on disposal of investment in NELP (d)	$—	$29	$—
All other	16	13	15
Total other deductions	$16	$42	$15
____________
(a)For the year ended December 31, 2021, $80 million reported in the Texas segment, $7 million reported in the Sunset segment and $1 million reported in the Corporate and Other non-segment. For the year ended December 31, 2020, $3 million reported in the Corporate and Other non-segment, $2 million reported in the Asset Closure segment and $1 million reported in the Texas segment. For the year ended December 31, 2019, reported in the Texas segment.
(b)Reported in the Asset Closure segment.
(c)Reported in the Corporate and Other non-segment.
(d)Reported in the East segment.

Restricted Cash

	December 31, 2021		December 31, 2020
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$21	$13	$19	$19
Total restricted cash	$21	$13	$19	$19

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

Trade Accounts Receivable

	December 31,
	2021	2020
Wholesale and retail trade accounts receivable	$1,442	$1,324
Allowance for uncollectible accounts	(45)	(45)
Trade accounts receivable — net	$1,397	$1,279

Gross trade accounts receivable as of December 31, 2021 and 2020 included unbilled retail revenues of $426 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Year Ended December 31,
	2021	2020	2019
Allowance for uncollectible accounts receivable at beginning of period (a)	$45	$42	$19
Increase for bad debt expense	110	110	82
Decrease for account write-offs	(110)	(107)	(65)
Allowance for uncollectible accounts receivable at end of period	$45	$45	$36
____________
(a)The beginning balance in 2020 includes a $6 million increase recorded due to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (see Note 1).

Inventories by Major Category

	December 31,
	2021	2020
Materials and supplies	$260	$260
Fuel stock	314	236
Natural gas in storage	36	19
Total inventories	$610	$515

Investments

	December 31,
	2021	2020
Nuclear plant decommissioning trust	$1,960	$1,674
Assets related to employee benefit plans (Note 17)	42	41
Land	44	44
Miscellaneous other	3	—
Total investments	$2,049	$1,759

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

Equity earnings related to our investment in NELP totaled $3 million and $14 million for the years ended December 31, 2020 and 2019, respectively, recorded in equity in earnings of unconsolidated investment in our consolidated statements of operations. We received distributions totaling $3 million and $22 million for the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2021	2020
Debt securities (a)	$679	$618
Equity securities (b)	1,281	1,056
Total	$1,960	$1,674
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.54% and 2.91% as of December 31, 2021 and 2020, respectively, and an average maturity of 10 years as of both December 31, 2021 and 2020.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held as of December 31, 2021 mature as follows: $247 million in one to five years, $190 million in five to 10 years and $242 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Year Ended December 31,
	2021	2020	2019
Proceeds from sales of securities	$483	$433	$431
Investments in securities	$(505)	$(455)	$(453)

Property, Plant and Equipment

	December 31,
	2021	2020
Power generation and structures	$16,195	$15,222
Land	608	617
Office and other equipment	183	173
Total	16,986	16,012
Less accumulated depreciation	(4,801)	(3,614)
Net of accumulated depreciation	12,185	12,398
Finance lease right-of-use assets (net of accumulated depreciation)	173	182
Nuclear fuel (net of accumulated amortization of $125 million and $91 million)	212	207
Construction work in progress	486	712
Property, plant and equipment — net	$13,056	$13,499

Depreciation expenses totaled $1.478 billion, $1.377 billion and $1.300 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Our property, plant and equipment consist of our power generation assets, related mining assets, information system hardware, capitalized corporate office lease space and other leasehold improvements. The estimated remaining useful lives range from 1 to 32 years for our property, plant and equipment.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. As of December 31, 2021 and 2020, asbestos removal liabilities totaled $3 million and zero million, respectively. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets.

As of December 31, 2021, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.635 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our consolidated balance sheet of $325 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our consolidated balance sheets, for the years ended December 31, 2021, 2020 and 2019:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2018	$1,276	$442	$655	$2,373
Additions:
Accretion	44	22	31	97
Adjustment for change in estimates	—	16	(1)	15
Adjustment for obligations assumed through acquisitions	—	—	(3)	(3)
Reductions:
Payments	—	(70)	(39)	(109)
Liability transfers (a)	—	—	(135)	(135)
Liability at December 31, 2019	1,320	410	508	2,238
Additions:
Accretion	46	20	23	89
Adjustment for change in estimates (b)	219	(6)	25	238
Reductions:
Payments	—	(65)	(49)	(114)
Liability transfers (a)	—	—	(15)	(15)
Liability at December 31, 2020	1,585	359	492	2,436
Additions:
Accretion	50	16	22	88
Adjustment for change in estimates	—	13	1	14
Reductions:
Payments	—	(68)	(20)	(88)
Liability at December 31, 2021	1,635	320	495	2,450
Less amounts due currently	—	(90)	(14)	(104)
Noncurrent liability at December 31, 2021	$1,635	$230	$481	$2,346
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

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	December 31,
	2021	2020
Retirement and other employee benefits (Note 17)	$276	$312
Winter Storm Uri impact (a)	261	—
Identifiable intangible liabilities (Note 6)	147	289
Regulatory liability	325	89
Finance lease liabilities	235	206
Uncertain tax positions, including accrued interest	13	12
Liability for third-party remediation	17	31
Accrued severance costs	39	54
Other accrued expenses	176	138
Total other noncurrent liabilities and deferred credits	$1,489	$1,131
____________
(a)Includes the allocation of ERCOT default uplift charges and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

Fair Value of Debt

		December 31, 2021		December 31, 2020
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,549	$2,518	$2,579	$2,565
Vistra Operations Senior Notes	Level 2	7,880	8,193	6,634	7,204
Forward Capacity Agreements	Level 3	211	211	45	45
Equipment Financing Agreements	Level 3	85	85	59	59
Building Financing	Level 2	3	3	10	10
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 15. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated statements of cash flows to the amounts reported in our consolidated balance sheets at December 31, 2021 and 2020:

	December 31,
	2021	2020
Cash and cash equivalents	$1,325	$406
Restricted cash included in current assets	21	19
Restricted cash included in noncurrent assets	13	19
Total cash, cash equivalents and restricted cash	$1,359	$444

The following table summarizes our supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
	2021	2020	2019
Cash payments related to:
Interest paid	$482	$503	$525
Capitalized interest	(26)	(21)	(12)
Interest paid (net of capitalized interest)	$456	$482	$513
Income taxes paid / (refunds received) (a)	$(50)	$(140)	$(76)
Noncash investing and financing activities:
Accrued property, plant and equipment additions (b)	$171	$19	$67
Disposition of investment in NELP	$—	$123	$—
Acquisition of investment in NJEA	$—	$90	$—
Shares issued for tangible equity unit contracts (Note 14)	$—	$—	$446
Land transferred with liability transfers	$—	$—	$16
____________
(a)For the years ended December 31, 2021, 2020 and 2019, we paid state income taxes of $52 million, $40 million and $42 million, respectively, received federal tax refunds of zero, $170 million and $115 million, respectively, and received state tax refunds of $2 million, $10 million and $3 million, respectively.
(b)Represents property, plant and equipment accruals during the period for which cash has not been paid as of the end of the period.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at December 31, 2021. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

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

The management of Vistra Corp. performed an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2021 based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2021 Vistra Corp.'s internal control over financial reporting was effective.

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

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vistra Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vistra Corp. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2022

Item 9B.OTHER INFORMATION

On February 23, 2022, our board of directors (Board) approved our amended and restated bylaws (A&R Bylaws) effective immediately. The A&R Bylaws were amended and restated, among other things, to amend advance notice requirements for stockholders to bring proposed director nominees or other items of business before a special or annual stockholders meeting, and to allow annual meetings of stockholders to be held by means of remote communication in addition to being held at any place, as determined by our Board in its sole discretion. The A&R Bylaws also reflect other technical and administrative changes.

The foregoing description of our A&R Bylaws is qualified in its entirety by the full text of the A&R Bylaws, a copy of which is included as Exhibit 3.5 to this Annual Report on Form 10-K.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Other information required by this Item is incorporated by reference to the similarly named section of Vistra Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 11.EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the similarly named section of Vistra's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock of the Company" in Vistra's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections entitled "Business Relationships and Related Person Transactions Policy" and "Director Independence" in Vistra's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the sections entitled "Principal Accounting Fees" in Vistra's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

Deloitte & Touche LLP's PCAOB ID Number is 34.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Our financial statements and financial statement schedules are incorporated under Part II, Item 8 of this annual report on Form 10-K.

(b)    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(Millions of Dollars)

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization	$(17)	$(15)	$(7)
Selling, general and administrative expenses	(53)	(72)	(62)
Operating loss	(70)	(87)	(69)
Other income	3	5	12
Interest expense and related charges	—	(7)	(88)
Impacts of Tax Receivable Agreement	53	5	(37)
Loss before income tax benefit	(14)	(84)	(182)
Income tax benefit	4	25	42
Equity in earnings of subsidiaries, net of tax	(1,264)	695	1,068
Net income (loss)	$(1,274)	$636	$928

See Notes to the Condensed Financial Statements.

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2021	2020	2019
Cash flows — operating activities:
Cash used in operating activities	$(38)	$(86)	$(58)
Cash flows — investing activities:
Capital expenditures	—	(15)	(36)
Dividend received from subsidiaries	405	1,105	3,890
Equity contribution to subsidiaries	(988)	—	—
Cash provided by investing activities	(583)	1,090	3,854
Cash flows — financing activities:
Issuances of preferred stock	2,000	—	—
Repayments/repurchases of debt	—	(747)	(2,903)
Debt tender offer and other debt financing fees	—	(17)	(123)
Stock repurchases	(471)	—	(656)
Dividends paid to stockholders	(290)	(266)	(243)
Other, net	(23)	—	—
Cash used in financing activities	1,216	(1,030)	(3,925)
Net change in cash, cash equivalents and restricted cash	595	(26)	(129)
Cash, cash equivalents and restricted cash — beginning balance	73	99	228
Cash, cash equivalents and restricted cash — ending balance	$668	$73	$99

See Notes to the Condensed Financial Statements.

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Millions of Dollars)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$668	$73
Trade accounts receivable — net	8	7
Income taxes receivable	15	—
Prepaid expense and other current assets	1	5
Total current assets	692	85
Investment in affiliated companies	7,157	8,005
Property, plant and equipment — net	3	3
Identifiable intangible assets — net	31	47
Accumulated deferred income taxes	1,016	783
Other noncurrent assets	1	2
Total assets	$8,900	$8,925
LIABILITIES AND EQUITY
Trade accounts payable	$114	$2
Accounts payable —affiliates	72	74
Accrued taxes	—	14
Other current liabilities	3	4
Total current liabilities	189	94
Tax Receivable Agreement obligations	394	447
Other noncurrent liabilities and deferred debits	25	23
Total liabilities	608	564
Total stockholders' equity	8,292	8,361
Total liabilities and equity	$8,900	$8,925

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

2.RESTRICTIONS ON SUBSIDIARIES

The Credit Facilities Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of December 31, 2021, Vistra Operations can distribute approximately $7.3 billion to Vistra Corp. (Parent) under the Credit Facilities Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Vistra Corp. (Parent) of approximately $405 million, $1.1 billion and $3.9 billion during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, Vistra Operations may make distributions to Vistra Corp. (Parent) in amounts sufficient for Vistra Corp. (Parent) to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Vistra Corp. (Parent)'s ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of December 31, 2021, all of the restricted net assets of Vistra Operations may be distributed to Vistra Corp. (Parent).

3.GUARANTEES

Vistra Corp. (Parent) has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of December 31, 2021, there are no material outstanding claims related to guarantee obligations of Vistra Corp. (Parent), and Vistra Corp. (Parent) does not anticipate it will be required to make any material payments under these guarantees in the near term.

4.DIVIDEND RESTRICTIONS

Under applicable law, Vistra Corp. (Parent) is prohibited from paying any dividend to the extent that immediately following payment of such dividend there would be no statutory surplus or Vistra Corp. (Parent) would be insolvent.

Vistra Corp. (Parent) received $405 million, $1.105 billion and $3.890 billion in dividends from its consolidated subsidiaries in the years ended December 31, 2021, 2020 and 2019, respectively. In the year ended December 31, 2021, Vistra Corp. (Parent) made an equity contribution to Vistra Operation of $988 million.

(c)    EXHIBITS:

Vistra Corp. Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2021

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	333-215288 Form S-1 (filed December 23, 2016)	2.1	—	Order of the United States Bankruptcy Court for the District of Delaware Confirming the Third Amended Joint Plan of Reorganization

2.2	001-38086 Form 8-K (filed October 31, 2017)	2.1	—	Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy Corp. (now known as Vistra Corp.) and Dynegy, Inc.

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	001-38086 Form 8-K (filed on October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	001-38086 Form 8-K (filed on December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

Exhibits	Previously Filed With File Number*	As Exhibit
3.5	**		—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed on August 23, 2018)	4.1	—
Indenture for 5.500% Senior Note due 2026, dated as of August 22, 2018, among Vistra Operations Company LLC, as issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.2	001-38086 Form 8-K (filed on August 23, 2018)	4.2	—	Form of Rule 144A Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4.3	001-38086 Form 8-K (filed on August 23, 2018)	4.3	—	Form of Regulation S Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4.4	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.5	—	First Supplemental Indenture for the 5.500% Senior Notes due 2026, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.5	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.36	—	Second Supplemental Indenture for the 5.500% Senior Notes due 2026, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.6	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.5	—	Third Supplemental Indenture for the 5.500% Senior Notes due 2026, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.7	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.6	—	Fourth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.8	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.8	—	Fifth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.9	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.9	—	Sixth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.10	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.3	—	Seventh Supplemental Indenture for the 5.500% Senior Notes due 2026, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.11	**		—	Eighth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.12	001-38086 Form 8-K (filed on February 6, 2019)	4.1	—
Indenture for 5.625% Senior Note due 2027, dated as of February 6, 2019, among Vistra Operations Company LLC, as issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.13	001-38086 Form 8-K (filed on February 6, 2019)	4.2	—	Form of Rule 144A Global Security for 5.625% Senior Note due 2027 (included in Exhibit 4.1)

Exhibits	Previously Filed With File Number*	As Exhibit
4.14	001-38086 Form 8-K (filed on February 6, 2019)	4.3	—	Form of Regulation S Global Security for 5.625% Senior Note due 2027 (included in Exhibit 4.1)

4.15	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.6	—	First Supplemental Indenture for the 5.625% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.16	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.41	—	Second Supplemental Indenture for the 5.625% Senior Notes due 2027, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.17	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.7	—	Third Supplemental Indenture for the 5.625% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.18	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.8	—	Fourth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.19	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.17	—	Fifth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.20	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.18	—	Sixth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.21	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.4	—	Seventh Supplemental Indenture for the 5.625% Senior Notes due 2027, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.22	**		—	Eighth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.23	001-38086 Form 8-K (filed on June 24, 2019)	4.1	—
Indenture for 5.00% Senior Notes due 2027, dated as of June 21, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.24	001-38086 Form 8-K (filed on June 24, 2019)	4.2	—	Form of Rule 144A Global Security for 5.00% Senior Notes due 2027 (included in Exhibit 4.1)

4.25	001-38086 Form 8-K (filed on June 24, 2019)	4.3	—	Form of Regulation S Global Security for 5.00% Senior Notes due 2027 (included in Exhibit 4.1)

4.26	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.7	—	First Supplemental Indenture for the 5.000% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.27	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.46	—	Second Supplemental Indenture for the 5.000% Senior Notes due 2027, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.28	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.9	—	Third Supplemental Indenture for the 5.000% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.29	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.10	—	Fourth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.30	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.26	—	Fifth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.31	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.27	—	Sixth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.32	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.5	—	Seventh Supplemental Indenture for the 5.000% Senior Notes due 2027, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.33	**		—	Eighth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.34	001-38086 Form 8-K (filed on June 17, 2019)	4.1	—	Indenture, dated as of June 11, 2019, between Vistra Operations Company LLC, as Issuer, and Wilmington Trust, National Association, as Trustee

4.35	001-38086 Form 8-K (filed on June 17, 2019)	4.2	—
Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes Due 2029, dated as of June 11, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.36	001-38086 Form 8-K (filed on June 17, 2019)	4.3	—	Form of Rule 144A Global Security for 3.55% Senior Notes due 2024 (included in Exhibit 4.2)

4.37	001-38086 Form 8-K (filed on June 17, 2019)	4.4	—	Form of Rule 144A Global Security for 4.30% Senior Notes due 2029 (included in Exhibit 4.2)

4.38	001-38086 Form 8-K (filed on June 17, 2019)	4.5	—	Form of Regulation S Global Security for 3.55% Senior Notes due 2024 (included in Exhibit 4.2)

4.39	001-38086 Form 8-K (filed on June 17, 2019)	4.6	—	Form of Regulation S Global Security for 4.30% Senior Notes due 2029 (included in Exhibit 4.2)

4.40	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.8	—
Second Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes due 2029, dated as of August 30, 2019, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.41	001-38086 Form 8-K (filed on November 21, 2019)	4.1	—
Third Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes due 2029, dated as of October 25, 2019, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.42	001-38086 Form 8-K (filed on November 21, 2019)	4.2	—
Fourth Supplemental Indenture, dated as of November 15, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.43	001-38086 Form 8-K (filed on November 21, 2019)	4.3	—	Form of Rule 144A Global Security for 3.70% Senior Note due 2027 (included in Exhibit 4.2)

4.44	001-38086 Form 8-K (filed on November 21, 2019)	4.4	—	Form of Regulation S Global Security for 3.70% Senior Note due 2027 (included in Exhibit 4.2)

4.45	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.11	—
Fifth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of January 31, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.46	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.12	—
Sixth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of March 26, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.47	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.41	—
Seventh Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of October 7, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.48	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.42	—
Eighth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of January 8, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.49	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.6	—
Ninth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.50	**		—
Tenth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of December 28, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.51	001-38086 Form 8-K (filed on May 11, 2021)	4.1	—
Indenture for 4.375% Senior Notes due 2029, dated as of May 10, 2021, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.52	001-38086 Form 8-K (filed on May 11, 2021)	4.2	—	Form of Rule 144A Global Security for 4.375% Senior Notes due 2029 (included in Exhibit 4.1)
4.53	001-38086 Form 8-K (filed on May 11, 2021)	4.3	—	Form of Regulation S Global Security for 4.375% Senior Notes due 2029 (included in Exhibit 4.1)

4.54	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.7	—
First Supplemental Indenture for the 4.375% Senior Notes due 2029, dated July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.55	**		—
Second Supplemental Indenture for the 4.375% Senior Notes due 2029, dated December 28, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.56	001-38086 Form 8-K (filed on August 23, 2018)	4.7	—	Purchase and Sale Agreement dated as of August 21, 2018, between TXU Energy Retail Company LLC as originator, and TXU Energy Receivables Company LLC, as purchaser

4.57	001-38086 Form 8-K (filed on August 23, 2018)	4.8	—
Receivable Purchase Agreement dated as of August 21, 2018, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.58	001-38086 Form 8-K (filed on April 5, 2019)	4.1	—
First Amendment to Purchase and Sale Agreement, dated as of April 1, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.59	001-38086 Form 10-Q (Quarter ended June 30, 2019) (filed on August 2, 2019)	4.12	—
Second Amendment to Purchase and Sale Agreement, dated as of June 3, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.60	001-38086 Form 8-K (filed on July 19, 2019)	4.1	—
Third Amendment to Purchase and Sale Agreement, dated as of July 15, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.61	001-38086 Form 8-K (filed on October 16, 2020)	4.1	—
Fourth Amendment to Purchase and Sale Agreement, dated as of October 9, 2020, among TXU Energy Retail Company LLC, as an originator and servicer, the other originators named therein, and TXU Energy Receivables Company LLC, as purchaser

4.62	001-38086 Form 8-K (filed on December 28, 2020)	4.1	—
Fifth Amendment to Purchase and Sale Agreement, dated as of December 21, 2020, among TXU Energy Retail Company LLC, certain originators named therein, and TXU Energy Receivables Company LLC, as purchaser

4.63	001-38086 Form 8-K (filed on April 5, 2019)	4.2	—
First Amendment to Receivables Purchase Agreement, dated as of April 1, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.64	001-38086 Form 10-Q (Quarter ended June 30, 2019) (filed on August 2, 2019)	4.13	—
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

Exhibits	Previously Filed With File Number*	As Exhibit
4.66	001-38086 Form 8-K (filed on July 16, 2020)	4.1	—
Fifth Amendment to Receivables Purchase Agreement, dated as of July 13, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.67	001-38086 Form 8-K (filed on October 16, 2020)	4.2	—
Sixth Amendment to Receivables Purchase Agreement, dated as of October 9, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.68	001-38086 Form 8-K (filed on December 28, 2020)	4.2	—
Seventh Amendment to Receivables Purchase Agreement, dated as of December 21, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.69	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.56	—
Eighth Amendment to Receivables Purchase Agreement, dated as of February 19, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.70	001-38086 Form 10-Q (Quarter ended March 31, 2021) (filed on May 4, 2021)	4.6	—
Ninth Amendment to Receivables Purchase Agreement, dated as of March 26, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.71	001-38086 Form 8-K (filed on July 15, 2021)	4.1	—
Tenth Amendment to Receivables Purchase Agreement, dated as of July 9, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.72	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.2	—
Eleventh Amendment to Receivables Purchase Agreement, dated as of July 16, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.73	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Warrant Agreement, dated February 2, 2017, by and among Dynegy, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent

4.74	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.2	—	Supplemental Warrant Agreement, dated as of April 9, 2018 among the Company and the Warrant Agent

4.75	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Form of Warrant

4.76	333-215288 Form S-1 (filed December 23, 2016)	4.1	—	Registration Rights Agreement, by and among TCEH Corp. (now known as Vistra Corp.) and the Holders party thereto, dated as of October 3, 2016

4.77	**		—	Description of Capital Stock

(10)	Material Contracts

Exhibits	Previously Filed With File Number*	As Exhibit

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10.1	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.6	—	2016 Omnibus Incentive Plan

10.2	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.7	—	Form of Option Award Agreement (Management) for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.3	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.8	—	Form of Restricted Stock Unit Award Agreement (Management) for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.4	001-33443 Form10-K (Year ended December 31, 2017) (filed on February 26, 2018)	10(d)	—	Form of Performance Stock Unit Award Agreement for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.5	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.5	—	Form of Option Award Agreement (Management) for 2016 Omnibus Incentive Plan

10.6	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.6	—	Form of Restricted Stock Unit Award Agreement (Management) for 2016 Omnibus Incentive Plan

10.7	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.7	—	Form of Restricted Stock Unit Award Agreement (Director) for 2016 Omnibus Incentive Plan

10.8	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.8	—	Form of Performance Stock Unit Award Agreement for 2016 Omnibus Incentive Plan

10.9	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.9	—	Vistra Corp. Executive Annual Incentive Plan

10.10	001-38086 Form 8-K (filed on May 23, 2019)	10.1	—	Amended and Restated 2016 Omnibus Incentive Plan, effective as of May 20, 2019

10.11	001-33443 Form10-K (Year ended December 31, 2018) (filed on February 28, 2019)	10.7	—	Vistra Equity Deferred Compensation Plan for Certain Directors, effective as of January 1, 2019

10.12	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.13	—	Amendment No. 1 to the Vistra Equity Deferred Compensation Plan, dated effective as of February 24, 2021

10.13	001-38086 Form 8-K (filed May 4, 2018)	10.1	—	Amended and Restated Employment Agreement, dated as of May 1, 2018, between Curtis A. Morgan and Vistra Energy Corp. (now known as Vistra Corp.)

Exhibits	Previously Filed With File Number*	As Exhibit
10.14	001-33443 Form 10-Q (Quarter ended March 31, 2019) (filed on May 3, 2019)	10.5	—	Amended and Restated Employment Agreement, dated May 1, 2019, between James A. Burke and Vistra Energy Corp. (now known as Vistra Corp.)

10.15	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.22	—	Employment Agreement between Stephanie Zapata Moore and Vistra Energy Corp. (now known as Vistra Corp.)

10.16	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.23	—	Employment Agreement between Carrie Lee Kirby and Vistra Energy Corp. (now known as Vistra Corp.)

10.17	001-38086 Form 8-K (filed February 27, 2020)	10.2	—	Employment Agreement between Scott A. Hudson, Vistra Energy Corp. (now known as Vistra Corp.) and TXU Retail Service Company

10.18	001-38086 Form 8-K (filed February 27, 2020)	10.1	—	Employment Agreement between Stephen J. Muscato, Vistra Energy Corp. (now known as Vistra Corp.) and Luminant Energy Company LLC

10.19	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.26	—	Form of indemnification agreement with directors

10.20	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.29	—	Stock Purchase Agreement, dated as of October 25, 2016, by and between TCEH Corp. (now known as Vistra Corp.) and Curtis A. Morgan

10.21	Credit Agreements and Related Agreements

	333-215288 Form S-1 (filed December 23, 2016)	10.1	—	Credit Agreement, dated as of October 3, 2017

10.22	333-215288 Form S-1 (filed December 23, 2016)	10.2	—
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

10.25	001-38086 Form 8-K (filed August 17, 2017)	10.1	—
Fourth Amendment to Credit Agreement, dated as of August 17, 2017 (effective August 17, 2017), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.26	001-38086 Form 8-K (filed December 14, 2017)	10.1	—
Fifth Amendment to Credit Agreement, dated as of December 14, 2017 (effective December 14, 2017), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

Exhibits	Previously Filed With File Number*	As Exhibit
10.27	001-38086 Form 8-K (filed February 22, 2018)	10.1	—
Sixth Amendment to Credit Agreement, dated as of February 20, 2018 (effective February 20, 2018), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.28	001-38086 Form 8-K (filed June 15, 2018)	10.1	—
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

10.29	001-38086 Form 8-K (filed April 4, 2019)	10.4	—
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

10.30	001-38086 Form 8-K (filed May 29, 2019)	10.1	—
Ninth Amendment to Credit Agreement, dated May 29, 2019, by and among Vistra Operations Company LLC, Vistra Intermediate Company LLC, the other Credit Parties (as defined in the Vistra Operations Credit Agreement) party thereto, Sun Trust Bank, as incremental Revolving Loan Lender, and Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent

10.31	001-38086 Form 8-K (filed on November 21, 2019)	10.1	—
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

10.32	001-38086 Form 8-K (filed on August 7, 2018)	10.1	—
Purchase Agreement, dated August 7, 2018, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.33	001-38086 Form 8-K (filed on January 24, 2019)	10.1	—
Purchase Agreement, dated January 22, 2019, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC. On behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.34	001-38086 Form 8-K (filed on June 7, 2019)	10.1	—
Purchase Agreement, dated June 4, 2019, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.35	001-38086 Form 8-K (filed on June 7, 2019)	10.2	—
Purchase Agreement, dated June 6, 2019, by and among Vistra Operations Company LLC and Goldman Sachs & Co. LLC, on and behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.36	001-38086 Form 8-K (filed on November 13, 2019)	10.1	—
Purchase Agreement, dated November 6, 2019, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC, on behalf of itself and the several Initial Purchases named in Schedule I to the Purchase Agreement

Exhibits	Previously Filed With File Number*	As Exhibit
10.37	001-38086 Form 8-K (filed on May 11, 2021)	10.1	—
Purchase Agreement, dated May 5, 2021, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC. On behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.38	001-38086 Form 8-K (filed on October 15, 2021)	10.1	—	Purchase Agreement, dated October 12, 2021, by and between Vistra Corp. and Goldman Sachs & Co. LLC

10.39	001-38086 Form 8-K (filed on December 13, 2021)	10.1	—	Purchase Agreement, dated December 7, 2021, by and between Vistra Corp. and Goldman Sachs & Co. LLC

10.40	001-38086 Form 8-K (filed on April 2, 2021)	10.1	—
Credit Agreement, dated as of March 29, 2021, among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), Royal Bank of Canada (as Administrative Agent and as Collateral Agent), and the 2021 Incremental Term Loan Lender (as defined therein)

10.41	001-38086 Form 8-K (filed on April 2, 2021)	10.2	—
First Amendment to Credit Agreement, dated as of April 1, 2021, among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), Royal Bank of Canada (as Administrative Agent and as Collateral Agent), and the 2021 Incremental Term Loan Lender (as defined therein)

10.42	001-38086 Form 8-K (filed on April 9, 2018)	10.10	—
Assumption Agreement, dated as of April 9, 2018, between Vistra Energy Corp. (now known as Vistra Corp.) (as successor by merger to Dynegy Inc.), and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Trustee.

10.43	001-38086 Form 8-K (filed on April 9, 2018)	10.11	—
Guarantee and Collateral Agreement, dated as of April 23, 2013, among Dynegy Inc., the subsidiaries of the borrower from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on April 24, 2013).

10.44	001-38086 Form 8-K (filed on April 9, 2018)	10.12	—	Joinder, dated as of April 9, 2018, among Vistra Energy Corp. (now known as Vistra Corp.), the subsidiary guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee.

10.45	001-38086 Form 8-K (filed on April 9, 2018)	10.13	—
Collateral Trust and Intercreditor Agreement, dated as of April 23, 2013 among Dynegy, the Subsidiary Guarantors (as defined therein), Credit Suisse AG, Cayman Islands Branch and each person party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on April 24, 2013).

10.46	Other Material Contracts
	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.5	—
Collateral Trust Agreement, dated as of October 3, 2016, by and among TEX Operations Company LLC (now known as Vistra Operations LLC), the Grantors from time to time thereto, Railroad Commission of Texas, as first-out representative, and Deutsche Bank AG, New York Branch, as senior credit agreement representative

10.47	001-38086 Form 8-K (filed on June 15, 2018)	10.2	—
Amendment to Collateral Trust Agreement, effective as of June 14, 2018, among Vistra Operations Company LLC, the other Grantors from time to time party thereto, Railroad Commission of Texas, as first-out representative, and Credit Suisse AG, Cayman Islands Branch, as senior credit agreement agent, and Delaware Trust Company, as Collateral Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
10.48	001-38086 Form 8-K (filed on June 15, 2018)	10.3	—
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

10.49	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.13	—	Tax Receivable Agreement, by and between TEX Energy LLC (now known as Vistra Corp.) and American Stock Transfer & Trust Company, as transfer agent, dated as of October 3, 2016

10.50	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.14	—
Tax Matters Agreement, by and among TEX Energy LLC (now known as Vistra Corp.), EFH Corp., Energy Future Intermediate Holding Company LLC, EFI Finance Inc. and EFH Merger Co. LLC, dated as of October 3, 2016

10.51	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.15	—	Transition Services Agreement, by and between Energy Future Holdings Corp. and TEX Operations Company LLC (now known as Vistra Operations Company LLC), dated as of October 3, 2016

10.52	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.16	—
Separation Agreement, by and between Energy Future Holdings Corp., TEX Energy LLC (now known as Vistra Corp.) and TEX Operations Company LLC (now known as Vistra Operations LLC), dated as of October 3, 2016

10.53	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.17	—	Purchase and Sale Agreement, dated as of November 25, 2015, by and between La Frontera Ventures, LLC and Luminant Holding Company LLC

10.54	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.18	—
Amended and Restated Split Participant Agreement, by and between Oncor Electric Delivery Company LLC (f/k/a TXU Electric Delivery Company) and TEX Operations Company LLC (now known as Vistra Operations Company LLC), dated as of October 3, 2016

10.55	001-38086 Form 8-K (filed July 7, 2017)	10(a)	—	Asset Purchase Agreement, dated as of July 5, 2017, by and among Odessa-Ector Power Partners, L.P., La Frontera Holdings, LLC, Vistra Operations Company LLC, Koch Resources, LLC

10.56	001-38086 Form 8-K (filed on October 16, 2020)	10.1	—	Master Framework Agreement, dated as of October 9, 2020, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, and MUFG Bank, Ltd., as buyer

10.57	001-38086 Form 8-K (filed on July 15, 2021)	10.1	—
Amendment No. 1 to Master Framework Agreement, dated as of July 1, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.58	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	10.2	—
Amendment No. 2 to Master Framework Agreement, dated as of August 3, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.59	001-38086 Form 8-K (filed on October 16, 2020)	10.2	—	Master Repurchase Agreement, dated as of October 9, 2020, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

Exhibits	Previously Filed With File Number*	As Exhibit
10.60	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	10.3	—	Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2021, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.61	001-38086 Form 8-K (filed on December 28, 2020)	10.1	—
Joinder Agreement, dated as of December 21, 2020, among TXU Energy Retail company LLC, as seller party agent, Vistra Operations Company LLC, as guarantor, certain originators named therein, and MUFG Bank, Ltd., as buyer

10.62	**		—	Amendment No. 2 to Master Repurchase Agreement, dated as of December 30, 2021, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.63	**		—
Credit Agreement, dated as of February 4, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto.

(21)	Subsidiaries of the Registrant

21.1	**		—	Significant Subsidiaries of Vistra Corp.

(23)	Consent of Experts

23.1	**		—	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statement of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibits	Previously Filed With File Number*	As Exhibit
104			—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document.
____________________
*    Incorporated herein by reference
**    Filed herewith
***    Furnished herewith

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vistra Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTRA CORP.
Date:	February 25, 2022	By	/s/ CURTIS A. MORGAN
Curtis A. Morgan (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Vistra Corp. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CURTIS A. MORGAN	Principal Executive Officer and Director	February 25, 2022
(Curtis A. Morgan, Chief Executive Officer)

/s/ JAMES A. BURKE	Principal Financial Officer	February 25, 2022
(James A. Burke, President and Chief Financial Officer)

/s/ CHRISTY DOBRY	Principal Accounting Officer	February 25, 2022
(Christy Dobry, Senior Vice President and Controller)

/s/ SCOTT B. HELM	Chairman of the Board and Director	February 25, 2022
(Scott B. Helm, Chairman of the Board)

/s/ HILARY E. ACKERMANN	Director	February 25, 2022
(Hilary E. Ackermann)

/s/ ARCILIA C. ACOSTA	Director	February 25, 2022
(Arcilia C. Acosta)

/s/ GAVIN R. BAIERA	Director	February 25, 2022
(Gavin R. Baiera)

/s/ PAUL M. BARBAS	Director	February 25, 2022
(Paul M. Barbas)

/s/ LISA CRUTCHFIELD	Director	February 25, 2022
(Lisa Crutchfield)

/s/ BRIAN K. FERRAIOLI	Director	February 25, 2022
(Brian K. Ferraioli)

/s/ JEFF D. HUNTER	Director	February 25, 2022
(Jeff D. Hunter)

/s/ JOHN R. SULT	Director	February 25, 2022
(John R. Sult)