Form 10-Q
period 2022-03-31
Vistra Corp.
filed 2022-05-06
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 3, 2022, there were 431,822,253 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2021 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022
Ambit or Ambit Energy	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp. (EFH Corp.), executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Preferred Stock	Vistra's Series A Preferred Stock and Series B Preferred Stock
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general and administrative
SO2	sulfur dioxide
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC

TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
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

Vistra Operations Credit Agreement	Credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 10 to the Financial Statements)

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Operating revenues (Note 4)	$3,125	$3,207
Fuel, purchased power costs and delivery fees	(2,279)	(4,745)
Operating costs	(416)	(371)
Depreciation and amortization	(430)	(423)
Selling, general and administrative expenses	(288)	(251)
Operating loss	(288)	(2,583)
Other income (Note 17)	5	55
Other deductions (Note 17)	(4)	(5)
Interest expense and related charges (Note 17)	(7)	(29)
Impacts of Tax Receivable Agreement (Note 7)	(81)	37
Loss before income taxes	(375)	(2,525)
Income tax benefit (Note 6)	91	485
Net loss	$(284)	$(2,040)
Net income attributable to noncontrolling interest	(1)	(3)
Net loss attributable to Vistra	$(285)	$(2,043)
Cumulative dividends attributable to preferred stock	(38)	—
Net loss attributable to Vistra common stock	$(323)	$(2,043)
Weighted average shares of common stock outstanding:
Basic	451,603,354	484,699,267
Diluted	451,603,354	484,699,267
Net loss per weighted average share of common stock outstanding:
Basic	$(0.72)	$(4.21)
Diluted	$(0.72)	$(4.21)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Net loss	$(284)	$(2,040)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $— and $—)	—	2
Total other comprehensive income (loss)	—	2
Comprehensive loss	$(284)	$(2,038)
Comprehensive income attributable to noncontrolling interest	(1)	(3)
Comprehensive loss attributable to Vistra	$(285)	$(2,041)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2022	2021
Cash flows — operating activities:
Net loss	$(284)	$(2,040)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	542	511
Deferred income tax expense (benefit), net	(84)	(524)
Unrealized net (gain) loss from mark-to-market valuations of commodities	360	(96)
Unrealized net gain from mark-to-market valuations of interest rate swaps	(126)	(88)
Asset retirement obligation accretion expense	9	11
Impacts of Tax Receivable Agreement	81	(37)
Stock-based compensation	14	16
Other, net	32	11
Changes in operating assets and liabilities:
Margin deposits, net	210	(134)
Accrued interest	(62)	(75)
Accrued taxes	(98)	(79)
Accrued employee incentive	(59)	(128)
Other operating assets and liabilities	56	999
Cash provided by (used in) operating activities	591	(1,653)
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(373)	(192)
Proceeds from sales of nuclear decommissioning trust fund securities	98	133
Investments in nuclear decommissioning trust fund securities	(103)	(138)
Proceeds from sales of environmental allowances	7	45
Purchases of environmental allowances	(116)	(28)
Insurance proceeds	1	40
Other, net	6	11
Cash used in investing activities	(480)	(129)
Cash flows — financing activities:
Borrowings under Term Loan A	—	1,000
Proceeds from forward capacity agreement	—	500
Repayments/repurchases of debt	(132)	(36)
Net borrowings under accounts receivable financing	500	425
Borrowings under Revolving Credit Facility	—	1,300
Repayments under Revolving Credit Facility	—	(1,000)
Share repurchases	(710)	(175)
Dividends paid to common stockholders	(77)	(74)
Other, net	6	(1)
Cash (used in) provided by financing activities	(413)	1,939
Net change in cash, cash equivalents and restricted cash	(302)	157
Cash, cash equivalents and restricted cash — beginning balance	1,359	444
Cash, cash equivalents and restricted cash — ending balance	$1,057	$601

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,022	$1,325
Restricted cash (Note 17)	23	21
Trade accounts receivable — net (Note 17)	1,275	1,397
Income taxes receivable	21	15
Inventories (Note 17)	546	610
Commodity and other derivative contractual assets (Note 14)	6,004	2,513
Margin deposits related to commodity contracts	1,237	1,263
Uplift securitization proceeds receivable from ERCOT (Note 1)	544	544
Prepaid expense and other current assets	241	195
Total current assets	10,913	7,883
Restricted cash (Note 17)	12	13
Investments (Note 17)	1,952	2,049
Property, plant and equipment — net (Note 17)	12,887	13,056
Operating lease right-of-use assets	39	40
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,158	2,146
Commodity and other derivative contractual assets (Note 14)	545	250
Accumulated deferred income taxes	1,400	1,302
Other noncurrent assets	344	361
Total assets	$32,833	$29,683
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 9)	$500	$—
Long-term debt due currently (Note 10)	124	254
Trade accounts payable	1,284	1,515
Commodity and other derivative contractual liabilities (Note 14)	6,835	3,023
Margin deposits related to commodity contracts	223	39
Accrued taxes other than income	109	207
Accrued interest	81	143
Asset retirement obligations (Note 17)	104	104
Operating lease liabilities	5	5
Other current liabilities	600	553
Total current liabilities	9,865	5,843
Long-term debt, less amounts due currently (Note 10)	10,473	10,477
Operating lease liabilities	37	38
Commodity and other derivative contractual liabilities (Note 14)	1,108	804
Tax Receivable Agreement obligation (Note 7)	475	394
Asset retirement obligations (Note 17)	2,347	2,346
Other noncurrent liabilities and deferred credits (Note 17)	1,226	1,489
Total liabilities	25,531	21,391

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2022	December 31, 2021
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: March 31, 2022 and December 31, 2021— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: March 31, 2022 and December 31, 2021 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2022 — 438,694,982; December 31, 2021 — 469,072,597)	5	5
Treasury stock, at cost (shares: March 31, 2022 — 95,887,643; December 31, 2021 — 63,856,879)	(2,170)	(1,558)
Additional paid-in-capital	9,844	9,824
Retained deficit	(2,363)	(1,964)
Accumulated other comprehensive loss	(16)	(16)
Stockholders' equity	7,300	8,291
Noncontrolling interest in subsidiary	2	1
Total equity	7,302	8,292
Total liabilities and equity	$32,833	$29,683

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 16 for further information concerning our reportable business segments.

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

The final financial impact of Winter Storm Uri continues to be subject to the outcome of litigation arising from the event, including any resulting corrective action taken by ERCOT or the PUCT to resettle pricing during the week of the storm.

Recent Developments

Dividends Declared — In May 2022, the Board declared a quarterly dividend of $0.177 per share of common stock that will be paid in June 2022. In May 2022, the Board declared a semi-annual dividend of $35.97 per share of Series B Preferred Stock that will be paid in June 2022.

Vistra Operations Credit Agreement Amendment — In April 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) establish extended revolving credit commitments of $2.8 billion (with ability to increase up to $3.0 billion pursuant to an incremental amendment), (ii) maintain non-extended revolving credit commitments of $200 million, (iii) increase revolving letter of credit commitments to allow for the full amount of all revolving credit commitments to be utilized to issue letters of credit (and as of the closing of the amendment, the aggregate amount of revolving letter of credit commitments was $2.595 billion) and (iv) extend the maturity date for the extended revolving credit commitments from June 14, 2023 to April 29, 2027 (see Note 10).

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2021 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2021 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

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

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

We have announced the planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. The first 158 MW of solar generation came online in January and February 2022 and the battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities range from fourth quarter of 2023 to fourth quarter of 2024. At March 31, 2022, we had accumulated approximately $309 million in construction-work-in-process for these Texas segment solar generation and battery ESS projects.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy contract in April 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023. At March 31, 2022, we had accumulated approximately $20 million in construction-work-in-process for Moss Landing Phase III.

Moss Landing Outages — In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase I was not affected by this incident.

We are continuing restoration work on the facilities and assuming our work continues as planned we expect to restore both facilities to service in phases beginning in June 2022 with approximately 350 MW anticipated to be online by the end of June 2022.

We do not expect these incidents to have a material impact on our results of operations.

3.    RETIREMENT OF GENERATION FACILITIES

In 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018. We had previously announced that Joppa would retire no later than the end of 2027. In July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022 due to the inability to secure capacity revenues for the plant in the latest PJM capacity auction held in May 2021. We had previously announced that Zimmer would retire no later than the end of 2027.

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and move to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur.

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Expected Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	January 1, 2023	Sunset
Joppa	Joppa, IL	MISO	Coal	802	By September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	By September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	By May 31, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than expected dates if economic or other conditions dictate.

4.    REVENUE

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,405	$—	$—	$—	$—	$—	$—	$1,405
Retail energy charge in Northeast/Midwest	639	—	—	—	—	—	—	639
Wholesale generation revenue from ISO/RTO	—	151	402	58	170	135	—	916
Capacity revenue from ISO/RTO (a)	—	—	(6)	—	37	12	—	43
Revenue from other wholesale contracts	—	120	243	39	44	12	—	458
Total revenue from contracts with customers	2,044	271	639	97	251	159	—	3,461
Other revenues:
Intangible amortization	—	—	—	—	(2)	—	—	(2)
Hedging and other revenues (b)	(219)	—	309	(28)	(344)	(52)	—	(334)
Affiliate sales (c)	—	(1,366)	7	3	(45)	—	1,401	—
Total other revenues	(219)	(1,366)	316	(25)	(391)	(52)	1,401	(336)
Total revenues	$1,825	$(1,095)	$955	$72	$(140)	$107	$1,401	$3,125
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $136 million of capacity purchased offset by $130 million of capacity sold. The Sunset segment includes $2 million of capacity purchased offset by $39 million of capacity sold. The Asset Closure segment includes $12 million of capacity sold.
(b)Includes $358 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $2.011 billion, $509 million and $153 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,149	$—	$—	$—	$—	$—	$—	$1,149
Retail energy charge in Northeast/Midwest	586	—	—	—	—	—	—	586
Wholesale generation revenue from ISO/RTO	—	3,246	156	38	679	44	—	4,163
Capacity revenue from ISO/RTO (a)	—	—	(4)	—	29	10	—	35
Revenue from other wholesale contracts	—	2,028	163	21	57	1	—	2,270
Total revenue from contracts with customers	1,735	5,274	315	59	765	55	—	8,203
Other revenues:
Intangible amortization	(1)	—	1	—	(6)	—	—	(6)
Hedging and other revenues (b)	16	(4,442)	63	(27)	(567)	(33)	—	(4,990)
Affiliate sales (c)	—	251	345	1	65	—	(662)	—
Total other revenues	15	(4,191)	409	(26)	(508)	(33)	(662)	(4,996)
Total revenues	$1,750	$1,083	$724	$33	$257	$22	$(662)	$3,207
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $115 million of capacity purchased offset by $111 million of capacity sold. The Sunset segment includes $29 million of capacity sold. The Asset Closure segment includes $10 million of capacity sold.
(b)Includes $58 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $673 million, $83 million and $34 million, respectively, of affiliated unrealized net losses, respectively, from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of March 31, 2022, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $359 million, $321 million, $210 million, $153 million and $85 million that will be recognized, in the balance of the year ended December 31, 2022 and the years ending December 31, 2023, 2024, 2025 and 2026, respectively, and $439 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	March 31, 2022	December 31, 2021
Trade accounts receivable from contracts with customers — net	$1,074	$1,087
Other trade accounts receivable — net	201	310
Total trade accounts receivable — net	$1,275	$1,397

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

At both March 31, 2022 and December 31, 2021, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2022			December 31, 2021
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,096	$1,665	$431	$2,083	$1,631	$452
Software and other technology-related assets	436	219	217	421	206	215
Retail and wholesale contracts	248	212	36	248	206	42
Contractual service agreements (a)	22	3	19	23	2	21
Other identifiable intangible assets (b)	120	6	114	95	20	75
Total identifiable intangible assets subject to amortization	$2,922	$2,105	817	$2,870	$2,065	805
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,158			$2,146
____________
(a)At March 31, 2022, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2022	December 31, 2021
Contractual service agreements	$132	$125
Purchase and sale of power and capacity	5	8
Fuel and transportation purchase contracts	13	14
Total identifiable intangible liabilities	$150	$147

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Retail customer relationship	Depreciation and amortization	$34	$49
Software and other technology-related assets	Depreciation and amortization	17	19
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	2	8
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	89	57
Total intangible asset expense (a)		$142	$133
___________
(a)Amounts recorded in depreciation and amortization totaled $52 million and $68 million for the three months ended March 31, 2022 and 2021, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of March 31, 2022, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2022	$208
2023	$154
2024	$105
2025	$76
2026	$51

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(375)	$(2,525)
Income tax benefit	$91	$485
Effective tax rate	24.3%	19.2%

For the three months ended March 31, 2022, the effective tax rate of 24.3% was higher than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes. These expenses applied against the full year forecasted book income position result in an effective tax rate higher than the U.S. federal statutory rate.

For the three months ended March 31, 2021, the effective tax rate of 19.2% was lower than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes. These expenses applied against the full year forecasted book loss position result in an effective tax rate lower than the U.S. federal statutory rate.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable alternative minimum tax (AMT) credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. As of January 1, 2022, certain provisions in the final Section 163(j) regulations have sunset, including the addback of depreciation and amortization to adjusted taxable income. As a result, under the law as currently drafted, Vistra's deductible business interest expense will be significantly limited for the 2022 tax year. Vistra remains active in legislative monitoring and advocacy efforts to support a legislative solution to reinstate and make permanent the addback of depreciation and amortization to adjusted taxable income. Vistra is also utilizing the CARES Act payroll deferral mechanism to defer the payment of approximately $22 million from 2020 to 2021 and 2022. We paid approximately half of the previously deferred taxes in December 2021.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $38 million at both March 31, 2022 and December 31, 2021.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
TRA obligation at the beginning of the period	$395	$450
Accretion expense	15	17
Changes in tax assumptions impacting timing of payments (a)	66	(54)
Impacts of Tax Receivable Agreement	81	(37)
TRA obligation at the end of the period	476	413
Less amounts due currently	(1)	(3)
Noncurrent TRA obligation at the end of the period	$475	$410
____________
(a)During the three months ended March 31, 2022, we recorded an increase to the carrying value of the TRA obligation totaling $66 million as a result of adjustments to forecasted taxable income due to increases in commodity price forecasts. During the three months ended March 31, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $54 million as a result of adjustments to forecasted taxable income due to financial impacts of Winter Storm Uri.

As of March 31, 2022, the estimated carrying value of the TRA obligation totaled $476 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of March 31, 2022, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Vistra	$(285)	$(2,043)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	—
Less cumulative dividends attributable to Series B Preferred Stock	(18)	—
Net loss attributable to common stock — basic	(323)	(2,043)
Weighted average shares of common stock outstanding — basic	451,603,354	484,699,267
Net loss per weighted average share of common stock outstanding — basic	$(0.72)	$(4.21)
Dilutive securities: Stock-based incentive compensation plan	—	—
Weighted average shares of common stock outstanding — diluted	451,603,354	484,699,267
Net loss per weighted average share of common stock outstanding — diluted	$(0.72)	$(4.21)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 9,776,484 and 15,254,972 shares for the three months ended March 31, 2022 and 2021, respectively.

9.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In July 2021, the Receivables Facility was renewed until July 2022. The facility borrowing limit is $600 million for the remaining term of the Receivables Facility.

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

As of March 31, 2022, outstanding borrowings under the Receivables Facility totaled $500 million and were supported by $772 million of RecCo gross receivables. As of December 31, 2021, there were no outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2021, the Repurchase Facility was renewed until August 2021 and the facility size was increased from $125 million to $150 million. In August 2021, the Repurchase Facility was renewed until July 2022 and the facility size was decreased from $150 million to $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Transactions). Each Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

There were no outstanding borrowings under the Repurchase Facility as of both March 31, 2022 and December 31, 2021.

10.    LONG-TERM DEBT

Amounts in the table below represent the categories of long-term debt obligations incurred by the Company.

	March 31, 2022	December 31, 2021
Vistra Operations Credit Facilities	$2,536	$2,543
Vistra Operations Senior Secured Notes:
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	3,100	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Forward Capacity Agreements	86	213
Equipment Financing Agreements	90	92
Other	3	6
Total other long-term debt	179	311
Unamortized debt premiums, discounts and issuance costs	(68)	(73)
Total long-term debt including amounts due currently	10,597	10,731
Less amounts due currently	(124)	(254)
Total long-term debt less amounts due currently	$10,473	$10,477

Vistra Operations Credit Facilities

As of March 31, 2022, the Vistra Operations Credit Facilities consisted of up to $5.261 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $2.725 billion, including a $2.350 billion letter of credit sub-facility (Revolving Credit Facility) and term loans of $2.536 billion (Term Loan B-3 Facility).

On April 29, 2022 (Amendment Effective Date), Vistra Operations entered into an amendment (Credit Agreement Amendment) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendment, effective as of the Amendment Effective Date, the Revolving Credit Maturity Date (as defined in the Vistra Operations Credit Agreement) for the extended revolving credit commitments was extended from June 14, 2023 to April 29, 2027. Further, effective as of the Amendment Effective Date, the 2022 Extended Revolving Credit Commitment (as defined in the Vistra Operations Credit Agreement) was established at $2.8 billion (with ability to increase up to $3.0 billion pursuant to an incremental amendment), the 2022 Non-Extended Revolving Credit Commitment (as defined in the Vistra Operations Credit Agreement) was maintained at $200 million. Additionally, new revolving letter of credit issuers were appointed and the aggregate Revolving Letter of Credit Commitment (as defined in the Vistra Operations Credit Agreement) was increased to allow for the full amount of all revolving credit commitments to be utilized to issue letters of credit (and as of the Amendment Effective Date, the aggregate amount of revolving letter of credit commitments was $2.595 billion).

In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility were reported in short-term borrowings in our condensed consolidated balance sheet. In May 2021, Vistra Operations used the proceeds from the issuance of the Vistra Operations 4.375% senior unsecured notes due 2029 (described below), together with cash on hand, to repay the $1.250 billion borrowings under the Term Loan A Facility. We recorded an extinguishment loss of $1 million on the transaction in the year ended December 31, 2021.

The Vistra Operations Credit Facilities and related available capacity as of March 31, 2022 are presented below.

		March 31, 2022
Vistra Operations Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility (a)	June 14, 2023	$2,725	$—	$1,612	$1,113
Term Loan B-3 Facility (b)	December 31, 2025	2,536	2,536	—	—
Total Vistra Operations Credit Facilities		$5,261	$2,536	$1,612	$1,113
___________
(a)Revolving Credit Facility used for general corporate purposes. At March 31, 2022, the Revolving Credit Facility included a $2.35 billion letter of credit sub-facility. Letters of credit outstanding reduce our available capacity. Cash borrowings under the Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets.
(b)Cash borrowings under the Term Loan B-3 Facility are subject to a required scheduled quarterly payment in annual amount equal to 1.00% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.

As of March 31, 2022, cash borrowings under the Revolving Credit Facility would bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%, and there were no outstanding borrowings. Letters of credit issued under the Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of March 31, 2022, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 2.20% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Revolving Credit Facility. Under the Vistra Operations Credit Agreement, as of the Amendment Effective Date, the interest applicable to the Term Loan B-3 Facility and the Revolving Credit Loans (as defined in the Vistra Operations Credit Agreement), the maturities of which are not being extended to April 29, 2027, was not changed. As of the Amendment Effective Date, the interest applicable to Revolving Credit Loans the maturities of which are being extended to April 29, 2027, is based on a Term SOFR Rate (as defined in the Vistra Operations Credit Agreement), plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations’ senior secured long-term debt securities, and the fee on any undrawn amounts with respect to revolving credit commitments the maturities of which have been extended to April 29, 2027 has been revised to range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. The applicable interest rate margins for such extended Revolving Credit Loans and the fee for undrawn amounts relating to such extended commitments may further be adjusted from time to time dependent upon the Company's performance relative to certain sustainability-linked targets and thresholds, as further described in the Vistra Operations Credit Agreement.

Obligations under the Vistra Operations Credit Facilities are secured by a lien covering substantially all of Vistra Operations' (and its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions set forth in the Vistra Operations Credit Facilities, provided that the amount of loans outstanding under the Vistra Operations Credit Facilities that may be secured by a lien covering certain principal properties of the Company is expressly limited by the terms of the Vistra Operations Credit Facilities. As of the Amendment Effective Date, the Vistra Operations Credit Agreement includes certain collateral suspension provisions that would take effect upon Vistra Operations achieving unsecured investment grade ratings from two ratings agencies, there being no Term Loans (under and as defined in the Vistra Operations Credit Agreement) then outstanding (or the holders thereof agreeing to release such security interests), and there being no outstanding revolving credit commitments the maturities of which have not been extended to April 29, 2027 (or the holders thereof agreeing to release such security interests), such collateral suspension provisions would continue to be in effect unless and until Vistra Operations no longer holds unsecured investment grade ratings from at least two ratings agencies, at which point collateral reversion provisions would take effect (subject to a 60-day grace period).

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, a total net leverage ratio not to exceed 5.50 to 1.00). As of March 31, 2022, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of March 31, 2022, Vistra has entered into the following series of interest rate swap transactions.

	Notional Amount	Expiration Date	Rate Range
Swapped to fixed	$3,000	July 2023	3.67%	-	3.91%
Swapped to variable	$700	July 2023	3.20%	-	3.23%
Swapped to fixed	$720	February 2024	3.71%	-	3.72%
Swapped to variable	$720	February 2024	3.20%	-	3.20%
Swapped to fixed (a)	$3,000	July 2026	4.72%	-	4.79%
Swapped to variable	$700	July 2026	3.28%	-	3.33%
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

Commodity-Linked Revolving Credit Facility

On February 4, 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a $1.0 billion senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Under the Commodity-Linked Facility, the borrowing base is calculated on a weekly basis based on a set of theoretical transactions which approximate the hedge portfolio of Vistra Operations and certain of its subsidiaries in certain power markets, with availability thereunder not to exceed the facility limit nor be less than zero. Vistra Operations may, at its option, borrow an amount up to the borrowing base, as adjusted from time to time, provided that if outstanding borrowings at any time would exceed the borrowing base, Vistra Operations shall make a repayment to reduce outstanding borrowings to be less than or equal to the borrowing base. Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes. As of March 31, 2022, there were no outstanding borrowings under the Commodity-Linked Facility. In order to support our comprehensive hedging strategy, on May 5, 2022, we entered into an amendment to our Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to $3.0 billion.

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, Vistra entered into an additional Secured LOC Facility which will also be used for general corporate purposes. As of March 31, 2022, $473 million of letters of credit were outstanding under the Secured LOC Facilities.

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

Vistra Operations Senior Unsecured Notes

In May 2021, Vistra Operations issued and sold $1.25 billion aggregate principal amount of 4.375% senior unsecured notes due 2029 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 4.375% senior unsecured notes due 2029 were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and J.P. Morgan Securities LLC, as representative of the several initial purchasers. The 4.375% senior unsecured notes mature in May 2029, with interest payable in arrears on May 1 and November 1 beginning November 1, 2021 with interest accrued from May 10, 2021. Net proceeds, together with cash on hand, were used to repay all amounts outstanding under the Term Loan A Facility and to pay fees and expenses of $15 million related to the offering.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to repay or repurchase outstanding debt. Through March 31, 2022, no amounts had been repurchased under the March 2021 authorization.

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

Maturities

Long-term debt maturities at March 31, 2022 are as follows:

March 31, 2022
Remainder of 2022	$119
2023	40
2024	1,540
2025	2,470
2026	1,006
Thereafter	5,490
Unamortized premiums, discounts and debt issuance costs	(68)
Total long-term debt, including amounts due currently	$10,597

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At March 31, 2022, we had outstanding letters of credit totaling $2.085 billion as follows:

•$1.761 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$163 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$60 million for other credit support requirements.

Surety Bonds

At March 31, 2022, we had outstanding surety bonds totaling $539 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies have been named as defendants in lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We now remain as a defendant in only one action, which is a consolidated putative class action lawsuit pending in federal court in Wisconsin.

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. We filed our opening brief in June 2021, and response briefs were filed in September 2021. Oral argument was held in April 2022. In our brief, we argue that the prior PUCT rushed to adopt a rule that dramatically raised the price of electricity in ERCOT, but in doing so failed to follow any of the rulemaking procedures required for the PUCT to undertake an emergency rulemaking, and we have asked the court to vacate this rule. Other parties also filed briefs in support of our challenge to the PUCT's orders. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that the PUCT has not prejudged or made a final decision on whether to reprice and that we and other parties may continue disputing the pricing through the ERCOT process.

Koch Disputes — In March 2021, we filed a lawsuit in Texas state court against Odessa-Ector Power Partners, L.P., Koch Resources, LLC, Koch AG & Energy Solutions, LLC, and Koch Energy Services, LLC (Koch) seeking equitable relief in which we contested the amount of the February 2021 earnout payment under the terms of the 2017 asset purchase agreement (APA) with Koch. Koch subsequently filed its own related lawsuit in Delaware Chancery Court, and the Delaware Chancery Court ruled that all claims related to the APA dispute (including our equitable claims) would proceed in Delaware. We contested Koch's demand for $286 million for the February 2021 earnout payment as an unjust windfall and inconsistent with the parties' intent when they entered into the APA in 2017. In the three months ended March 31, 2021, we recorded a $286 million liability in other noncurrent liabilities and deferred credits in our condensed consolidated balance sheets. In March 2021, we also filed a lawsuit in New York state court against Koch for breach of contract and ineffective notice of force majeure related to Koch's failure to deliver contracted-for quantities of gas during Winter Strom Uri, which Koch removed to federal court. In November 2021, the disputes we had with Koch were resolved to the parties' mutual satisfaction and all the lawsuits have been dismissed. The matter was resolved within the amount that was reserved and will be paid in the second quarter of 2022.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings. In addition, in January 2022, an insurance subrogation lawsuit was filed in Austin state court by over one hundred insurance companies against ERCOT, Vistra and several other defendants. The lawsuit seeks recovery of insurance funds paid out by these insurance companies to various policyholders for claims related to Winter Storm Uri, and that case has also now been consolidated with the MDL proceedings. The various defendants in these lawsuits will be filing motions to dismiss in May 2022. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously.

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

Greenhouse Gas Emissions

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In October 2021, the U.S. Supreme Court granted four petitions for certiorari of the D.C. Circuit Court's decision and consolidated the cases for review. The case is now fully briefed and the U.S. Supreme Court heard oral argument in February 2022. Additionally, in January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule. The ACE rule and the rule on significant contribution are subject to the Environment Executive Order discussed above.

Cross-State Air Pollution Rule (CSAPR)

In April 2022, the EPA proposed a revised version of the CSAPR to address the 2015 ozone National Ambient Air Quality Standards (NAAQS). The rule would apply to 25 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this proposed rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. The revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would include emission budgets that the EPA says are achievable through existing controls installed at power plants. Starting in 2026, the budgets would be based on levels achieved through installation of selective catalytic reduction (SCR) controls at the approximately 20% of large coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for source retirements. Starting in 2024, the rule would also impose a daily emissions rate limit for coal-fired units with existing controls and would impose such a limit for units installing new controls in 2027. Comments on the proposed rule are due in June 2022. We are evaluating the proposal and will make comments on the proposal. We cannot predict the outcome of the final rule or the effects of the final rule on operations of our generation fleet.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 State Implementation Plan (SIP) and a partial Federal Implementation Plan (FIP). For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas' SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The BART rule is subject to the Environment Executive Order discussed above, and the EPA has stated it is starting a proceeding for reconsideration of the BART rule. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, and this case was fully briefed in March 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval.

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

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and intend to ask the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at FERC requesting that FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We have filed a response to this motion and will vigorously defend our position.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.    EQUITY

Share Repurchase Programs

In October 2021, we announced that the Board has authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. We intend to use the net proceeds from the Offering (described below) to repurchase shares of our outstanding common stock. In the three months ended March 31, 2022, 27,560,901 shares of our common stock were repurchased under the Share Repurchase Program for approximately $612 million at an average price of $22.21 per share of common stock (shares repurchased include 705,000 of unsettled shares repurchased for $16 million as of March 31, 2022). As of March 31, 2022, approximately $979 million was available for additional repurchases under the Share Repurchase Program. From April 1, 2022 through May 3, 2022, 7,080,499 of our common stock had been repurchased under the Share Repurchase Program for $174 million at an average price per share of common stock of $24.61, and at May 3, 2022, $805 million was available for repurchase under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2022.

Under the Share Repurchase Program, shares of the Company's common stock may be repurchased in open-market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Share Repurchase Program or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the certificate of designation of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

In September 2020, we announced that the Board authorized a share repurchase program (2020 Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The 2020 Share Repurchase Program was effective on January 1, 2021. In the three months ended March 31, 2021, 8,658,153 shares of our common stock were repurchased under the 2020 Share Repurchase Program for approximately $175 million at an average price of $20.21 per share of common stock. The 2020 Share Repurchase Program was superseded by the Share Repurchase Program in October 2021.

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

In February 2021, April 2021, July 2021 and October 2021, the Board declared quarterly dividends of $0.15 per share of common stock that were paid in March 2021, June 2021, September 2021 and December 2021, respectively.

In February 2022, the Board declared a quarterly dividend of $0.17 per share of common stock that was paid in March 2022. In May 2022, the Board declared a quarterly dividend of $0.177 per share of common stock that will be paid in June 2022.

Preferred Stock — The annual dividend rate on each share of Series A Preferred Stock is 8.0% from the Issuance Date to, but excluding October 15, 2026 (Series A First Reset Date). On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.07%), plus a spread of 6.93% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each April 15 and October 15, commencing on April 15, 2022, when, as and if declared by the Board.

In February 2022, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that was paid in April 2022.

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

In May 2022, the Board declared a semi-annual dividend of $35.97 (including amounts accrued from December 10, 2021 to December 15, 2021) per share of Series B Preferred Stock that will be paid in June 2022.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2022, Vistra Operations can distribute approximately $7.3 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $600 million and $230 million during the three months ended March 31, 2022 and 2021, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2022, all of the restricted net assets of Vistra Operations may be distributed to Parent.

In addition to the restrictions under the Vistra Operations Credit Agreement, under applicable Delaware law, we are only permitted to make distributions either out of "surplus," which is defined as the excess of our net assets above our capital (the aggregate par value of all outstanding shares of our stock), or out of net profits for the fiscal year in which the distribution is declared or the prior fiscal year.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In January 2022, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.00 (subject to further adjustment from time to time), or $52.15 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of March 31, 2022, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended March 31, 2022:

	Preferred Stock	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(612)	—	—	—	(612)	—	(612)
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	18	—	—	18	—	18
Net income (loss)	—	—	—	—	(285)	—	(285)	1	(284)
Other	—	—	—	2	—	—	2	—	2
Balance at March 31, 2022	$2,000	$5	$(2,170)	$9,844	$(2,363)	$(16)	$7,300	$2	$7,302
________________
(a)Authorized shares totaled 1,800,000,000 at March 31, 2022. Outstanding common shares totaled 438,694,982 and 469,072,597 at March 31, 2022 and December 31, 2021, respectively. Treasury shares totaled 95,887,643 and 63,856,879 at March 31, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$4,408	$1,343	$778	$5	$6,534	$1,408	$889	$442	$5	$2,744
Interest rate swaps	—	8	—	7	15	—	19	—	—	19
Nuclear decommissioning trust – equity securities (c)	690	—	—	—	690	724	—	—		724
Nuclear decommissioning trust – debt securities (c)	—	640	—		640	—	679	—		679
Sub-total	$5,098	$1,991	$778	$12	7,879	$2,132	$1,587	$442	$5	4,166
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					532					557
Total assets					$8,411					$4,723
Liabilities:
Commodity contracts	$4,905	$1,539	$1,407	$5	$7,856	$2,153	$650	$802	$5	$3,610
Interest rate swaps	—	80	—	7	87	—	217	—	—	217
Total liabilities	$4,905	$1,619	$1,407	$12	$7,943	$2,153	$867	$802	$5	$3,827
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2022 and December 31, 2021:

March 31, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$539	$(852)	$(313)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$40	to	$110	$74
						MWh
Options	—	(394)	(394)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	119	(31)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(15)	to	$10	$(3)
						MWh
Natural gas	66	(122)	(56)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$15	$7
						MMBtu
Coal	37	—	37	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	17	(8)	9
Total	$778	$(1,407)	$(629)

December 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$204	$(470)	$(266)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$140	$80
						MWh
Options	1	(209)	(208)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	122	(34)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$10	$(9)
						MWh
Natural gas	29	(86)	(57)	Income Approach	Gas basis (h)	$(1)	to	$16	$8
						MMBtu
Coal	61	—	61	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	25	(3)	22
Total	$442	$(802)	$(360)
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
(h)Primarily based on the historical forward PJM and Northeast gas basis prices and fixed prices.
(i)Estimate of the range of probabilities of default based on past experience, the length of the contract, and both the Company's and the counterparty's credit ratings.
(j)Estimate of the default recovery rate based on historical corporate rates.
(k)Other includes contracts for environmental allowances.

See the table below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2022 and 2021.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net asset (liability) balance at beginning of period	$(360)	$22
Total unrealized valuation gains (losses)	(449)	190
Purchases, issuances and settlements (a):
Purchases	37	17
Issuances	(10)	(6)
Settlements	97	(19)
Transfers into Level 3 (b)	1	1
Transfers out of Level 3 (b)	55	(1)
Net change (c)	(269)	182
Net asset (liability) balance at end of period	$(629)	$204
Unrealized valuation gains (losses) relating to instruments held at end of period	$(354)	$194
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended March 31, 2022, transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable.
(c)Activity excludes change in fair value in the month positions settle. Substantially all changes in values of commodity contracts are reported as operating revenues in our condensed consolidated statements of operations.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	March 31, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$6,004	$—	$—	$—	$6,004
Noncurrent assets	527	11	3	4	545
Current liabilities	(1)	(3)	(6,820)	(11)	(6,835)
Noncurrent liabilities	(1)	—	(1,034)	(73)	(1,108)
Net assets (liabilities)	$6,529	$8	$(7,851)	$(80)	$(1,394)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$2,496	$14	$3	$—	$2,513
Noncurrent assets	244	5	1	—	250
Current liabilities	—	—	(2,964)	(59)	(3,023)
Noncurrent liabilities	(1)	—	(645)	(158)	(804)
Net assets (liabilities)	$2,739	$19	$(3,605)	$(217)	$(1,064)

At March 31, 2022 and December 31, 2021, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2022	2021
Commodity contracts (Operating revenues)	$(827)	$86
Commodity contracts (Fuel, purchased power costs and delivery fees)	92	40
Interest rate swaps (Interest expense and related charges)	114	75
Net gain (loss)	$(621)	$201

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2022				December 31, 2021
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$6,529	$(5,567)	$(210)	$752	$2,739	$(2,051)	$(27)	$661
Interest rate swaps	8	(8)	—	—	19	(19)	—	—
Total derivative assets	6,537	(5,575)	(210)	752	2,758	(2,070)	(27)	661
Derivative liabilities:
Commodity contracts	(7,851)	5,567	928	(1,356)	(3,605)	2,051	784	(770)
Interest rate swaps	(80)	8	—	(72)	(217)	19	—	(198)
Total derivative liabilities	(7,931)	5,575	928	(1,428)	(3,822)	2,070	784	(968)
Net amounts	$(1,394)	$—	$718	$(676)	$(1,064)	$—	$757	$(307)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,666	4,701	Million MMBtu
Electricity	521,959	440,236	GWh
Financial transmission rights (b)	208,107	224,876	GWh
Coal	39	25	Million U.S. tons
Fuel oil	84	87	Million gallons
Emissions	25	18	Million tons
Renewable energy certificates	30	32	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2022	December 31, 2021
Fair value of derivative contract liabilities (a)	$(2,280)	$(1,200)
Offsetting fair value under netting arrangements (b)	1,468	660
Cash collateral and letters of credit	261	95
Liquidity exposure	$(551)	$(445)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2022, total credit risk exposure to all counterparties related to derivative contracts totaled $7.302 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.352 billion at March 31, 2022, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to ERCOT totaling $613 million. At March 31, 2022, the credit risk exposure to the banking and financial sector represented 80% of the total credit risk exposure and 24% of the net exposure.

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

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management. The Texas segment represents results from Vistra's electricity generation operations in the ERCOT market. The East segment represents results from Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, respectively, and includes operations in the PJM, ISO-NE and NYISO markets. We determined it was appropriate to aggregate results from these markets into one reportable segment, East, given similar economic characteristics.

The West segment represents results from the CAISO market, including our development of battery ESS projects at our Moss Landing and Oakland power plant sites (see Note 2).

The Sunset segment consists of generation plants with announced retirement dates after December 31, 2022. Separately reporting the Sunset segment differentiates operating plants with announced retirement plans from our other operating plants in the Texas, East and West segments. We have allocated unrealized gains and losses on the commodity risk management activities to the Sunset segment for the generation plants that have announced retirement dates after December 31, 2022.

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 3). The Asset Closure segment also includes results from generation plants we plan to retire in the year ended December 31, 2022. Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have allocated unrealized gains and losses on the commodity risk management activities attributable to the plants scheduled to be retired in 2022.

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes and other expenses related to our support functions that provide shared services to our operating segments.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 of our 2021 Form 10-K. Our CODM uses more than one measure to assess segment performance, including segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on U.S. GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments.

Three Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
March 31, 2022	$1,825	$(1,095)	$955	$72	$(140)	$107	$—	$1,401	$3,125
March 31, 2021	1,750	1,083	724	33	257	22	—	(662)	3,207
Depreciation and amortization:
March 31, 2022	$(36)	$(123)	$(179)	$(42)	$(19)	$(14)	$(17)	$—	$(430)
March 31, 2021	(53)	(124)	(196)	(5)	(25)	(4)	(16)	—	(423)
Operating income (loss):
March 31, 2022	$2,432	$(1,977)	$(126)	$(61)	$(450)	$(63)	$(43)	$—	$(288)
March 31, 2021	94	(2,556)	2	(35)	4	(64)	(28)	—	(2,583)
Net income (loss) (b):
March 31, 2022	$2,428	$(1,972)	$(128)	$(61)	$(450)	$(62)	$(39)	$—	$(284)
March 31, 2021	88	(2,518)	1	(31)	5	(48)	463	—	(2,040)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
March 31, 2022	$—	$139	$5	$19	$3	$—	$14	$—	$180
March 31, 2021	—	46	6	1	4	—	(2)	—	55
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
March 31, 2022	$(369)	$(1,973)	$(200)	$(47)	$(435)	$(7)	$—	$2,673	$(358)
March 31, 2021	(4)	(541)	(35)	(53)	(71)	(28)	—	790	$58
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax expense is generally not reflected in net income of the segments but is reflected almost entirely in Corporate and Other net income.

17.SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Three Months Ended March 31,
	2022	2021
Interest paid/accrued	$126	$112
Unrealized mark-to-market net gains on interest rate swaps	(126)	(88)
Amortization of debt issuance costs, discounts and premiums	6	5
Capitalized interest	(6)	(8)
Other	7	8
Total interest expense and related charges	$7	$29

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 3.94% and 3.88% at March 31, 2022 and 2021.

Other Income and Deductions

	Three Months Ended March 31,
	2022	2021
Other income:
Insurance settlements (a)	$1	$38
Gain on settlement of rail transportation disputes (b)	—	15
All other	4	2
Total other income	$5	$55
Other deductions:
All other	4	5
Total other deductions	$4	$5
____________
(a)For the three months ended March 31, 2022, reported in the Corporate and Other non-segment. For the three months ended March 31, 2021, $36 million reported in the Texas segment and $2 million reported in the Corporate and Other non-segment.
(b)Reported in the Asset Closure segment.

Restricted Cash

	March 31, 2022		December 31, 2021
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$23	$12	$21	$13
Total restricted cash	$23	$12	$21	$13

Trade Accounts Receivable

	March 31, 2022	December 31, 2021
Wholesale and retail trade accounts receivable	$1,324	$1,442
Allowance for uncollectible accounts	(49)	(45)
Trade accounts receivable — net	$1,275	$1,397

Gross trade accounts receivable at March 31, 2022 and December 31, 2021 included unbilled retail revenues of $403 million and $426 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2022	2021
Allowance for uncollectible accounts receivable at beginning of period	$45	$45
Increase for bad debt expense	29	28
Decrease for account write-offs	(25)	(30)
Allowance for uncollectible accounts receivable at end of period	$49	$43

Inventories by Major Category

	March 31, 2022	December 31, 2021
Materials and supplies	$263	$260
Fuel stock	266	314
Natural gas in storage	17	36
Total inventories	$546	$610

Investments

	March 31, 2022	December 31, 2021
Nuclear plant decommissioning trust	$1,862	$1,960
Assets related to employee benefit plans	41	42
Land	44	44
Miscellaneous other	5	3
Total investments	$1,952	$2,049

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

	March 31, 2022	December 31, 2021
Debt securities (a)	$640	$679
Equity securities (b)	1,222	1,281
Total	$1,862	$1,960
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate 2.59% and 2.54% at March 31, 2022 and December 31, 2021, respectively, and an average maturity of 11 years and 10 years at March 31, 2022 and December 31, 2021, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at March 31, 2022 mature as follows: $240 million in one to five years, $167 million in five to 10 years and $233 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended March 31,
	2022	2021
Proceeds from sales of securities	$98	$133
Investments in securities	$(103)	$(138)

Property, Plant and Equipment

	March 31, 2022	December 31, 2021
Power generation and structures	$16,275	$16,195
Land	590	608
Office and other equipment	190	183
Total	17,055	16,986
Less accumulated depreciation	(5,128)	(4,801)
Net of accumulated depreciation	11,927	12,185
Finance lease right-of-use assets (net of accumulated depreciation)	175	173
Nuclear fuel (net of accumulated amortization of $147 million and $125 million)	257	212
Construction work in progress	528	486
Property, plant and equipment — net	$12,887	$13,056

Depreciation expenses totaled $378 million and $355 million for three months ended March 31, 2022 and 2021, respectively.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. As of March 31, 2022 and December 31, 2021, asbestos removal liabilities totaled $1 million and $3 million, respectively. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets.

At March 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.648 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $214 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,635	$320	$495	$2,450	$1,585	$359	$492	$2,436
Additions:
Accretion	13	3	6	22	12	5	6	23
Adjustment for change in estimates	—	—	2	2	—	—	(5)	(5)
Reductions:
Payments	—	(18)	(5)	(23)	—	(15)	(3)	(18)
Liability at end of period	1,648	305	498	2,451	1,597	349	490	2,436
Less amounts due currently	—	(88)	(16)	(104)	—	(82)	(17)	(99)
Noncurrent liability at end of period	$1,648	$217	$482	$2,347	1,597	267	473	2,337

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2022	December 31, 2021
Retirement and other employee benefits	$276	$276
Winter Storm Uri impact (a)	200	261
Identifiable intangible liabilities (Note 5)	150	147
Regulatory liability	214	325
Finance lease liabilities	240	235
Uncertain tax positions, including accrued interest	13	13
Liability for third-party remediation	19	17
Accrued severance costs	35	39
Other accrued expenses	79	176
Total other noncurrent liabilities and deferred credits	$1,226	$1,489
____________
(a)Includes the allocation of ERCOT default uplift charges and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

Fair Value of Debt

		March 31, 2022		December 31, 2021
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,541	$2,507	$2,549	$2,518
Vistra Operations Senior Notes	Level 2	7,883	7,782	7,880	8,193
Forward Capacity Agreements	Level 3	86	86	211	211
Equipment Financing Agreements	Level 3	84	85	85	85
Building Financing	Level 2	—	—	3	3
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,022	$1,325
Restricted cash included in current assets	23	21
Restricted cash included in noncurrent assets	12	13
Total cash, cash equivalents and restricted cash	$1,057	$1,359

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash payments related to:
Interest paid	$190	$191
Capitalized interest	(6)	(8)
Interest paid (net of capitalized interest)	$184	$183
Income taxes paid (refunds received) (a)	$1	$7
____________
(a)For the three months ended March 31, 2022 and 2021, we paid state income taxes of $1 million and $8 million, respectively, and received state tax refunds of zero and $1 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2021 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three months ended March 31, 2022. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the condensed consolidated financial statements may be material. The Company's critical accounting policies are disclosed in our 2021 Form 10-K.

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including electricity generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 16 to the Financial Statements for further information concerning our reportable business segments.

CEO Transition

In March 2022, Vistra announced that the Board had named Jim Burke as its next Chief Executive Officer (CEO), effective August 1, 2022. Mr. Burke, who currently serves as President and Chief Financial Officer, will also join the Company's Board upon assuming his new role. Vistra's CEO and director, Curt Morgan, will remain in his current role through August 1, 2022, following which he will serve as a special advisor to Mr. Burke and the Board until April 30, 2023. The transition from Mr. Morgan to Mr. Burke is a product of the Company's formal succession planning process.

Significant Activities and Events and Items Influencing Future Performance

Climate Change, Investments in Clean Energy and CO2 Reductions

Environmental Regulations — We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. Environmental regulations could have a material impact on our business, such as certain corrective action measures that may be required under the CCR rule and the ELG rule (see Note 11 to the Financial Statements). However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

Emissions Reductions — Vistra is targeting to achieve a 60% reduction in Scope 1 and Scope 2 CO2 equivalent emissions by 2030 as compared to a 2010 baseline, with a long-term goal to achieve net-zero carbon emissions by 2050, assuming necessary advancements in technology and supportive market constructs and public policy. In furtherance of Vistra's efforts to meet its net-zero target, Vistra expects to deploy multiple levers to transition the Company to operating with net-zero emissions.

Solar Generation and Energy Storage Projects — In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy contract in April 2022. In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

CO2 Reductions — In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, and in July 2021, we announced we would retire the Zimmer coal generation facility by May 31, 2022. See Note 3 to the Financial Statements for a summary of our planned generation retirements.

Moss Landing Outages

In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the Battery ESS. A review found the root cause originated in systems separate from the battery system. The facility will be offline as we perform the work necessary to return the facility to service. Moss Landing Phase I was not affected by this incident.

We are continuing restoration work on the facilities and assuming our work continues as planned we expect to restore both facilities to service in phases beginning in June 2022 with approximately 350 MW anticipated to be online by the end of June 2022.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the three months ended March 31, 2021. The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021, after taking into account approximately $544 million in securitization proceeds Vistra expects to receive from ERCOT as further described below. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

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

The final financial impact of Winter Storm Uri continues to be subject to the outcome of litigation arising from the event, including any resulting corrective action taken by ERCOT or the PUCT to resettle pricing during the week of the storm.

Vistra has taken various actions to improve its risk profile for future weather-driven volatility events, including investing in improvements to further harden its coal fuel handling capabilities and to further weatherize its ERCOT fleet for even colder temperatures and longer durations; carrying more backup generation into the peak seasons after accounting for weatherization investments and ERCOT market improvements implemented going forward; contracting for incremental gas storage to support its gas fleet; adding additional dual fuel capabilities at its gas steam units and increasing fuel oil inventory at its existing dual fuel sites; participating in processes with the PUCT and ERCOT for registration of gas infrastructure as critical resources with the transmission and distribution utilities and for enhanced winterization of both gas and power assets in the state; and engaging in processes to evaluate potential market reforms.

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program, which we initiated in the first quarter of 2019. See Note 12 to the Financial Statements for more information about our dividend program.

Preferred Stock Offerings

In October 2021, we issued 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (discussed below).

In December 2021, we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering) under our Green Finance Framework. The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments.

See Note 12 to the Financial Statements for more information concerning the Series A Preferred Stock and the Series B Preferred Stock.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective in October 2021. The Share Repurchase Program supersedes the $1.5 billion share repurchase program previously announced in September 2020 (2020 Share Repurchase Program). In the three months ended March 31, 2022, 27,560,901 shares of our common stock were repurchased under the Share Repurchase Program for approximately $612 million at an average price of $22.21 per share of common stock (shares repurchased include 705,000 of unsettled shares repurchased for $16 million as of March 31, 2022). As of March 31, 2022, approximately $979 million was available for additional repurchases under the Share Repurchase Program. From April 1, 2022 through May 3, 2022, 7,080,499 of our common stock had been repurchased under the Share Repurchase Program for $174 million at an average price per share of common stock of $24.61, and at May 3, 2022, $805 million was available for repurchase under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2022. See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program and the 2020 Share Repurchase Program.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri caused an increase in our consolidated net leverage, the Company remains committed to a strong balance sheet, and the anticipated securitization proceeds from ERCOT are expected to enable us to further execute this objective. See Note 1 to the Financial Statements for details of the securitization proceeds receivable from ERCOT, Note 10 to the Financial Statements for details of our long-term debt activity and Note 9 to the Financial Statements for details of our accounts receivable financing.

Vistra Operations Credit Agreement Amendment — In April 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) maintain extended revolving credit commitments of $2.8 billion (with ability to increase up to $3.0 billion pursuant to an incremental amendment), (ii) establish non-extended revolving credit commitments of $200 million, (iii) increase revolving letter of credit commitments to allow for the full amount of all revolving credit commitments to be utilized to issue letters of credit (and as of the closing of the amendment, the aggregate amount of revolving letter of credit commitments was $2.595 billion) and (iv) extend the maturity date for the extended revolving credit commitments from June 14, 2023 to April 29, 2027. See Note 10 to the Financial Statements for details of the Vistra Operations Credit Agreement amendment.

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

In order to support our comprehensive hedging strategy, on May 5, 2022, we entered into an amendment to our Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to $3.0 billion.

See Note 10 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at March 31, 2022 were as follows:

	2022	2023
Nuclear/Renewable/Coal Generation:
Texas	94%	73%
Sunset	95%	55%
Gas Generation:
Texas	83%	15%
East	96%	67%
West	100%	50%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of March 31, 2022.

	Balance 2022	2023
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$6	$32
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(5)	$(31)
Gas Generation: $1.00/MWh increase in spark spread	$6	$36
Gas Generation: $1.00/MWh decrease in spark spread	$(5)	$(35)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(5)	$(28)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$5	$22
East:
Gas Generation: $1.00/MWh increase in spark spread	$2	$16
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(15)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$—
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$—
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$2
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(2)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$3	$25
Coal Generation: $2.50/MWh decrease in power price	$(3)	$(24)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(11)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$11

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2022	2021
Operating revenues	$3,125	$3,207	$(82)
Fuel, purchased power costs and delivery fees	(2,279)	(4,745)	2,466
Operating costs	(416)	(371)	(45)
Depreciation and amortization	(430)	(423)	(7)
Selling, general and administrative expenses	(288)	(251)	(37)
Operating loss	(288)	(2,583)	2,295
Other income	5	55	(50)
Other deductions	(4)	(5)	1
Interest expense and related charges	(7)	(29)	22
Impacts of Tax Receivable Agreement	(81)	37	(118)
Loss before income taxes	(375)	(2,525)	2,150
Income tax benefit	91	485	(394)
Net loss	$(284)	$(2,040)	$1,756

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,825	$(1,095)	$955	$72	$(140)	$107	$1,401	$3,125
Fuel, purchased power costs and delivery fees	864	(526)	(828)	(73)	(213)	(102)	(1,401)	(2,279)
Operating costs	(33)	(201)	(57)	(12)	(68)	(44)	(1)	(416)
Depreciation and amortization	(36)	(123)	(179)	(42)	(19)	(14)	(17)	(430)
Selling, general and administrative expenses	(188)	(32)	(17)	(6)	(10)	(10)	(25)	(288)
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	2,432	(1,977)	(126)	(61)	(450)	(63)	(43)	(288)
Other income	—	1	—	—	—	2	2	5
Other deductions	(3)	(1)	—	—	—	—	—	(4)
Interest expense and related charges	(1)	5	(2)	—	—	(1)	(8)	(7)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(81)	(81)
Income (loss) before income taxes	2,428	(1,972)	(128)	(61)	(450)	(62)	(130)	(375)
Income tax benefit	—	—	—	—	—	—	91	91
Net income (loss)	$2,428	$(1,972)	$(128)	$(61)	$(450)	$(62)	$(39)	$(284)

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,750	$1,083	$724	$33	$257	$22	$(662)	$3,207
Fuel, purchased power costs and delivery fees	(1,400)	(3,318)	(454)	(48)	(160)	(27)	662	(4,745)
Operating costs	(31)	(179)	(54)	(7)	(60)	(40)	—	(371)
Depreciation and amortization	(53)	(124)	(196)	(5)	(25)	(4)	(16)	(423)
Selling, general and administrative expenses	(172)	(18)	(18)	(8)	(8)	(15)	(12)	(251)
Operating income (loss)	94	(2,556)	2	(35)	4	(64)	(28)	(2,583)
Other income	—	37	—	—	1	16	1	55
Other deductions	(4)	(2)	—	—	1	—	—	(5)
Interest expense and related charges	(2)	3	(1)	4	(1)	—	(32)	(29)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	37	37
Income (loss) before income taxes	88	(2,518)	1	(31)	5	(48)	(22)	(2,525)
Income tax benefit	—	—	—	—	—	—	485	485
Net income (loss)	$88	$(2,518)	$1	$(31)	$5	$(48)	$463	$(2,040)

In the first quarter 2022, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business, to produce solid results and cash from operations of $591 million for the three months ended March 31, 2022. We hedged longer-dated revenues and fuel costs to reduce risk and lock in value as forward power and gas curves moved up, and we executed on our share repurchase strategy.

Operating loss decreased $2.295 billion to $288 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change in results is driven by the $2.9 billion loss associated with Winter Storm Uri in the first quarter of 2021. Partially offsetting the Winter Storm Uri impact, results were unfavorably impacted by $360 million in pre-tax unrealized losses on commodity hedging transactions in 2022 compared to $96 million in pre-tax unrealized gains on commodity hedging transactions in 2021. Power and natural gas forward market curves moved up during the three months ended March 31, 2022, driving these net pre-tax unrealized losses on commodity hedging transactions.

Interest expense and related charges decreased $22 million to $7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $126 million in 2022 compared to $88 million in 2021, partially offset by an increase in interest paid/accrued of $14 million driven by higher average borrowings in 2022. See Note 17 to the Financial Statements.

The Impacts of the Tax Receivable Agreement totaled expense of $81 million in the three months ended March 31, 2022 compared to income of $37 million in the three months ended March 31, 2021. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement Obligation.

For the three months ended March 31, 2022, income tax benefit totaled $91 million and the effective tax rate was 24.3%. For the three months ended March 31, 2021, income tax benefit totaled $485 million, and the effective tax rate was 19.2%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2022	2021
Net loss	$(284)	$(2,040)	$1,756
Income tax benefit	(91)	(485)	394
Interest expense and related charges (a)	7	29	(22)
Depreciation and amortization (b)	452	443	9
EBITDA before Adjustments	84	(2,053)	2,137
Unrealized net (gain) loss resulting from commodity hedging transactions (c)	360	(96)	456
Generation plant retirement expenses	6	2	4
Fresh start/purchase accounting impacts	—	1	(1)
Impacts of Tax Receivable Agreement	81	(37)	118
Non-cash compensation expenses	17	17	—
Transition and merger expenses	17	(14)	31
Winter Storm Uri impact (d)	(54)	934	(988)
Other, net	29	5	24
Adjusted EBITDA	$541	$(1,241)	$1,782
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $126 million and $88 million for the three months ended March 31, 2022 and 2021, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $22 million and $21 million for the three months ended March 31, 2022 and 2021, respectively.
(c)Net pre-tax unrealized losses on commodity hedging transactions were driven by the increase in power and natural gas forward market curves during the three months ended March 31, 2022.
(d)For the three months ended March 31, 2021, includes the following Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols, accrual of Koch earn-out amounts that we will pay by the end of the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance. For the three months ended March 31, 2022, includes a reduction in the allocation of ERCOT default uplift charges of $42 million and reductions to Adjusted EBITDA attributable to bill credit applications of $12 million.

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,428	$(1,972)	$(128)	$(61)	$(450)	$(62)	$(39)	$(284)
Income tax benefit	—	—	—	—	—	—	(91)	(91)
Interest expense and related charges (a)	1	(5)	2	—	1	—	8	7
Depreciation and amortization (b)	36	145	179	42	19	14	17	452
EBITDA before Adjustments	2,465	(1,832)	53	(19)	(430)	(48)	(105)	84
Unrealized net (gain) loss resulting from hedging transactions	(2,306)	2,031	93	44	465	33	—	360
Generation plant retirement expenses	—	—	—	—	4	2	—	6
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	81	81
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	6	—	1	—	—	—	10	17
Winter Storm Uri impacts (c)	(12)	(42)	—	—	—	—	—	(54)
Other, net	10	14	1	—	11	7	(13)	30
Adjusted EBITDA	$163	$171	$148	$25	$50	$(6)	$(10)	$541
____________
(a)Includes $126 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $22 million in Texas segment.
(c)Adjusted EBITDA impacts of Winter Storm Uri reflects the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols. We estimate bill credit amounts to be applied in future periods are for the remainder of 2022 (approximately $119 million), 2023 (approximately $57 million), 2024 (approximately $43 million) and 2025 (approximately $1 million).

	Three Months Ended March 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$88	$(2,518)	$1	$(31)	$5	$(48)	$463	$(2,040)
Income tax benefit	—	—	—	—	—	—	(485)	(485)
Interest expense and related charges (a)	2	(3)	1	(4)	1	—	32	29
Depreciation and amortization (b)	53	144	196	5	25	4	16	443
EBITDA before Adjustments	143	(2,377)	198	(30)	31	(44)	26	(2,053)
Unrealized net (gain) loss resulting from hedging transactions	(783)	522	20	53	67	25	—	(96)
Generation plant retirement expenses	—	—	—	—	1	—	1	2
Fresh start/purchase accounting impacts	1	(1)	(1)	—	2	—	—	1
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(37)	(37)
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	—	—	—	—	—	(15)	1	(14)
Winter Storm Uri impacts (c)	432	501	—	—	1	—	—	934
Other, net	8	3	3	1	(1)	1	(10)	5
Adjusted EBITDA	$(199)	$(1,352)	$220	$24	$101	$(33)	$(2)	$(1,241)
____________
(a)Includes $88 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $21 million in Texas segment.
(c)Includes the following Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols, accrual of Koch earn-out amounts that we will pay by the end of the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

Retail Segment — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2022	2021
Operating revenues:
Revenues in ERCOT	$1,551	$1,169	$382
Revenues in Northeast/Midwest	643	587	56
Amortization expense	—	(1)	1
Unrealized net losses on hedging activities	(369)	(5)	(364)
Total operating revenues	1,825	1,750	75
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,271)	(1,451)	180
Unrealized net gains on hedging activities with affiliates	2,673	790	1,883
Unrealized net gains (losses) on hedging activities	2	(3)	5
Delivery fees	(511)	(441)	(70)
Other costs (a)	(29)	(295)	266
Total fuel, purchased power costs and delivery fees	864	(1,400)	2,264
Net income	$2,428	$88	$2,340
Adjusted EBITDA	$163	$(199)	$362

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	14,213	12,847	1,366
Sales volumes in Northeast/Midwest	9,106	9,050	56
Total retail electricity sales volumes	23,319	21,897	1,422
Weather (North Texas average) - percent of normal (b):
Heating degree days	117.9%	116.4%
____________
(a)For the three months ended March 31, 2021, includes $163 million of future bill credits to large commercial and industrial customers.
(b)Weather data is obtained from Weatherbank, Inc. For the three months ended March 31, 2022, normal is defined as the average over the 10-year period from March 2012 to March 2021. For the three months ended March 31, 2021, normal is defined as the average over the 10-year period from March 2011 to March 2020.

The following table presents changes in net income and Adjusted EBITDA for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Three Months Ended March 31, 2022 Compared to 2021
Winter Storm Uri, including bill credits	$514
Higher seasonal commodity costs	(115)
Lower margins	(24)
Other driven by higher SG&A	(13)
Change in Adjusted EBITDA	$362
Favorable impact of higher unrealized net gains on hedging activities	1,523
Future bill credits and other costs related to Winter Storm Uri	444
Decrease in depreciation and amortization expenses	17
Change in transition and merger and other expenses	(6)
Change in net income	$2,340

Generation — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$234	$700	$644	$335	$116	$85	$152	$205
Capacity revenue from ISO/RTO	—	—	(6)	(4)	—	—	37	29
Sales to affiliates	644	924	516	428	2	1	108	99
Rolloff of unrealized net gains (losses) representing positions settled in the current period	251	(26)	37	55	(4)	(5)	49	(28)
Unrealized net gains (losses) on hedging activities	(213)	158	272	(7)	(43)	(48)	(331)	(9)
Unrealized net gains (losses) on hedging activities with affiliates	(2,011)	(673)	(509)	(83)	1	—	(153)	(34)
Other revenues	—	—	1	—	—	—	(2)	(5)
Operating revenues	(1,095)	1,083	955	724	72	33	(140)	257
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(410)	(1,672)	(929)	(459)	(74)	(48)	(181)	(162)
Fuel for generation facilities and purchased power costs from affiliates	—	—	—	—	—	—	(1)	(1)
Unrealized (gains) losses from hedging activities	(55)	19	106	15	3	—	(32)	4
Unrealized (gains) losses from hedging activities with affiliates	(3)	—	1	—	—	—	2	—
Ancillary and other costs	(58)	(1,665)	(6)	(10)	(2)	—	(1)	(1)
Fuel, purchased power costs and delivery fees	(526)	(3,318)	(828)	(454)	(73)	(48)	(213)	(160)
Net income (loss)	$(1,972)	$(2,518)	$(128)	$1	$(61)	$(31)	$(450)	$5
Adjusted EBITDA	$171	$(1,352)	$148	$220	$25	$24	$50	$101
Production volumes (GWh):
Natural gas facilities	5,901	6,847	14,336	13,878	1,196	1,262
Lignite and coal facilities	6,370	5,892					6,649	7,036
Nuclear facilities	5,223	5,210
Solar/Battery facilities	166	96
Capacity factors:
CCGT facilities	34.1%	38.5%	61.5%	59.6%	53.9%	57.3%
Lignite and coal facilities	76.6%	70.8%					59.6%	63.1%
Nuclear facilities	105.2%	104.9%
Weather - percent of normal (a):
Heating degree days	133.5%	121.7%	100.4%	96.4%	93.1%	110.3%	104.9%	94.7%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$36.91	$490.91	PJM West Hub	$58.10	$34.69
			AEP Dayton Hub	$50.83	$34.73
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$4.60	$3.38	NYISO Zone C	$72.41	$29.39
			Massachusetts Hub	$114.92	$54.44
Average natural gas price (a):			Indiana Hub	$55.92	$45.08
TetcoM3 ($/MMBtu)	$6.73	$3.26	Northern Illinois Hub	$44.45	$32.97
Algonquin Citygates ($/MMBtu)	$13.67	$5.47
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Three Months Ended March 31, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$94	$(21)	$5	$(27)
Winter Storm Uri impact	1,501	(50)	—	(17)
Favorable/(unfavorable) change in other operating costs	(26)	(4)	(5)	(7)
Favorable/(unfavorable) change in selling, general and administrative expenses	(11)	2	1	(2)
Other (a)	(35)	1	—	2
Change in Adjusted EBITDA	$1,523	$(72)	$1	$(51)
Favorable/(unfavorable) change in depreciation and amortization	(1)	17	(37)	6
Change in unrealized net losses on hedging activities	(1,509)	(73)	9	(398)
Generation plant retirement, transition and merger expenses	—	(1)	—	(3)
Winter Storm Uri impact (ERCOT default uplift and Koch earn-out)	543	—	—	1
Other (including interest and COVID-19 related expenses)	(10)	—	(3)	(10)
Change in Net income (loss)	$546	$(129)	$(30)	$(455)
___________
(a)    For the three months ended March 31, 2021, includes insurance proceeds of $36 million in the Texas segment.

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts in 2021, partially offset by higher unrealized hedging losses in the three months ended March 31, 2022 versus the three months ended March 31, 2021 due to increases in forward power prices.

The change in East segment results was driven by favorable Winter Storm Uri impacts recognized in the three months ended March 31, 2021 and higher unrealized hedging losses in the three months ended March 31, 2022 versus the three months ended March 31, 2021 due to increases in forward power prices.

The change in West segment results was driven by higher depreciation and amortization in the three months ended March 31, 2022 versus the three months ended March 31, 2021 reflecting battery ESS projects placed in service during summer 2021 (see Note 2 to the Financial Statements), partially offset by a favorable change in revenue net of fuel.

The change in Sunset segment results was driven by higher unrealized hedging losses in the three months ended March 31, 2022 versus the three months ended March 31, 2021 due to increases in forward power prices.

Asset Closure Segment — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2022	2021
Operating revenues	$107	$22	$85
Fuel, purchased power costs and delivery fees	(102)	(27)	(75)
Operating costs	$(44)	$(40)	$(4)
Depreciation and amortization	(14)	(4)	(10)
Selling, general and administrative expenses	(10)	(15)	5
Operating loss	(63)	(64)	1
Other income	2	16	(14)
Loss before income taxes	(62)	(48)	(14)
Net loss	$(62)	$(48)	$(14)
Adjusted EBITDA	$(6)	$(33)	$27
Production volumes (GWh)	3,199	1,497	1,702

Results and volumes for the Asset Closure segment include results from the Zimmer and Joppa generation plants that we plan to retire in May 2022 and September 2022, respectively. Operating costs for the three months ended March 31, 2022 and 2021 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The three months ended March 31, 2021 includes a gain on the settlement of rail transportation disputes (see Note 17 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2022 and 2021. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $360 million in unrealized net losses and $96 million in unrealized net gains for the three months ended March 31, 2022 and 2021, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
	2022	2021
Commodity contract net liability at beginning of period	$(866)	$(75)
Settlements/termination of positions (a)	375	(30)
Changes in fair value of positions in the portfolio (b)	(735)	126
Other activity (c)	(96)	(29)
Commodity contract net liability at end of period	$(1,322)	$(8)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at March 31, 2022, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at March 31, 2022
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(372)	$(155)	$30	$—	$(497)
Prices provided by other external sources	(52)	(145)	2	(1)	(196)
Prices based on models	(268)	(216)	(81)	(64)	(629)
Total	$(692)	$(516)	$(49)	$(65)	$(1,322)

FINANCIAL CONDITION

Operating Cash Flows

Cash provided by operating activities totaled $591 million for the three months ended March 31, 2022 compared to cash used in operating activities of $1.653 billion for the three months ended March 31, 2021. The favorable change of $2.244 billion was primarily driven by lower cash from operations in 2021 due to Winter Storm Uri impacts and change in margin deposits related to commodity contracts.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $112 million and $88 million for the three months ended March 31, 2022 and 2021, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $480 million and $129 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures totaled $373 million and $192 million for the three months ended March 31, 2022 and 2021, respectively, and consisted of the following:

	Three Months Ended March 31,
	2022	2021
Capital expenditures, including LTSA prepayments	$153	$108
Nuclear fuel purchases	$103	$6
Growth and development expenditures	$117	$78
Capital expenditures	$373	$192

Cash used in investing activities for the three months ended March 31, 2022 and 2021 also reflected net purchases of environmental allowances of $109 million and net sales of environmental allowances of $17 million, respectively. In the three months ended March 31, 2022 and 2020, we received insurance proceeds of $1 million and $40 million, respectively.

Financing Cash Flows

Cash used in financing activities totaled $413 million in the three months ended March 31, 2022 compared to cash provided of $1.939 billion for the three months ended March 31, 2021. The change was primarily driven by:

•$710 million in cash paid for share repurchases in 2022, including $114 million of settled share repurchases accrued as of December 31, 2021 and $16 million of share repurchases accrued as of March 31, 2022, compared to $175 million in cash paid in 2021;
•$1.0 billion in cash received from the issuance of term loans under the Term Loan A Facility in 2021;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in 2021;
•Net borrowings of $300 million under the Revolving Credit Facility in 2021;

These increases in cash used in financing activities are partially offset by net borrowings of $500 million under the accounts receivable financing facilities in 2022 compared to net borrowings of $425 million in 2021.

Debt Activity

The maturities of our long-term debt are relatively modest until 2023. See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2022:

	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$1,022	$1,325	$(303)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,113	1,254	(141)
Vistra Operations — Commodity-Linked Facility	1,000	—	1,000
Total available liquidity (a)	$3,135	$2,579	$556
____________
(a)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $556 million increase in available liquidity for the three months ended March 31, 2022 was primarily driven by cash provided by operations, including the change in margin deposits related to commodity contracts, $1.0 billion in availability under the new Commodity-Linked Facility and $500 million in net cash borrowings under the accounts receivable financing facilities, partially offset by $710 million in cash paid for share repurchases, $373 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), a $141 million increase in letters of credit outstanding under the Revolving Credit Facility and $77 million in dividends paid to common stockholders.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Global market demand, geopolitical events and higher gas prices have resulted in increased market prices for energy, and we expect these conditions to continue. We believe our hedging activity in these conditions will position us to significantly benefit Adjusted EBITDA from ongoing operations in 2023 and beyond. However, these higher market prices combined with our comprehensive hedging strategy have also resulted in increased collateral posting obligations since March 31, 2022. The majority of this collateral relates to hedges in place through 2023 and is expected to be returned as we satisfy our obligations under those contracts. In order to support our comprehensive hedging strategy, on May 5, 2022, we entered into an amendment to our Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to $3.0 billion. As of May 5, 2022, Vistra had approximately $2.1 billion of cash and availability under its credit facilities to meet its liquidity needs. The Company believes it has additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital, or reducing capital expenditures, planned voluntary debt repayments or operating costs.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 10 to the Financial Statements for discussion of the Vistra Operations Credit Facilities and the Commodity-Linked Facility.

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

At March 31, 2022, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$1.237 billion in cash has been posted with counterparties as compared to $1.263 billion posted at December 31, 2021;
•$223 million in cash has been received from counterparties as compared to $39 million received at December 31, 2021;
•$1.761 billion in letters of credit have been posted with counterparties as compared to $1.558 billion posted at December 31, 2021; and
•$36 million in letters of credit have been received from counterparties as compared to $35 million received at December 31, 2021.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $38 million in state income tax payments, offset by $11 million in state tax refunds, and $1 million in TRA payments in the next 12 months.

For the three months ended March 31, 2022, there were no federal income tax payments, $1 million in state income tax payments and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00. As of March 31, 2022, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2022, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $460 million in the form of letters of credit, $20 million in the form of a surety bond and $1 million of cash at March 31, 2022 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.536 billion at March 31, 2022.

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

Under the Vistra Operations Senior Unsecured Indentures and the Vistra Operations Senior Secured Indenture, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the Vistra Operations Credit Facilities, the Receivables Facility, the Alternate LOC Facilities, the Commodity-Linked Facility and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Month-end average VaR	$592	$424
Month-end high VaR	$639	$684
Month-end low VaR	$559	$222

The month-end high VaR risk measure in 2022 is consistent with the prior year.

Interest Rate Risk

At March 31, 2022, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $7 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.552 billion at March 31, 2022.

At March 31, 2022, Retail segment credit exposure totaled approximately $954 million, including $945 million of trade accounts receivable and $9 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $66 million, resulting in a net exposure of approximately $888 million. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At March 31, 2022, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $1.598 billion including $941 million related to derivative assets and $657 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $1.348 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at March 31, 2022. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$1,249	$210	$1,039
Below investment grade or no rating	349	40	309
Totals	$1,598	$250	$1,348

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $821 million, or 61%, of our total net exposure at March 31, 2022. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
•general industry trends;
•economic conditions, including the impact of any inflationary period, recession or economic downturn;
•investor sentiment relating to climate change and utilization of fossil fuels in connection with power generation could reduce demand for, or increase potential volatility in the market price of, our common stock;
•the severity, magnitude and duration of pandemics, including the COVID-19 pandemic, and the resulting effects on our results of operations, financial condition and cash flows;
•the severity, magnitude and duration of extreme weather events, drought and limitations on access to water, and other weather conditions and natural phenomena, contingencies and uncertainties relating thereto, most of which are difficult to predict and many of which are beyond our control, and the resulting effects on our results of operations, financial condition and cash flows;
•acts of sabotage, geopolitical conflicts, wars, or terrorist, cybersecurity, cybercriminal, or cyber-espionage threats or activities;

•risk of contract performance claims by us or our counterparties, and risks of, or costs associated with, pursuing or defending such claims;
•our ability to collect trade receivables from counterparties in the amount or at the time expected, if at all;
•our ability to attract, retain and profitably serve customers;
•restrictions on or prohibitions of competitive retail pricing or direct-selling businesses;
•adverse publicity associated with our retail products or direct selling businesses, including our ability to address the marketplace and regulators regarding our compliance with applicable laws;
•changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;
•changes in prices of transportation of natural gas, coal, fuel oil and other refined products;
•sufficiency of, access to, and costs associated with coal, fuel oil, natural gas, and uranium inventories and transportation and storage thereof;
•changes in the ability of counterparties and suppliers to provide or deliver commodities, materials, or services as needed;
•beliefs and assumptions about the benefits of state- or federal-based subsidies to our market competition, and the corresponding impacts on us, including if such subsidies are disproportionately available to our competitors;
•the effects of, or changes to, market design and the power, ancillary services and capacity procurement processes in the markets in which we operate;
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
•our expectation that we will continue to pay (i) a consistent aggregate cash dividend amount to common stockholders on a quarterly basis and (ii) the applicable semiannual cash dividend to the Series A Preferred Stock and Series B Preferred Stock stockholders, respectively;
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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2022. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2021 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2022	9,403,746	$22.22	9,403,746	$1,382
February 1 - February 28, 2022	8,242,760	$21.81	8,242,760	$1,202
March 1 - March 31, 2022	9,914,395	$22.52	9,914,395	$979
For the quarter ended March 31, 2022	27,560,901	$22.21	27,560,901	$979

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

Under the Share Repurchase Program, any purchases of shares of the Company's stock may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Share Repurchase Program or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the certificate of designation of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

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

Item 5.OTHER INFORMATION

None.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed March 21, 2022)	10.1	—	Transition and Advisory Agreement, dated as of March 20, 2022, between Curtis A. Morgan and Vistra Corp.

10.2	0001-38086 Form 8-K (filed March 21, 2022)	10.2	—	Second Amended and Restated Employment Agreement, dated as of March 20, 2022, between James A. Burke and Vistra Corp.

10.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	10.63	—
Credit Agreement, dated as of February 4, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits	Previously Filed With File Number*	As Exhibit
31.2	**		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of Curtis A. Morgan, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of James A. Burke, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: May 6, 2022