Form 10-Q
period 2022-06-30
Vistra Corp.
filed 2022-08-05
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 2, 2022, there were 416,348,199 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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
TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 7 to the Financial Statements)

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

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues (Note 4)	$1,588	$2,565	$4,713	$5,772
Fuel, purchased power costs and delivery fees	(2,162)	(1,320)	(4,441)	(6,065)
Operating costs	(435)	(429)	(851)	(801)
Depreciation and amortization	(394)	(464)	(824)	(887)
Selling, general and administrative expenses	(280)	(252)	(569)	(502)
Impairment of long-lived assets (Note 17)	—	(38)	—	(38)
Operating income (loss)	(1,683)	62	(1,972)	(2,521)
Other income (Note 17)	71	36	77	92
Other deductions (Note 17)	(9)	(2)	(13)	(7)
Interest expense and related charges (Note 17)	(109)	(135)	(116)	(164)
Impacts of Tax Receivable Agreement (Note 7)	(34)	(41)	(115)	(4)
Net loss before income taxes	(1,764)	(80)	(2,139)	(2,604)
Income tax benefit (Note 6)	407	115	498	600
Net income (loss)	$(1,357)	$35	$(1,641)	$(2,004)
Net (income) loss attributable to noncontrolling interest	(8)	1	(9)	(2)
Net income (loss) attributable to Vistra	$(1,365)	$36	$(1,650)	$(2,006)
Cumulative dividends attributable to preferred stock	(37)	—	(75)	—
Net income (loss) attributable to Vistra common stock	$(1,402)	$36	$(1,725)	$(2,006)
Weighted average shares of common stock outstanding:
Basic	429,193,031	486,022,633	440,336,286	485,364,606
Diluted	429,193,031	487,366,226	440,336,286	485,364,606
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(3.27)	$0.07	$(3.92)	$(4.13)
Diluted	$(3.27)	$0.07	$(3.92)	$(4.13)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,357)	$35	$(1,641)	$(2,004)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $—, $1, $— and $1)	—	1	—	3
Total other comprehensive income	—	1	—	3
Comprehensive income (loss)	$(1,357)	$36	$(1,641)	$(2,001)
Comprehensive (income) loss attributable to noncontrolling interest	(8)	1	(9)	(2)
Comprehensive income (loss) attributable to Vistra	$(1,365)	$37	$(1,650)	$(2,003)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2022	2021
Cash flows — operating activities:
Net loss	$(1,641)	$(2,004)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,054	969
Deferred income tax benefit, net	(501)	(626)
Impairment of long-lived assets	—	38
Unrealized net loss from mark-to-market valuations of commodities	2,347	182
Unrealized net gain from mark-to-market valuations of interest rate swaps	(171)	(79)
Asset retirement obligation accretion expense	17	19
Impacts of Tax Receivable Agreement	115	4
Stock-based compensation	34	25
Other, net	66	56
Changes in operating assets and liabilities:
Margin deposits, net	(1,893)	(240)
Uplift securitization proceeds receivable from ERCOT	544	—
Accrued interest	13	8
Accrued taxes	(62)	(75)
Accrued employee incentive	(38)	(107)
Other operating assets and liabilities	(607)	773
Cash used in operating activities	(723)	(1,057)
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(613)	(546)
Proceeds from sales of nuclear decommissioning trust fund securities	334	267
Investments in nuclear decommissioning trust fund securities	(345)	(277)
Proceeds from sales of environmental allowances	266	64
Purchases of environmental allowances	(258)	(173)
Insurance proceeds	1	63
Proceeds from sale of assets	14	8
Other, net	(8)	19
Cash used in investing activities	(609)	(575)
Cash flows — financing activities:
Issuances of long-term debt	1,498	1,250
Borrowings under Commodity-Linked Facility	2,750	—
Repayments under Commodity-Linked Facility	(1,700)	—
Borrowings under Term Loan A	—	1,250
Repayment under Term Loan A	—	(1,250)
Proceeds from forward capacity agreement	—	500
Repayments/repurchases of debt	(223)	(101)
Net borrowings under accounts receivable financing	725	361
Borrowings under Revolving Credit Facility	1,500	1,300
Repayments under Revolving Credit Facility	(1,250)	(1,300)
Share repurchases	(1,194)	(175)
Dividends paid to common stockholders	(152)	(147)
Dividends paid to preferred stockholders	(76)	—
Debt tender offer and other financing fees	(21)	(13)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2022	2021
Other, net	23	(4)
Cash provided by financing activities	1,880	1,671
Net change in cash, cash equivalents and restricted cash	548	39
Cash, cash equivalents and restricted cash — beginning balance	1,359	444
Cash, cash equivalents and restricted cash — ending balance	$1,907	$483

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,871	$1,325
Restricted cash (Note 17)	25	21
Trade accounts receivable — net (Note 17)	1,790	1,397
Income taxes receivable	18	15
Inventories (Note 17)	601	610
Commodity and other derivative contractual assets (Note 14)	7,457	2,513
Margin deposits related to commodity contracts	3,160	1,263
Uplift securitization proceeds receivable from ERCOT (Note 1)	—	544
Prepaid expense and other current assets	231	195
Total current assets	15,153	7,883
Restricted cash (Note 17)	11	13
Investments (Note 17)	1,715	2,049
Property, plant and equipment — net (Note 17)	12,784	13,056
Operating lease right-of-use assets	40	40
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,042	2,146
Commodity and other derivative contractual assets (Note 14)	924	250
Accumulated deferred income taxes	1,818	1,302
Other noncurrent assets	398	361
Total assets	$37,468	$29,683
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 10)	$1,300	$—
Accounts receivable financing (Note 9)	725	—
Long-term debt due currently (Note 10)	41	254
Trade accounts payable	1,472	1,515
Commodity and other derivative contractual liabilities (Note 14)	9,934	3,023
Margin deposits related to commodity contracts	43	39
Accrued taxes other than income	145	207
Accrued interest	156	143
Asset retirement obligations (Note 17)	112	104
Operating lease liabilities	6	5
Other current liabilities	565	553
Total current liabilities	14,499	5,843
Long-term debt, less amounts due currently (Note 10)	11,949	10,477
Operating lease liabilities	37	38
Commodity and other derivative contractual liabilities (Note 14)	1,650	804
Tax Receivable Agreement obligation (Note 7)	509	394
Asset retirement obligations (Note 17)	2,338	2,346
Other noncurrent liabilities and deferred credits (Note 17)	1,083	1,489
Total liabilities	32,065	21,391

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2022	December 31, 2021
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: June 30, 2022 and December 31, 2021— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: June 30, 2022 and December 31, 2021 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2022 — 420,839,230; December 31, 2021 — 469,072,597)	5	5
Treasury stock, at cost (shares: June 30, 2022 — 115,372,902; December 31, 2021 — 63,856,879)	(2,645)	(1,558)
Additional paid-in-capital	9,890	9,824
Retained deficit	(3,842)	(1,964)
Accumulated other comprehensive loss	(16)	(16)
Stockholders' equity	5,392	8,291
Noncontrolling interest in subsidiary	11	1
Total equity	5,403	8,292
Total liabilities and equity	$37,468	$29,683

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

Uplift Securitization Proceeds from ERCOT — As part of the 2021 regular Texas legislative sessions and in response to extraordinary costs incurred by electricity market participants during Winter Storm Uri, the Texas legislature passed House Bill (HB) 4492 for ERCOT to obtain financing to distribute to load-serving entities (LSEs) that were uplifted and paid to ERCOT exceptionally high price adders and ancillary service costs during Winter Storm Uri. In October 2021, the PUCT issued a Debt Obligation Order approving $2.1 billion financing and the methodology for allocation of proceeds to the LSEs. In December 2021, ERCOT finalized the amount of allocations to the LSEs, and we received $544 million of proceeds from ERCOT in the second quarter of 2022. The Company accounted for the proceeds we received by analogy to the contribution model within Accounting Standards Codification (ASC) 958-605, Not-for-Profit Entities - Revenue Recognition and the grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to expenses in the statements of operations in the annual period for which the proceeds are intended to compensate. We concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received were determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the $2.1 billion funding approved in the Debt Obligation Order. The final financial impact of Winter Storm Uri continues to be subject to the outcome of litigation arising from the event.

Recent Developments

Share Repurchase Program — On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. Including the original Board authorization, approximately $1.65 billion remains available for share repurchases under the Share Repurchase Program as of August 4, 2022. We expect to complete repurchases under the Share Repurchase Program by the end of 2023.

Dividends Declared — In July 2022, the Board declared a quarterly dividend of $0.184 per share of common stock that will be paid in September 2022. In July 2022, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in October 2022.

Accounts Receivable Financing — In July 2022, certain subsidiaries of the Company entered into amendments to the Receivables Facility and Repurchase Facility, respectively, extending the terms of each facility to July 2023. Additionally, the amendment to the Receivables Facility adjusted the commitment of the purchasers to purchase interests in the receivables under the Receivables Facility during certain periods to align with the peak retail season and increasing the commitments by $25 million for the settlement periods through December 2022 as compared to the prior year periods (see Note 9).

Vistra Operations Credit Agreement Amendment — In July 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) establish a new class of extended revolving credit commitments in an aggregate amount of $725 million and maturing April 29, 2027, (ii) require Vistra Operations to terminate at least $350 million in revolving commitments maturing April 29, 2027 by December 30, 2022, or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors, and (iii) appoint certain additional revolving letter of credit issuers. See Note 10 for details of the Vistra Operations Credit Agreement amendment.

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

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

We have announced the planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. The first 158 MW of solar generation came online in January and February 2022 and the battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities range from summer of 2024 to the end of 2026. At June 30, 2022, we had accumulated approximately $152 million in construction-work-in-process for these remaining Texas segment solar generation projects, including costs for our Emerald Grove solar facility which reached substantial completion in July 2022.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy contract in April 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023. At June 30, 2022, we had accumulated approximately $32 million in construction-work-in-process for Moss Landing Phase III.

Moss Landing Outages — In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Moss Landing Phase I was not affected by this incident.

We have continued restoration work on the facilities and have restored approximately 393 MW (or 98% of the 400 MW capacity) at June 30, 2022.

We do not expect these incidents to have a material impact on our results of operations.

3.    RETIREMENT OF GENERATION FACILITIES

In 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11), and in furtherance of our efforts to significantly reduce our carbon footprint. In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018. We had previously announced that Joppa would retire no later than the end of 2027. As previously announced in July 2021, we retired the Zimmer coal generation facility in June 2022 due to the inability to secure capacity revenues for the plant in the PJM capacity auction held in May 2021.

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and move to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur.

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Expected Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	January 1, 2023	Sunset
Joppa	Joppa, IL	MISO	Coal	802	By September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	By September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than the end of 2027 if economic or other conditions dictate.

4.    REVENUE

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,757	$—	$—	$—	$—	$—	$—	$1,757
Retail energy charge in Northeast/Midwest	543	—	—	—	—	—	—	543
Wholesale generation revenue from ISO/RTO	—	(59)	170	53	220	183	—	567
Capacity revenue from ISO/RTO (a)	—	—	(4)	—	25	8	—	29
Revenue from other wholesale contracts	—	146	202	35	38	9	—	430
Total revenue from contracts with customers	2,300	87	368	88	283	200	—	3,326
Other revenues:
Intangible amortization	(1)	—	—	—	(2)	—	—	(3)
Hedging and other revenues (b)	(507)	(453)	(295)	(12)	(389)	(79)	—	(1,735)
Affiliate sales (c)	—	(257)	246	3	25	—	(17)	—
Total other revenues	(508)	(710)	(49)	(9)	(366)	(79)	(17)	(1,738)
Total revenues	$1,792	$(623)	$319	$79	$(83)	$121	$(17)	$1,588
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $102 million of capacity purchased offset by $98 million of capacity sold. The Sunset segment includes $2 million of capacity purchased offset by $27 million of capacity sold. The Asset Closure segment includes $8 million of capacity sold.
(b)Includes $2.088 billion of unrealized net losses from mark-to-market valuations of commodity position, including Retail segment unrealized net losses of $414 million due to the discontinuance of normal purchases or normal sales (NPNS) accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $918 million, $151 million and $99 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,417	$—	$—	$—	$—	$—	$—	$1,417
Retail energy charge in Northeast/Midwest	504	—	—	—	—	—	—	504
Wholesale generation revenue from ISO/RTO	—	128	96	31	129	56	—	440
Capacity revenue from ISO/RTO (a)	—	—	2	—	32	11	—	45
Revenue from other wholesale contracts	—	56	130	24	44	—	—	254
Total revenue from contracts with customers	1,921	184	228	55	205	67	—	2,660
Other revenues:
Intangible amortization	(2)	—	73	—	(2)	—	—	69
Hedging and other revenues (b)	—	(8)	131	(7)	(172)	(108)	—	(164)
Affiliate sales (c)	—	(644)	73	—	(38)	—	609	—
Total other revenues	(2)	(652)	277	(7)	(212)	(108)	609	(95)
Total revenues	$1,919	$(468)	$505	$48	$(7)	$(41)	$609	$2,565
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $119 million of capacity sold offset by $117 million of capacity purchased. The Sunset segment includes $33 million of capacity sold offset by $1 million of capacity purchased. The Asset Closure segment includes $11 million of capacity sold.
(b)Includes $343 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $952 million, $263 million and $121 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,162	$—	$—	$—	$—	$—	$—	$3,162
Retail energy charge in Northeast/Midwest	1,183	—	—	—	—	—	—	1,183
Wholesale generation revenue from ISO/RTO	—	92	572	112	390	318	—	1,484
Capacity revenue from ISO/RTO (a)	—	—	(10)	—	63	20	—	73
Revenue from other wholesale contracts	—	265	445	73	81	21	—	885
Total revenue from contracts with customers	4,345	357	1,007	185	534	359	—	6,787
Other revenues:
Intangible amortization	(1)	—	—	—	(4)	—	—	(5)
Hedging and other revenues (b)	(727)	(451)	13	(40)	(733)	(131)	—	(2,069)
Affiliate sales (c)	—	(1,624)	254	6	(20)	—	1,384	—
Total other revenues	(728)	(2,075)	267	(34)	(757)	(131)	1,384	(2,074)
Total revenues	$3,617	$(1,718)	$1,274	$151	$(223)	$228	$1,384	$4,713
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $238 million of capacity purchased offset by $228 million of capacity sold. The Sunset segment includes $3 million of capacity purchased offset by $66 million of capacity sold. The Asset Closure segment includes $20 million of capacity sold.
(b)Includes $2.447 billion of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $414 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $2.928 billion, $660 million and $253 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,565	$—	$—	$—	$—	$—	$—	$2,565
Retail energy charge in Northeast/Midwest	1,091	—	—	—	—	—	—	1,091
Wholesale generation revenue from ISO/RTO	—	3,374	252	69	808	100	—	4,603
Capacity revenue from ISO/RTO (a)	—	—	(2)	—	61	21	—	80
Revenue from other wholesale contracts	—	2,084	293	46	101	1	—	2,525
Total revenue from contracts with customers	3,656	5,458	543	115	970	122	—	10,864
Other revenues:
Intangible amortization	(3)	—	74	—	(8)	—	—	63
Hedging and other revenues (b)	16	(4,450)	195	(36)	(739)	(141)	—	(5,155)
Affiliate sales (c)	—	(393)	418	2	26	—	(53)	—
Total other revenues	13	(4,843)	687	(34)	(721)	(141)	(53)	(5,092)
Total revenues	$3,669	$615	$1,230	$81	$249	$(19)	$(53)	$5,772
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $230 million of capacity purchased offset by $228 million of capacity sold. The Sunset segment includes $1 million of capacity purchased offset by $62 million of capacity sold. The Asset Closure segment includes $21 million of capacity sold.
(b)Includes $285 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $1.625 billion, $347 million and $154 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of June 30, 2022, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $216 million, $467 million, $278 million, $179 million and $111 million that will be recognized, in the balance of the year ended December 31, 2022 and the years ending December 31, 2023, 2024, 2025 and 2026, respectively, and $735 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	June 30, 2022	December 31, 2021
Trade accounts receivable from contracts with customers — net	$1,503	$1,087
Other trade accounts receivable — net	287	310
Total trade accounts receivable — net	$1,790	$1,397

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

At both June 30, 2022 and December 31, 2021, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2022			December 31, 2021
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,085	$1,699	$386	$2,083	$1,631	$452
Software and other technology-related assets	452	233	219	421	206	215
Retail and wholesale contracts	233	203	30	248	206	42
Contractual service agreements (a)	20	4	16	23	2	21
Other identifiable intangible assets (b)	57	7	50	95	20	75
Total identifiable intangible assets subject to amortization	$2,847	$2,146	701	$2,870	$2,065	805
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,042			$2,146
____________
(a)At June 30, 2022, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2022	December 31, 2021
Contractual service agreements	$129	$125
Purchase and sale of power and capacity	4	8
Fuel and transportation purchase contracts	11	14
Total identifiable intangible liabilities	$144	$147

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Retail customer relationship	Depreciation and amortization	$34	$50	$68	$98
Software and other technology-related assets	Depreciation and amortization	18	20	36	38
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	3	(69)	5	(61)
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	98	48	186	105
Total intangible asset expense (a)		$153	$49	$295	$180
___________
(a)Amounts recorded in depreciation and amortization totaled $53 million and $70 million for the three months ended June 30, 2022 and 2021, respectively, and $105 million and $138 million for the six months ended June 30, 2022 and 2021, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of June 30, 2022, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2022	$173
2023	$152
2024	$103
2025	$77
2026	$52

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss before income taxes	$(1,764)	$(80)	$(2,139)	$(2,604)
Income tax benefit	$407	$115	$498	$600
Effective tax rate	23.1%	143.8%	23.3%	23.0%

For the three months ended June 30, 2022, the effective tax rate of 23.1% was higher than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes. For the six months ended June 30, 2022, the effective tax rate of 23.3% was higher than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes.

For the three months ended June 30, 2021, the effective tax rate of 143.8% was higher than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes, including the impact of a decrease in our state valuation allowances primarily due to newly enacted state tax legislation. For the six months ended June 30, 2021, the effective tax rate of 23.0% was higher than the U.S. federal statutory rate of 21% due primarily to expenses such as the nondeductible impacts of the TRA and state income taxes.

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

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. In the second quarter of 2022, the employment tax audit for tax year 2018 was closed with no adjustment. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $39 million and $38 million at June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
TRA obligation at the beginning of the period	$395	$450
Accretion expense	32	32
Changes in tax assumptions impacting timing of payments (a)	83	(28)
Impacts of Tax Receivable Agreement	115	4
TRA obligation at the end of the period	510	454
Less amounts due currently	(1)	(3)
Noncurrent TRA obligation at the end of the period	$509	$451
____________
(a)During the three and six months ended June 30, 2022, we recorded increases to the carrying value of the TRA obligation totaling $17 million and $83 million, respectively, as a result of adjustments to forecasted taxable income due to increases in commodity price forecasts, partially offset by anticipated tax benefits under current laws for planned additional renewable development projects. During the three months ended June 30, 2021, we recorded an increase to the carrying value of the TRA obligation totaling $26 million as a result of adjustments to forecasted taxable income. During the six months ended June 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $28 million as a result of adjustments to forecasted taxable income including the financial impacts of Winter Storm Uri.

As of June 30, 2022, the estimated carrying value of the TRA obligation totaled $510 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of June 30, 2022, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Vistra	$(1,365)	$36	$(1,650)	$(2,006)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	—	(40)	—
Less cumulative dividends attributable to Series B Preferred Stock	(17)	—	(35)	—
Net income (loss) attributable to common stock — basic	(1,402)	36	(1,725)	(2,006)
Weighted average shares of common stock outstanding — basic	429,193,031	486,022,633	440,336,286	485,364,606
Net income (loss) per weighted average share of common stock outstanding — basic	$(3.27)	$0.07	$(3.92)	$(4.13)
Dilutive securities: Stock-based incentive compensation plan	—	1,343,593	—	—
Weighted average shares of common stock outstanding — diluted	429,193,031	487,366,226	440,336,286	485,364,606
Net income (loss) per weighted average share of common stock outstanding — diluted	$(3.27)	$0.07	$(3.92)	$(4.13)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 5,567,585 and 14,433,851 shares for the three months ended June 30, 2022 and 2021, respectively, and 8,052,517 and 15,734,553 shares for the six months ended June 30, 2022 and 2021, respectively.

9.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2022, extending the term of the Receivables Facility to July 2023, adjusting the commitment of the purchasers to purchase interests in the receivables under the Receivables Facility during certain periods to align with the peak retail season and increasing the commitments by $25 million for the settlement periods through December 2022 as compared to prior year periods, as follows: (i) $625 million beginning with the settlement date in July 2022 until the settlement date in August 2022, (ii) $750 million from the settlement date in August 2022 until the settlement date in November 2022, (iii) $625 million from the settlement date in November 2022 until the settlement date in December 2022, and (iv) $600 million from the settlement date in December 2022 and thereafter for the remaining term of the Receivables Facility.

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

As of June 30, 2022, outstanding borrowings under the Receivables Facility totaled $600 million and were supported by $1.096 billion of RecCo gross receivables. As of December 31, 2021, there were no outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2022, the Repurchase Facility was renewed until July 2023 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Transactions). Each Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

As of June 30, 2022, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings at December 31, 2021.

10.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	June 30, 2022	December 31, 2021
Vistra Operations Credit Facilities	$2,529	$2,543
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	—
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	—
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	4,600	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Forward Capacity Agreements	—	213
Equipment Financing Agreements	90	92
Other	3	6
Total other long-term debt	93	311
Unamortized debt premiums, discounts and issuance costs	(82)	(73)
Total long-term debt including amounts due currently	11,990	10,731
Less amounts due currently	(41)	(254)
Total long-term debt less amounts due currently	$11,949	$10,477

As of June 30, 2022 and December 31, 2021, short-term borrowings totaled $1.3 billion and zero, respectively, and includes outstanding borrowings under the Commodity-Linked Facility and the Revolving Credit Facility (described below).

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

As of June 30, 2022, the Vistra Operations Credit Facilities consisted of up to $5.529 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.0 billion (Revolving Credit Facility) and term loans of $2.529 billion (Term Loan B-3 Facility).

On April 29, 2022 (April 2022 Amendment Effective Date) and July 18, 2022 (July 2022 Amendment Effective Date), Vistra Operations entered into amendments (Credit Agreement Amendments) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendments, new classes of extended revolving credit commitments were established in aggregate amounts of $2.8 billion and $725 million as of the April 2022 Amendment Effective Date and the July 2022 Amendment Effective Date, respectively, and the maturity date was extended from June 14, 2023 to April 29, 2027. After giving effect to the Credit Agreement Amendments, the aggregate amount of revolving commitments maturing on April 29, 2027 equals $3.525 billion (Extended Revolving Credit Facility), while the $200 million in revolving commitments maturing on June 14, 2023 (Non-Extended Revolving Credit Facility) remain unchanged by the Credit Agreement Amendments. The July 18, 2022 amendment to the Vistra Operations Credit Agreement also provides that Vistra Operations will terminate at least $350 million in Extended Revolving Credit Facility commitments by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. Furthermore, the Credit Agreement Amendments appoint new revolving letter of credit issuers, such that the aggregate amount of revolving letter of credit commitments equals $3.245 billion after giving effect to the Credit Agreement Amendments. Fees and expenses related to the Credit Agreement Amendments totaled $1 million in both the three and six months ended June 30, 2022, which were capitalized as a reduction in the carrying amount of the debt, and additional fees and expenses totaling $7 million were incurred in July 2022.

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

Our credit facilities and related available capacity as of June 30, 2022 are presented below.

		June 30, 2022
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$2,800	$233	$2,223	$344
Non-Extended Revolving Credit Facility (b)	June 14, 2023	200	17	159	24
Term Loan B-3 Facility (c)	December 31, 2025	2,529	2,529	—	—
Total Vistra Operations Credit Facilities		$5,529	$2,779	$2,382	$368
Commodity-Linked Facility (d)	October 5, 2022	$2,250	$1,050		$1,200
Total Credit Facilities		$7,779	$3,829	$2,382	$1,568
___________
(a)Extended Revolving Credit Facility used for general corporate purposes. Cash borrowings under the Extended Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets. The full amount of Extended Revolving Credit Facility available capacity can be utilized to issue letters of credit.
(b)Non-Extended Revolving Credit Facility used for general corporate purposes. Cash borrowings under the Non-Extended Revolving Credit Facility are reported in short-term borrowings in our condensed consolidated balance sheets. The full amount of Non-Extended Revolving Credit Facility available capacity can be utilized to issue letters of credit.
(c)Cash borrowings under the Term Loan B-3 Facility are subject to a required scheduled quarterly payment in annual amount equal to 1.00% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.
(d)Commodity-Linked Facility (defined below) used to support our comprehensive hedging strategy. Facility limit and available capacity assume the borrowing base equals the aggregate commitments of $2.25 billion. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on a term Secured Overnight Financing Rate (SOFR), plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility had been revised to range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2022, there was $233 million outstanding borrowings under the Extended Revolving Credit Facility with a weighted average interest rate was 3.26%. Letters of credit issued under the Extended Revolving Credit Facility bear interest of 1.75%. The applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments may further be adjusted from time to time dependent upon the Company's performance relative to certain sustainability-linked targets and thresholds, as further described in the Vistra Operations Credit Agreement.

Under the Vistra Operations Credit Agreement, cash borrowings under the Non-Extended Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%. As of June 30, 2022, there was $17 million outstanding borrowings under the Non-Extended Revolving Credit Facility with weighted average rate of 3.35%. Letters of credit issued under the Non-Extended Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of June 30, 2022, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 3.39% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Non-Extended Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, a total net leverage ratio not to exceed 5.50 to 1.00). As of June 30, 2022, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Commodity-Linked Revolving Credit Facility — In order to support our comprehensive hedging strategy, in February 2022, Vistra Operations entered into a $1.0 billion senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. In May 2022, we entered into an amendment to the Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to a facility size of $3.0 billion. Subsequent amendments in May 2022 and June 2022 increased the aggregate available commitments from $2.0 billion to $2.25 billion. Fees and expenses related to the facility totaled $2 million and $4 million in the three and six months ended June 30, 2022, respectively, which were capitalized as a reduction in the carrying amount of the debt.

Under the Commodity-Linked Facility, the borrowing base is calculated on a weekly basis based on a set of theoretical transactions which approximate a portion of the hedge portfolio of Vistra Operations and certain of its subsidiaries in certain power markets, with availability thereunder not to exceed the aggregate available commitments nor be less than zero. Vistra Operations may, at its option, borrow an amount up to the borrowing base, as adjusted from time to time, provided that if outstanding borrowings at any time would exceed the borrowing base, Vistra Operations shall make a repayment to reduce outstanding borrowings to be less than or equal to the borrowing base. Vistra Operations intends to use any borrowings provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of June 30, 2022, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, Vistra entered into an additional Secured LOC Facility which will also be used for general corporate purposes. As of June 30, 2022, $519 million of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Senior Secured Notes

In May 2022, Vistra Operations issued $1.5 billion aggregate principal amount of senior secured notes (May 2022 Senior Secured Notes), consisting of $400 million aggregate principal amount of 4.875% senior secured notes due 2024 (4.875% Senior Secured Notes) and $1.1 billion aggregate principal amount of 5.125% senior secured notes due 2025 (5.125% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act (Senior Secured Notes Offering). The May 2022 Senior Secured Notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. The 4.875% Senior Secured Notes mature in May 2024 and the 5.125% Senior Secured Notes mature in May 2025. Interest on the May 2022 Senior Secured Notes is payable in cash semiannually in arrears on May 13 and November 13 of each year, beginning in November 2022. Net proceeds from the Senior Secured Notes Offering totaling $1.485 billion, together with cash on hand, were used to pay down borrowings under the Commodity-Linked Facility. Fees and expenses related to the offering totaled $16 million in both the three and six months ended June 30, 2022, which were capitalized as a reduction in the carrying amount of the debt.

In 2019, Vistra Operations issued and sold $3.1 billion aggregate principal amount of senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 3.550% senior secured notes due 2024, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029 and the May 2022 Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to repay or repurchase outstanding debt. Through June 30, 2022, no amounts had been repurchased under the March 2021 authorization.

Other Long-Term Debt

Forward Capacity Agreements — In March 2021, the Company sold a portion of the PJM capacity that cleared for Planning Years 2021-2022 to a financial institution (2021-2022 Forward Capacity Agreement). The buyer in this transaction received capacity payments from PJM during the Planning Years 2021-2022 in the amount of approximately $515 million. In May 2022, the final capacity payment from PJM during the Planning Years 2021-2022 was paid, and the terms of the 2021-2022 Forward Capacity were fulfilled.

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

Maturities

Long-term debt maturities at June 30, 2022 are as follows:

June 30, 2022
Remainder of 2022	$26
2023	40
2024	1,940
2025	3,570
2026	1,006
Thereafter	5,490
Unamortized premiums, discounts and debt issuance costs	(82)
Total long-term debt, including amounts due currently	$11,990

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At June 30, 2022, we had outstanding letters of credit totaling $2.901 billion as follows:

•$2.565 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$174 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$61 million for other credit support requirements.

Surety Bonds

At June 30, 2022, we had outstanding surety bonds totaling $591 million to support performance under various contracts and legal obligations in the normal course of business.

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

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies have been named as defendants in lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We now remain as a defendant in only one action, which is a consolidated putative class action lawsuit pending in federal court in Wisconsin where a class has been certified and an interlocutory appeal has been filed in the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court).

Illinois Attorney General Complaint Against Illinois Gas & Electric (IG&E) — In May 2022, the Illinois Attorney General filed a complaint against IG&E, a subsidiary we acquired when we purchased Crius in July 2019. The complaint filed in Illinois state court alleges, among other things, that IG&E engaged in improper marketing conduct and overcharged customers. The vast majority of the conduct in question occurred prior to our acquisition of IG&E. In July 2022, we moved to dismiss the complaint.

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. We filed our opening brief in June 2021, and response briefs were filed in September 2021. Oral argument was held in April 2022. In our brief, we argue that the prior PUCT rushed to adopt a rule that dramatically raised the price of electricity in ERCOT, but in doing so failed to follow any of the rulemaking procedures required for the PUCT to undertake an emergency rulemaking, and we have asked the court to vacate this rule. Other parties also filed briefs in support of our challenge to the PUCT's orders. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that we and other parties may continue disputing the pricing during Winter Storm Uri through the ERCOT process and, to the extent the outcome of that process comes before the PUCT for review, the PUCT has not prejudged or made a final decision on that matter.

Koch Disputes — In March 2021, we filed a lawsuit in Texas state court against Odessa-Ector Power Partners, L.P., Koch Resources, LLC, Koch AG & Energy Solutions, LLC, and Koch Energy Services, LLC (Koch) seeking equitable relief in which we contested the amount of the February 2021 earnout payment under the terms of the 2017 asset purchase agreement (APA) with Koch. Koch subsequently filed its own related lawsuit in Delaware Chancery Court, and the Delaware Chancery Court ruled that all claims related to the APA dispute (including our equitable claims) would proceed in Delaware. We contested Koch's demand for $286 million for the February 2021 earnout payment as an unjust windfall and inconsistent with the parties' intent when they entered into the APA in 2017. In the three months ended March 31, 2021, we recorded a $286 million liability in other noncurrent liabilities and deferred credits in our condensed consolidated balance sheets. In March 2021, we also filed a lawsuit in New York state court against Koch for breach of contract and ineffective notice of force majeure related to Koch's failure to deliver contracted-for quantities of gas during Winter Strom Uri, which Koch removed to federal court. In November 2021, the disputes we had with Koch were resolved to the parties' mutual satisfaction and all the lawsuits have been dismissed. The matter was resolved within the amount that was reserved and was paid in the second quarter of 2022.

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

Greenhouse Gas Emissions

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In October 2021, the U.S. Supreme Court granted four petitions for certiorari of the D.C. Circuit Court's decision and consolidated the cases for review. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. Additionally, in January 2021, the EPA, just prior to the transition to the Biden administration, issued a final rule setting forth a significant contribution finding for the purpose of regulating GHG emissions from new, modified, or reconstructed electric utility generating units. In April 2021, the D.C. Circuit Court granted the EPA's unopposed motion for voluntary vacatur and remand of the GHG significant contribution rule.

Cross-State Air Pollution Rule (CSAPR)

In April 2022, the EPA proposed a revised version of the CSAPR to address the 2015 ozone National Ambient Air Quality Standards (NAAQS). The rule would apply to 25 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this proposed rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. The revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would include emission budgets that the EPA says are achievable through existing controls installed at power plants. Starting in 2026, the budgets would be based on levels achieved through installation of selective catalytic reduction (SCR) controls at the approximately 20% of large coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for source retirements. Starting in 2024, the rule would also impose a daily emissions rate limit for coal-fired units with existing controls and would impose such a limit for units installing new controls in 2027. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. The EPA is expected to finalize a rule by early 2023. We cannot predict the outcome of the final rule or the effects of the final rule on operations of our generation fleet.

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

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). Subsequently, in October 2017, the Fifth Circuit Court granted the EPA's motion to hold the case in abeyance considering the EPA's representation that it intended to revisit the nonattainment rule. In December 2017, the TCEQ submitted a petition for reconsideration to the EPA. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In August 2020, the EPA issued a Finding of Failure for Texas to submit an attainment plan. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, and this case was argued before the Fifth Circuit Court in July 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval.

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

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and intend to ask the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA.

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

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against DMG, alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the Seventh Circuit Court affirmed the district court's dismissal of the lawsuit, but stated that PRN may refile. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. We answered that complaint in July 2021, and this matter remains in the very early stages.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We filed our opening brief in October 2021. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and one additional site in July 2022. Additional construction permit applications will be filed in August 2022.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule required us to undertake further site specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been approved by the IEPA. However, the currently anticipated CCR surface impoundment and landfill closure costs, as reflected in our existing ARO liabilities, reflect the costs of closure methods that our operations and environmental services teams believe are appropriate and protective of the environment for each location.

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

In July 2019, FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. With the issuance of the order, this matter has been resolved in Dynegy's favor. The request for rehearing was denied by FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at FERC requesting that FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We have filed a response to this motion and will vigorously defend our position. In June 2022, FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. We have filed a request for rehearing of the June 2022 order and will vigorously defend our position. While FERC directed the Office of Enforcement to file a remand report, FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.    EQUITY

Share Repurchase Programs

In October 2021, we announced that the Board has authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. We intend to use the net proceeds from the Series A Offering (described below) to repurchase shares of our outstanding common stock. In the three months ended June 30, 2022, 19,100,259 shares of our common stock were repurchased under the Share Repurchase Program for approximately $474 million at an average price of $24.83 per share of common stock. In the six months ended June 30, 2022, 46,661,160 shares of our common stock were repurchased under the Share Repurchase Program for approximately $1.086 billion at an average price of $23.28 per share of common stock (shares repurchased include 320,000 of unsettled shares repurchased for $7 million as of June 30, 2022). As of June 30, 2022, approximately $505 million was available for additional repurchases under the Share Repurchase Program. From July 1, 2022 through August 2, 2022, 4,530,102 of our common stock had been repurchased under the Share Repurchase Program for $105 million at an average price per share of common stock of $23.06, and at August 2, 2022, approximately $400 million was available for repurchase under the Share Repurchase Program.

On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. Including the original Board authorization, approximately $1.65 billion remains available for share repurchases under the Share Repurchase Program as of August 4, 2022. We expect to complete repurchases under the Share Repurchase Program by the end of 2023.

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

In September 2020, we announced that the Board authorized a share repurchase program (2020 Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The 2020 Share Repurchase Program was effective on January 1, 2021. No shares were repurchased in the three months ended June 30, 2021. In the six months ended June 30, 2021, 8,658,153 shares of our common stock were repurchased under the 2020 Share Repurchase Program for approximately $175 million at an average price of $20.21 per share of common stock. The 2020 Share Repurchase Program was superseded by the Share Repurchase Program in October 2021.

Preferred Stock

On October 15, 2021 (Series A Issuance Date), we issued 1,000,000 shares of Series A Preferred Stock in a private offering (Series A Offering). The net proceeds of the Series A Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Series A Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (described above).

On December 10, 2021 (Series B Issuance Date), we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering). The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments.

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

In February 2022 and May 2022, the Board declared quarterly dividends of $0.17 and $0.177 per share of common stock that were paid in March 2022 and June 2022, respectively. In July 2022, the Board declared a quarterly dividend of $0.184 per share of common stock that will be paid in September 2022.

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

In February 2022, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that was paid in April 2022. In July 2022, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in October 2022.

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

In May 2022, the Board declared a semi-annual dividend of $35.97 (including amounts accrued from December 10, 2021 to December 15, 2021) per share of Series B Preferred Stock that was paid in June 2022.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2022, Vistra Operations can distribute approximately $4.4 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $350 million and $100 million during the three months ended June 30, 2022 and 2021, respectively, and $950 million and $330 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2022, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In January 2022, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.00 (subject to further adjustment from time to time), or $52.15 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of June 30, 2022, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended June 30, 2022:

	Preferred Stock	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at March 31, 2022	$2,000	$5	$(2,170)	$9,844	$(2,363)	$(16)	$7,300	$2	$7,302
Stock repurchases	—	—	(474)	—	—	—	(474)	—	(474)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income (loss)	—	—	—	—	(1,365)	—	(1,365)	8	(1,357)
Other	—	—	(1)	6	(1)		4	1	5
Balance at June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403

The following table presents the changes to equity for the six months ended June 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(1,086)	—	—	—	(1,086)	—	(1,086)
Dividends declared on common stock	—	—	—	—	(152)	—	(152)	—	(152)
Dividends declared on preferred stock	—	—	—	—	(76)	—	(76)	—	(76)
Effects of stock-based incentive compensation plans	—	—	—	58	—	—	58	—	58
Net income (loss)	—	—	—	—	(1,650)	—	(1,650)	9	(1,641)
Other	—	—	(1)	8	—	—	7	1	8
Balance at June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403
________________
(a)Authorized shares totaled 100,000,000 at June 30, 2022. Outstanding shares of Series A Preferred Stock totaled 1,000,000 at both June 30, 2022 and December 31, 2021 and outstanding shares of Series B Preferred Stock totaled 1,000,000 at both June 30, 2022 and December 31, 2021.
(b)Authorized shares totaled 1,800,000,000 at June 30, 2022. Outstanding common shares totaled 420,839,230 and 469,072,597 at June 30, 2022 and December 31, 2021, respectively. Treasury shares totaled 115,372,902 and 63,856,879 at June 30, 2022 and December 31, 2021, respectively.

The following table presents the changes to equity for the three months ended June 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$5	$(1,148)	$9,805	$(2,516)	$(46)	$6,100	$(7)	$6,093
Dividends declared on common stock	—	—	—	(73)	—	(73)	—	(73)
Effects of stock-based incentive compensation plans	—	—	10	—	—	10	—	10
Net income (loss)	—	—	—	36	—	36	(1)	35
Change in accumulated other comprehensive income (loss)	—	—	—	—	1	1	—	1
Other	—	—	1	1	—	2	—	2
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068

The following table presents the changes to equity for the six months ended June 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2020	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchases	—	(175)	—	—	—	(175)	—	(175)
Dividends declared on common stock	—	—	—	(147)	—	(147)	—	(147)
Effects of stock-based incentive compensation plans	—	—	27		—	27	—	27
Net income (loss)	—	—	—	(2,006)	—	(2,006)	2	(2,004)
Change in accumulated other comprehensive income (loss)	—	—	—	—	3	3	—	3
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068
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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$5,625	$1,487	$1,196	$26	$8,334	$1,408	$889	$442	$5	$2,744
Interest rate swaps	—	47	—	—	47	—	19	—	—	19
Nuclear decommissioning trust – equity securities (c)	555	—	—	—	555	724	—	—		724
Nuclear decommissioning trust – debt securities (c)	—	626	—		626	—	679	—		679
Sub-total	$6,180	$2,160	$1,196	$26	9,562	$2,132	$1,587	$442	$5	4,166
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					446					557
Total assets					$10,008					$4,723
Liabilities:
Commodity contracts	$7,327	$1,946	$2,211	$26	$11,510	$2,153	$650	$802	$5	$3,610
Interest rate swaps	—	74	—	—	74	—	217	—	—	217
Total liabilities	$7,327	$2,020	$2,211	$26	$11,584	$2,153	$867	$802	$5	$3,827
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

Commodity contracts consist primarily of natural gas, electricity, coal and emissions agreements and include financial instruments entered into for economic hedging purposes as well as physical contracts that have not been designated as NPNS. Interest rate swaps are used to reduce exposure to interest rate changes by converting floating-rate interest to fixed rates. See Note 14 for further discussion regarding derivative instruments.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facility. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2022 and December 31, 2021:

June 30, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$891	$(1,457)	$(566)	Income Approach	Hourly price curve shape (c)	$—	to	$75	$37
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$45	to	$120	$83
						MWh
Options	—	(541)	(541)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	570%	287%
Financial transmission rights	166	(47)	119	Market Approach (f)	Illiquid price differences between settlement points (g)	$(15)	to	$10	$(2)
						MWh
Natural gas	89	(156)	(67)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$15	$7
						MMBtu
Coal	36	—	36	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	14	(10)	4
Total	$1,196	$(2,211)	$(1,015)

December 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$204	$(470)	$(266)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$140	$80
						MWh
Options	1	(209)	(208)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	122	(34)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$10	$(9)
						MWh
Natural gas	29	(86)	(57)	Income Approach	Gas basis (h)	$(1)	to	$16	$8
						MMBtu
Coal	61	—	61	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	25	(3)	22
Total	$442	$(802)	$(360)
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2022 and 2021.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net asset (liability) balance at beginning of period	$(629)	$204	$(360)	$22
Total unrealized valuation gains (losses) (a)	(572)	(16)	(1,021)	174
Purchases, issuances and settlements (b):
Purchases	57	23	95	40
Issuances	(31)	(4)	(42)	(10)
Settlements	77	(146)	174	(166)
Transfers into Level 3 (c)	38	—	39	2
Transfers out of Level 3 (c)	45	(15)	100	(16)
Net change (d)	(386)	(158)	(655)	24
Net asset (liability) balance at end of period	$(1,015)	$46	$(1,015)	$46
Unrealized valuation gains (losses) relating to instruments held at end of period	$(489)	$3	$(743)	$49
____________
(a)During both the three and six months ended June 30, 2022, includes a net loss of $178 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three and six months ended June 30, 2022, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the three and six months ended June 30, 2021, transfers out of Level 3 primarily consist of gas and power derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During both the three and six months ended June 30, 2022, a net loss of $414 million was recognized in operating revenues due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions. These amounts are reflected in commodity contracts derivative liabilities at June 30, 2022.

	June 30, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$7,410	$39	$8	$—	$7,457
Noncurrent assets	913	8	3	—	924
Current liabilities	(7)	—	(9,904)	(23)	(9,934)
Noncurrent liabilities	(8)	—	(1,591)	(51)	(1,650)
Net assets (liabilities)	$8,308	$47	$(11,484)	$(74)	$(3,203)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$2,496	$14	$3	$—	$2,513
Noncurrent assets	244	5	1	—	250
Current liabilities	—	—	(2,964)	(59)	(3,023)
Noncurrent liabilities	(1)	—	(645)	(158)	(804)
Net assets (liabilities)	$2,739	$19	$(3,605)	$(217)	$(1,064)

At June 30, 2022 and December 31, 2021, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commodity contracts (Operating revenues)	$(2,180)	$(183)	$(3,007)	$(98)
Commodity contracts (Fuel, purchased power costs and delivery fees)	249	74	341	115
Interest rate swaps (Interest expense and related charges)	35	(22)	149	53
Net gain (loss)	$(1,896)	$(131)	$(2,517)	$70

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2022				December 31, 2021
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$8,308	$(7,362)	$(30)	$916	$2,739	$(2,051)	$(27)	$661
Interest rate swaps	47	(43)	—	4	19	(19)	—	—
Total derivative assets	8,355	(7,405)	(30)	920	2,758	(2,070)	(27)	661
Derivative liabilities:
Commodity contracts	(11,484)	7,362	1,881	(2,241)	(3,605)	2,051	784	(770)
Interest rate swaps	(74)	43	—	(31)	(217)	19	—	(198)
Total derivative liabilities	(11,558)	7,405	1,881	(2,272)	(3,822)	2,070	784	(968)
Net amounts	$(3,203)	$—	$1,851	$(1,352)	$(1,064)	$—	$757	$(307)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	7,266	4,701	Million MMBtu
Electricity	716,650	440,236	GWh
Financial transmission rights (b)	247,006	224,876	GWh
Coal	53	25	Million U.S. tons
Fuel oil	109	87	Million gallons
Emissions	71	18	Million tons
Renewable energy certificates	30	32	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2022	December 31, 2021
Fair value of derivative contract liabilities (a)	$(2,817)	$(1,200)
Offsetting fair value under netting arrangements (b)	1,757	660
Cash collateral and letters of credit	436	95
Liquidity exposure	$(624)	$(445)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2022, total credit risk exposure to all counterparties related to derivative contracts totaled $8.695 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.012 billion at June 30, 2022, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to ERCOT totaling $178 million. At June 30, 2022, the credit risk exposure to the banking and financial sector represented 84% of the total credit risk exposure and 24% of the net exposure.

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

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management. The Texas segment represents results from Vistra's electricity generation operations in the ERCOT market, other than assets that are now part of the Sunset or Asset Closure segments. The East segment represents results from Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, respectively, and includes operations in the PJM, ISO-NE and NYISO markets. We determined it was appropriate to aggregate results from these markets into one reportable segment, East, given similar economic characteristics.

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

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2022	$1,792	$(623)	$319	$79	$(83)	$121	$—	$(17)	$1,588
June 30, 2021	1,919	(468)	505	48	(7)	(41)	—	609	2,565
Depreciation and amortization:
June 30, 2022	$(36)	$(146)	$(179)	$11	$(18)	$(9)	$(17)	$—	$(394)
June 30, 2021	(54)	(159)	(193)	(10)	(26)	(4)	(18)	—	(464)
Operating income (loss):
June 30, 2022	$910	$(1,706)	$(661)	$24	$(168)	$(50)	$(32)	$—	$(1,683)
June 30, 2021	1,811	(1,167)	(95)	(18)	(249)	(194)	(26)	—	62
Net income (loss):
June 30, 2022	$898	$(1,638)	$(662)	$25	$(168)	$(45)	$233	$—	$(1,357)
June 30, 2021	1,810	(1,138)	(100)	(13)	(246)	(192)	(86)	—	35
Six Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2022	$3,617	$(1,718)	$1,274	$151	$(223)	$228	$—	$1,384	$4,713
June 30, 2021	3,669	615	1,230	81	249	(19)	—	(53)	5,772
Depreciation and amortization:
June 30, 2022	$(72)	$(269)	$(358)	$(31)	$(37)	$(23)	$(34)	$—	$(824)
June 30, 2021	(107)	(283)	(389)	(15)	(51)	(8)	(34)	—	(887)
Operating income (loss):
June 30, 2022	$3,342	$(3,684)	$(788)	$(37)	$(618)	$(113)	$(74)	$—	$(1,972)
June 30, 2021	1,905	(3,723)	(92)	(52)	(246)	(258)	(55)	—	(2,521)
Net income (loss) (b):
June 30, 2022	$3,326	$(3,610)	$(791)	$(36)	$(619)	$(107)	$196	$—	$(1,641)
June 30, 2021	1,898	(3,656)	(99)	(44)	(241)	(239)	377	—	(2,004)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
June 30, 2022	$—	$228	$18	$25	$11	$—	$24	$—	$306
June 30, 2021	—	142	26	2	11	4	21	—	206
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
June 30, 2022	$(667)	$(1,652)	$(649)	$(33)	$(290)	$37	$—	$1,166	$(2,088)
June 30, 2021	(18)	(1,116)	(148)	(35)	(259)	(103)	—	1,336	$(343)
Six Months ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
June 30, 2022	$(1,037)	$(3,625)	$(849)	$(79)	$(725)	$30	$—	$3,838	$(2,447)
June 30, 2021	(22)	(1,657)	(183)	(88)	(330)	(131)	—	2,126	$(285)
___________________
(1)For both the three and six months ended June 30, 2022, Retail segment includes unrealized net losses of $414 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions.
(2)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.

(b)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

17.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the second quarter of 2021, we recognized an impairment loss of $38 million related to our Zimmer generation facility in Ohio as a result of a significant decrease in the estimated useful life of the facility, reflecting a decrease in the economic forecast of the facility and the inability to secure capacity revenues for the plant in the PJM capacity auction held in May 2021. The impairment is reported in our Asset Closure segment and includes write-downs of property, plant and equipment of $33 million and write-downs of inventory of $5 million in the second quarter of 2021.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest paid/accrued	$147	$118	$273	$230
Unrealized mark-to-market net (gains) losses on interest rate swaps	(45)	9	(171)	(79)
Amortization of debt issuance costs, discounts and premiums	7	9	13	14
Debt extinguishment loss	—	1	—	1
Capitalized interest	(8)	(10)	(14)	(18)
Other	8	8	15	16
Total interest expense and related charges	$109	$135	$116	$164

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 4.05% and 3.89% at June 30, 2022 and 2021.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income:
Insurance settlements (a)	$62	$27	$63	$65
Gain on settlement of rail transportation disputes (b)	—	—	—	15
Sale of land (b)	5	1	5	1
Interest income	2	—	2	—
All other	2	8	7	11
Total other income	$71	$36	$77	$92
Other deductions:
All other	9	2	13	7
Total other deductions	$9	$2	$13	$7
____________
(a)For the three months ended June 30, 2022, reported in the Texas segment. For the six months ended June 30, 2022, $62 million reported in the Texas segment and $1 million reported in the Corporate and Other non-segment. For the three months ended June 30, 2021, reported in the Texas segment. For the six months ended June 30, 2021, $63 million reported in the Texas segment and $2 million reported in the Corporate and Other non-segment.
(b)Reported in the Asset Closure segment.

Restricted Cash

	June 30, 2022		December 31, 2021
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$25	$11	$21	$13
Total restricted cash	$25	$11	$21	$13

Trade Accounts Receivable

	June 30, 2022	December 31, 2021
Wholesale and retail trade accounts receivable	$1,842	$1,442
Allowance for uncollectible accounts	(52)	(45)
Trade accounts receivable — net	$1,790	$1,397

Gross trade accounts receivable at June 30, 2022 and December 31, 2021 included unbilled retail revenues of $633 million and $426 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2022	2021
Allowance for uncollectible accounts receivable at beginning of period	$45	$45
Increase for bad debt expense	65	55
Decrease for account write-offs	(58)	(49)
Allowance for uncollectible accounts receivable at end of period	$52	$51

Inventories by Major Category

	June 30, 2022	December 31, 2021
Materials and supplies	$264	$260
Fuel stock	276	314
Natural gas in storage	61	36
Total inventories	$601	$610

Investments

	June 30, 2022	December 31, 2021
Nuclear plant decommissioning trust	$1,627	$1,960
Assets related to employee benefit plans	41	42
Land	42	44
Miscellaneous other	5	3
Total investments	$1,715	$2,049

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

	June 30, 2022	December 31, 2021
Debt securities (a)	$626	$679
Equity securities (b)	1,001	1,281
Total	$1,627	$1,960
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate 2.62% and 2.54% at June 30, 2022 and December 31, 2021, respectively, and an average maturity of 12 years and 10 years at June 30, 2022 and December 31, 2021, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at June 30, 2022 mature as follows: $221 million in one to five years, $149 million in five to 10 years and $256 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales of securities	$236	$134	$334	$267
Investments in securities	$(242)	$(139)	$(345)	$(277)

Property, Plant and Equipment

	June 30, 2022	December 31, 2021
Power generation and structures	$16,599	$16,195
Land	589	608
Office and other equipment	190	183
Total	17,378	16,986
Less accumulated depreciation	(5,368)	(4,801)
Net of accumulated depreciation	12,010	12,185
Finance lease right-of-use assets (net of accumulated depreciation)	171	173
Nuclear fuel (net of accumulated amortization of $106 million and $125 million)	259	212
Construction work in progress	344	486
Property, plant and equipment — net	$12,784	$13,056

Depreciation expenses totaled $341 million and $394 million for three months ended June 30, 2022 and 2021, respectively, and $719 million and $749 million for six months ended June 30, 2022 and 2021, respectively.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. As of June 30, 2022 and December 31, 2021, asbestos removal liabilities totaled zero and $3 million, respectively. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets.

At June 30, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.661 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $34 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,635	$320	$495	$2,450	$1,585	$359	$492	$2,436
Additions:
Accretion	26	7	10	43	25	8	11	44
Adjustment for change in estimates	—	(2)	5	3	—	1	4	5
Reductions:
Payments	—	(37)	(9)	(46)	—	(28)	(8)	(36)
Liability at end of period	1,661	288	501	2,450	1,610	340	499	2,449
Less amounts due currently	—	(98)	(14)	(112)	—	(87)	(16)	(103)
Noncurrent liability at end of period	$1,661	$190	$487	$2,338	1,610	253	483	2,346

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2022	December 31, 2021
Retirement and other employee benefits	$276	$276
Winter Storm Uri impact (a)	170	261
Identifiable intangible liabilities (Note 5)	144	147
Regulatory liability (b)	—	325
Finance lease liabilities	238	235
Uncertain tax positions, including accrued interest	13	13
Liability for third-party remediation	18	17
Accrued severance costs	36	39
Other accrued expenses	188	176
Total other noncurrent liabilities and deferred credits	$1,083	$1,489
____________
(a)Includes the allocation of ERCOT default uplift charges and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

(b)As of June 30, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $34 million in other noncurrent assets. As of December 31, 2021, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $325 million in other noncurrent liabilities and deferred credits.

Fair Value of Debt

		June 30, 2022		December 31, 2021
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,534	$2,409	$2,549	$2,518
Vistra Operations Senior Notes	Level 2	9,368	8,781	7,880	8,193
Forward Capacity Agreements	Level 3	—	—	211	211
Equipment Financing Agreements	Level 3	85	85	85	85
Building Financing	Level 2	—	—	3	3
Other debt	Level 3	3	3	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,871	$1,325
Restricted cash included in current assets	25	21
Restricted cash included in noncurrent assets	11	13
Total cash, cash equivalents and restricted cash	$1,907	$1,359

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash payments related to:
Interest paid	$264	$230
Capitalized interest	(14)	(18)
Interest paid (net of capitalized interest)	$250	$212
Income taxes paid (refunds received) (a)	$10	$35
____________
(a)For the six months ended June 30, 2022 and 2021, we paid state income taxes of $18 million and $37 million, respectively, and received state tax refunds of $8 million and $2 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2021 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and six months ended June 30, 2022. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

CEO Transition

In March 2022, Vistra announced that the Board had named Jim Burke as its next Chief Executive Officer (CEO), effective August 1, 2022. Mr. Burke, who previously served as President and Chief Financial Officer, also joined the Company's Board upon assuming his new role. Vistra's previous CEO and director, Curt Morgan, will serve as a special advisor to Mr. Burke and the Board until April 30, 2023. The transition from Mr. Morgan to Mr. Burke was a product of the Company's formal succession planning process. In July 2022, the Company announced the appointment of Kris Moldovan as the Company's Executive Vice President and Chief Financial Officer, effective August 1, 2022.

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

Solar Generation and Energy Storage Projects — In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy contract in April 2022. In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation and the 260 MW battery ESS came online in the first six months of 2022. We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

CO2 Reductions — In April 2021, we announced we would retire the Joppa generation facilities by September 1, 2022, and in June 2022, we retired the Zimmer coal generation facility. See Note 3 to the Financial Statements for a summary of our planned generation retirements.

Moss Landing Outages

In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Moss Landing Phase II was not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the Battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Moss Landing Phase I was not affected by this incident.

We have continued restoration work on the facilities and have restored approximately 393 MW (or 98% of the 400 MW capacity) at June 30, 2022.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the six months ended June 30, 2021. The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021, after taking into account approximately $544 million in securitization proceeds Vistra received from ERCOT as further described below. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

As part of the 2021 regular Texas legislative sessions and in response to extraordinary costs incurred by electricity market participants during Winter Storm Uri, the Texas legislature passed House Bill (HB) 4492 for ERCOT to obtain financing to distribute to load-serving entities (LSEs) that were charged and paid to ERCOT exceptionally high price adders and ancillary service costs during Winter Storm Uri. In October 2021, the PUCT issued a debt obligation order approving ERCOT's $2.1 billion financing and the methodology for allocation of proceeds to the LSEs. In December 2021, ERCOT finalized the amount of allocations to the LSEs, and we received $544 million in proceeds from ERCOT in the second quarter of 2022. We concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received were determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the $2.1 billion funding approved in the debt obligation order. Accordingly, we recognized the $544 million in expected proceeds as an expense reduction in the fourth quarter of 2021 within fuel, purchased power costs and delivery fees in our consolidated statements of operation. The final financial impact of Winter Storm Uri continues to be subject to the outcome of litigation arising from the event.

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

See Note 12 to the Financial Statements for more information concerning the Series A Preferred Stock and the Series B Preferred Stock.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a new share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective in October 2021. The Share Repurchase Program superseded the $1.5 billion share repurchase program previously announced in September 2020 (2020 Share Repurchase Program). In the six months ended June 30, 2022, 46,661,160 shares of our common stock were repurchased under the Share Repurchase Program for approximately $1.086 billion at an average price of $23.28 per share of common stock (shares repurchased include 320,000 of unsettled shares repurchased for $7 million as of June 30, 2022). As of June 30, 2022, approximately $505 million was available for additional repurchases under the Share Repurchase Program. From July 1, 2022 through August 2, 2022, 4,530,102 of our common stock had been repurchased under the Share Repurchase Program for $105 million at an average price per share of common stock of $23.06, and at August 2, 2022, $400 million was available for repurchase under the Share Repurchase Program. Since inception, 70,521,627 shares of our common stock were repurchased under the Share Repurchase Program for approximately $1.6 billion at an average price of $22.68 per share of common stock.

On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. Including the original Board authorization, approximately $1.65 billion remains available for share repurchases under the Share Repurchase Program as of August 4, 2022. We expect to complete repurchases under the Share Repurchase Program by the end of 2023. See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program and the 2020 Share Repurchase Program.

Macroeconomic Conditions

Global market demand, geopolitical events and high natural gas price volatility have resulted in increased market prices for energy, and we expect these conditions to persist, in particular in the near term. Due in large part to the Russia and Ukraine conflict as well as other factors, we have experienced substantial shifts in commodity prices, which in turn have (i) facilitated our comprehensive hedging strategy which we believe has positioned us to lock in significant revenues and Adjusted EBITDA opportunities in 2023 and beyond, (ii) led to significant mark-to-market impacts on forward commodity derivative instruments, and (iii) combined with our comprehensive hedging strategy, resulted in significant increases in our collateral posting obligations and required liquidity to support these net liabilities. See also Financial Condition for further discussion of our collateral posting obligations and liquidity management activities.

Accordingly, with forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of June 30, 2022, we have hedged over 60% of our expected generation volumes on average for the three-year period 2023 to 2025 (with approximately 80% hedged for 2023).

Changes to the geopolitical situation and the inflationary environment, among other factors, have also created supply chain constraints that have reduced the availability of certain fuels, such as coal, as well as reduced the availability of certain equipment and supply relevant to construction of renewables projects. We are proactively managing through increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects from 2022 to 2023. In addition, depending on the final passage of the recently proposed Inflation Reduction Act, our Vistra Zero development projects could see enhanced returns from the impact of this legislation.

Additionally, we are closely monitoring developments of the Russia and Ukraine conflict including sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, as well as actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. Our 2022 refueling has not been affected by the Russia and Ukraine conflict. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel, and therefore, we expect to have enough nuclear fuel to support all our refueling needs for the next few years. We are taking affirmative action by including mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facility. If imports from Russia were banned, U.S. nuclear power generators could be in jeopardy of not being able to refuel all reactors.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri and higher margining requirements as a result of increasing power prices have caused an increase in our consolidated net leverage, the Company remains committed to a strong balance sheet. See Note 10 to the Financial Statements for details of our debt activity and Note 9 to the Financial Statements for details of our accounts receivable financing.

Vistra Operations Credit Agreement Amendments — In April 2022 and July 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) establish new classes of extended revolving credit commitments in aggregate amounts of $2.8 billion and $725 million as of April 2022 and July 2022, respectively, and the maturity date was extended from June 14, 2023 to April 29, 2027, (ii) require Vistra Operations to terminate at least $350 million in revolving commitments maturing April 29, 2027 by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors, and (iii) appoint certain additional revolving letter of credit issuers. See Note 10 to the Financial Statements for details of the Vistra Operations Credit Agreement amendments.

Commodity-Linked Revolving Credit Facility — In February 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes.

In order to support our comprehensive hedging strategy, in May 2022, we entered into an amendment to our Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to a facility size of $3.0 billion. Subsequent amendments in May 2022 and June 2022 increased the aggregate available commitments under the Commodity-Linked Facility from $2.0 billion to $2.25 billion.

See Note 10 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at June 30, 2022 were as follows:

	2022	2023
Nuclear/Renewable/Coal Generation:
Texas	95%	85%
Sunset	97%	75%
Gas Generation:
Texas	87%	52%
East	95%	89%
West	96%	92%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of June 30, 2022.

	Balance 2022	2023
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$3	$18
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(3)	$(17)
Gas Generation: $1.00/MWh increase in spark spread	$4	$20
Gas Generation: $1.00/MWh decrease in spark spread	$(3)	$(19)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(19)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$13
East:
Gas Generation: $1.00/MWh increase in spark spread	$2	$6
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(4)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$6
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$(6)
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$—
Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$1	$13
Coal Generation: $2.50/MWh decrease in power price	$(1)	$(12)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(10)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$10
PJM Auction Results

In June 2022, Vistra reported its results from PJM's Reliability Pricing Model (RPM) auction results for planning year 2023-2024, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

	Clearing Price per MW-day	East Segment MW Cleared	Sunset Segment MW Cleared	Total MW Cleared
RTO zone	$34.13	2,890	—	2,890
ComEd zone	$34.13	1,151	408	1,559
DEOK zone	$34.13	11	924	935
EMAAC zone	$49.49	828	—	828
MAAC zone	$49.49	545	—	545
ATSI zone	$34.13	112	—	112
Total	$37.20	5,537	1,332	6,869

RESULTS OF OPERATIONS

In the three and six months ended June 30, 2022, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business. Notably, we hedged longer-dated revenues and fuel costs to reduce risk and lock in value as forward power and gas curves moved up materially, and we executed on our share repurchase strategy.

Consolidated Financial Results — Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2022	2021		2022	2021
Operating revenues	$1,588	$2,565	$(977)	$4,713	$5,772	$(1,059)
Fuel, purchased power costs and delivery fees	(2,162)	(1,320)	(842)	(4,441)	(6,065)	1,624
Operating costs	(435)	(429)	(6)	(851)	(801)	(50)
Depreciation and amortization	(394)	(464)	70	(824)	(887)	63
Selling, general and administrative expenses	(280)	(252)	(28)	(569)	(502)	(67)
Impairment of long-lived assets	—	(38)	38	—	(38)	38
Operating income (loss)	(1,683)	62	(1,745)	(1,972)	(2,521)	549
Other income	71	36	35	77	92	(15)
Other deductions	(9)	(2)	(7)	(13)	(7)	(6)
Interest expense and related charges	(109)	(135)	26	(116)	(164)	48
Impacts of Tax Receivable Agreement	(34)	(41)	7	(115)	(4)	(111)
Income (loss) before income taxes	(1,764)	(80)	(1,684)	(2,139)	(2,604)	465
Income tax benefit	407	115	292	498	600	(102)
Net income (loss)	$(1,357)	$35	$(1,392)	$(1,641)	$(2,004)	$363

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,792	$(623)	$319	$79	$(83)	$121	$(17)	$1,588
Fuel, purchased power costs and delivery fees	(616)	(697)	(713)	(51)	17	(119)	17	(2,162)
Operating costs	(35)	(208)	(73)	(11)	(74)	(34)	—	(435)
Depreciation and amortization	(36)	(146)	(179)	11	(18)	(9)	(17)	(394)
Selling, general and administrative expenses	(195)	(32)	(15)	(4)	(10)	(9)	(15)	(280)
Operating income (loss)	910	(1,706)	(661)	24	(168)	(50)	(32)	(1,683)
Other income	—	63	—	—	—	6	2	71
Other deductions	(8)	(1)	—	—	—	—	—	(9)
Interest expense and related charges	(4)	6	(1)	1	—	(1)	(110)	(109)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(34)	(34)
Income (loss) before income taxes	898	(1,638)	(662)	25	(168)	(45)	(174)	(1,764)
Income tax benefit	—	—	—	—	—	—	407	407
Net income (loss)	$898	$(1,638)	$(662)	$25	$(168)	$(45)	$233	$(1,357)

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,919	$(468)	$505	$48	$(7)	$(41)	$609	$2,565
Fuel, purchased power costs and delivery fees	150	(333)	(319)	(38)	(139)	(32)	(609)	(1,320)
Operating costs	(29)	(184)	(69)	(10)	(69)	(68)	—	(429)
Depreciation and amortization	(54)	(159)	(193)	(10)	(26)	(4)	(18)	(464)
Selling, general and administrative expenses	(175)	(23)	(19)	(8)	(8)	(11)	(8)	(252)
Impairment of long-lived assets	—	—	—	—	—	(38)	—	(38)
Operating income (loss)	1,811	(1,167)	(95)	(18)	(249)	(194)	(26)	62
Other income	1	27	—	—	3	2	3	36
Other deductions	—	(2)	—	—	—	—	—	(2)
Interest expense and related charges	(2)	4	(5)	5	—	—	(137)	(135)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(41)	(41)
Income (loss) before income taxes	1,810	(1,138)	(100)	(13)	(246)	(192)	(201)	(80)
Income tax benefit	—	—	—	—	—	—	115	115
Net income (loss)	$1,810	$(1,138)	$(100)	$(13)	$(246)	$(192)	$(86)	$35

Consolidated results decreased $1.745 billion to an operating loss of $1.683 billion in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change in results is primarily driven by a $1.709 billion pre-tax increase in unrealized mark-to-market losses on commodity hedging transactions which was driven by a material increase in forward power and natural gas price curves during the three months ended June 30, 2022 and a pre-tax net unrealized loss of $414 million recorded due to the discontinuance of NPNS accounting as of June 30, 2022 on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions. We believe the increase in forward power and natural gas prices has positioned us to significantly benefit operating results in 2023 and beyond.

Interest expense and related charges decreased $26 million to $109 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $45 million in 2022 compared to unrealized mark-to-market losses on interest rate swaps of $9 million in 2021. The change in unrealized results is driven by an increase in interest rates during the three months ended June 30, 2022. This favorable variance is partially offset by an increase in interest paid/accrued of $29 million driven by higher average borrowings during the three months ended June 30, 2022. See Note 17 to the Financial Statements.

For the three months ended June 30, 2022 and 2021, the Impacts of the Tax Receivable Agreement totaled expense of $34 million and $41 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement obligation.

For the three months ended June 30, 2022, income tax benefit totaled $407 million and the effective tax rate was 23.1%. For the three months ended June 30, 2021, income tax benefit totaled $115 million and the effective tax rate was 143.8%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,617	$(1,718)	$1,274	$151	$(223)	$228	$1,384	$4,713
Fuel, purchased power costs and delivery fees	248	(1,223)	(1,541)	(124)	(196)	(221)	(1,384)	(4,441)
Operating costs	(68)	(409)	(130)	(23)	(142)	(78)	(1)	(851)
Depreciation and amortization	(72)	(269)	(358)	(31)	(37)	(23)	(34)	(824)
Selling, general and administrative expenses	(383)	(65)	(33)	(10)	(20)	(19)	(39)	(569)
Operating income (loss)	3,342	(3,684)	(788)	(37)	(618)	(113)	(74)	(1,972)
Other income	—	64	—	—	—	8	5	77
Other deductions	(11)	(1)	—	—	—	(1)	—	(13)
Interest expense and related charges	(5)	11	(3)	1	(1)	(1)	(118)	(116)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(115)	(115)
Income (loss) before income taxes	3,326	(3,610)	(791)	(36)	(619)	(107)	(302)	(2,139)
Income tax benefit	—	—	—	—	—	—	498	498
Net income (loss)	$3,326	$(3,610)	$(791)	$(36)	$(619)	$(107)	$196	$(1,641)

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,669	$615	$1,230	$81	$249	$(19)	$(53)	$5,772
Fuel, purchased power costs and delivery fees	(1,250)	(3,651)	(773)	(86)	(299)	(59)	53	(6,065)
Operating costs	(60)	(364)	(123)	(17)	(129)	(108)	—	(801)
Depreciation and amortization	(107)	(283)	(389)	(15)	(51)	(8)	(34)	(887)
Selling, general and administrative expenses	(347)	(40)	(37)	(15)	(16)	(26)	(21)	(502)
Impairment of long-lived assets	—	—	—	—	—	(38)	—	(38)
Operating income (loss)	1,905	(3,723)	(92)	(52)	(246)	(258)	(55)	(2,521)
Other income	1	64	—	—	4	19	4	92
Other deductions	(4)	(4)	—	—	1	—	—	(7)
Interest expense and related charges	(4)	7	(7)	8	—	—	(168)	(164)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(4)	(4)
Income (loss) before income taxes	1,898	(3,656)	(99)	(44)	(241)	(239)	(223)	(2,604)
Income tax benefit	—	—	—	—	—	—	600	600
Net income (loss)	$1,898	$(3,656)	$(99)	$(44)	$(241)	$(239)	$377	$(2,004)

Operating loss decreased $549 million to $1.972 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change in results is driven by the $2.9 billion realized loss associated with Winter Storm Uri in the first quarter of 2021. Partially offsetting the Winter Storm Uri impact, results were unfavorably impacted by a $2.165 billion increase in pre-tax unrealized mark-to-market losses on derivative positions. Power and natural gas forward market curves moved up during the six months ended June 30, 2022 driving pre-tax unrealized mark-to-market losses on commodity hedging transactions. Additionally, a pre-tax net unrealized loss of $414 million was recorded due to the discontinuance of NPNS accounting as of June 30, 2022 on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions. We believe the increase in forward power and natural gas prices has positioned us to significantly benefit operating results in 2023 and beyond.

Interest expense and related charges decreased $48 million to $116 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $171 million in 2022 compared to $79 million in 2021 which is due to a more significant rise in interest rates in the six months ended June 30, 2022, partially offset by an increase in interest paid/accrued of $43 million driven by higher average borrowings in 2022. See Note 17 to the Financial Statements.

For the six months ended June 30, 2022 and 2021, the Impacts of the Tax Receivable Agreement totaled expense of $115 million and $4 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement obligation.

For the six months ended June 30, 2022, income tax benefit totaled $498 million and the effective tax rate was 23.3%. For the six months ended June 30, 2021, income tax benefit totaled $600 million, and the effective tax rate was 23.0%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2022	2021		2022	2021
Net income (loss)	$(1,357)	$35	$(1,392)	$(1,641)	$(2,004)	$363
Income tax benefit	(407)	(115)	(292)	(498)	(600)	102
Interest expense and related charges (a)	109	135	(26)	116	164	(48)
Depreciation and amortization (b)	412	484	(72)	864	927	(63)
EBITDA before Adjustments	(1,243)	539	(1,782)	(1,159)	(1,513)	354
Unrealized net loss resulting from commodity hedging transactions (c)	1,987	278	1,709	2,347	182	2,165
Generation plant retirement expenses	—	15	(15)	6	15	(9)
Fresh start/purchase accounting impacts	—	(79)	79	—	(79)	79
Impacts of Tax Receivable Agreement	34	41	(7)	115	4	111
Non-cash compensation expenses	17	12	5	34	29	5
Transition and merger expenses	3	1	2	20	(13)	33
Impairment of long-lived assets	—	38	(38)	—	38	(38)
Winter Storm Uri impact (d)	(62)	(35)	(27)	(116)	900	(1,016)
Other, net	1	1	—	31	7	24
Adjusted EBITDA	$737	$811	$(74)	$1,278	$(430)	$1,708
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $45 million and unrealized mark-to-market losses on interest rate swaps of $9 million for the three months ended June 30, 2022 and 2021, respectively, and unrealized mark-to-market net gains on interest rate swaps of $171 million and $79 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $18 million and $20 million for the three months ended June 30, 2022 and 2021, respectively, and $40 million and $40 million for the six months ended June 30, 2022 and 2021, respectively.
(c)Net pre-tax unrealized mark-to-market losses on commodity and hedging transactions were driven by the increase in power and natural gas forward market curves during the three and six months ended June 30, 2022. Additionally, a pre-tax net unrealized loss of $414 million was recorded due to the discontinuance of NPNS accounting as of June 30, 2022 on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions.
(d)For the six months ended June 30, 2021, includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols, accrual of Koch earn-out amounts that we paid in the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance. Accordingly, for the three and six months ended June 30, 2022 and the three months ended June 30, 2021, includes reductions to Adjusted EBITDA attributable to bill credit applications of $53 million, $66 million and $50 million, respectively. Also includes a reduction to Adjusted EBITDA related to a reduction in the allocation of ERCOT default uplift charges of $12 million and $56 million for the three and six months ended June 30, 2022, respectively, attributable to ERCOT receiving payments that reduced the market wide default balance.

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$898	$(1,638)	$(662)	$25	$(168)	$(45)	$233	$(1,357)
Income tax benefit	—	—	—	—	—	—	(407)	(407)
Interest expense and related charges (a)	4	(6)	1	(1)	—	1	110	109
Depreciation and amortization (b)	36	164	179	(11)	18	9	17	412
EBITDA before Adjustments	938	(1,480)	(482)	13	(150)	(35)	(47)	(1,243)
Unrealized net (gain) loss resulting from hedging transactions	(500)	1,665	645	28	140	9	—	1,987
Generation plant retirement expenses	—	—	—	—	1	(1)	—	—
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	34	34
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	3	—	—	—	—	—	—	3
Winter Storm Uri impacts (c)	(52)	(10)	—	—	—	—	—	(62)
Other, net	14	6	1	(1)	(7)	3	(15)	1
Adjusted EBITDA	$403	$181	$164	$40	$(16)	$(24)	$(11)	$737

____________
(a)Includes $45 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $18 million in Texas segment.
(c)Includes the application of future bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols.

	Three Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$1,810	$(1,138)	$(100)	$(13)	$(246)	$(192)	$(86)	$35
Income tax benefit	—	—				—	(115)	(115)
Interest expense and related charges (a)	2	(4)	5	(5)	—	—	137	135
Depreciation and amortization (b)	54	179	193	10	26	4	18	484
EBITDA before Adjustments	1,866	(963)	98	(8)	(220)	(188)	(46)	539
Unrealized net (gain) loss resulting from hedging transactions	(1,318)	1,093	133	27	248	95	—	278
Generation plant retirement expenses	—	—	—	—	(1)	15	1	15
Fresh start/purchase accounting impacts	2	(1)	(73)	—	(4)	(3)	—	(79)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	41	41
Non-cash compensation expenses	—	—	—	—	—	—	12	12
Transition and merger expenses	3	—	—	—	—	—	(2)	1
Impairment of long-lived assets	—	—	—	—	—	38	—	38
Winter Storm Uri impacts (c)	(47)	12	—	—	—	—	—	(35)
Other, net	4	3	2	2	2	—	(12)	1
Adjusted EBITDA	$510	$144	$160	$21	$25	$(43)	$(6)	$811
____________
(a)Includes $9 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $20 million in Texas segment.

(c)Includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: future bill credits related to Winter Storm Uri, partially offset by the allocation of additional ERCOT default uplift charges, which are expected to be paid over several decades under current protocols, and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$3,326	$(3,610)	$(791)	$(36)	$(619)	$(107)	$196	$(1,641)
Income tax benefit	—	—	—	—	—	—	(498)	(498)
Interest expense and related charges (a)	5	(11)	3	(1)	1	1	118	116
Depreciation and amortization (b)	72	309	358	31	37	23	34	864
EBITDA before Adjustments	3,403	(3,312)	(430)	(6)	(581)	(83)	(150)	(1,159)
Unrealized net (gain) loss resulting from hedging transactions	(2,805)	3,696	738	71	605	42	—	2,347
Generation plant retirement expenses	—	—	—	—	5	1	—	6
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	115	115
Non-cash compensation expenses	—	—	—	—	—	—	34	34
Transition and merger expenses	9	—	1	—	—	—	10	20
Winter Storm Uri impacts (c)	(64)	(52)	—	—	—	—	—	(116)
Other, net	23	19	3	1	4	10	(29)	31
Adjusted EBITDA	$566	$351	$312	$66	$33	$(30)	$(20)	$1,278
____________
(a)Includes $171 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $40 million in Texas segment.
(c)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols. We estimate bill credit amounts to be applied in future periods are for the remainder of 2022 (approximately $82 million), 2023 (approximately $44 million), 2024 (approximately $39 million) and 2025 (approximately $1 million).

	Six Months Ended June 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$1,898	$(3,656)	$(99)	$(44)	$(241)	$(239)	$377	$(2,004)
Income tax benefit	—	—	—	—	—	—	(600)	(600)
Interest expense and related charges (a)	4	(7)	7	(8)	—	—	168	164
Depreciation and amortization (b)	107	323	389	15	51	8	34	927
EBITDA before Adjustments	2,009	(3,340)	297	(37)	(190)	(231)	(21)	(1,513)
Unrealized net (gain) loss resulting from hedging transactions	(2,101)	1,615	153	80	315	120	—	182
Generation plant retirement expenses	—	—	—	—	—	15	—	15
Fresh start/purchase accounting impacts	3	(2)	(74)	—	(3)	(3)	—	(79)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	4	4
Non-cash compensation expenses	—	—	—	—	—	—	29	29
Transition and merger expenses	3	—	—	—	—	(15)	(1)	(13)
Impairment of long-lived assets	—	—	—	—	—	38	—	38
Winter Storm Uri impacts (c)	384	514	—	—	1	—	1	900
Other, net	12	5	4	2	4	—	(20)	7
Adjusted EBITDA	$310	$(1,208)	$380	$45	$127	$(76)	$(8)	$(430)
____________
(a)Includes $79 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $40 million in Texas segment.
(c)Includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols, accrual of Koch earn-out amounts that we paid in the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

Retail Segment — Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2022	2021		2022	2021
Operating revenues:
Revenues in ERCOT	$1,913	$1,434	$479	$3,465	$2,604	$861
Revenues in Northeast/Midwest	547	504	43	1,190	1,091	99
Amortization expense	(1)	(2)	1	(1)	(3)	2
Unrealized net losses on hedging activities (a)	(667)	(17)	(650)	(1,037)	(23)	(1,014)
Total operating revenues	1,792	1,919	(127)	3,617	3,669	(52)
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,183)	(726)	(457)	(2,453)	(2,177)	(276)
Unrealized net gains on hedging activities with affiliates (b)	1,166	1,336	(170)	3,838	2,126	1,712
Unrealized net gains (losses) on hedging activities	1	—	1	4	(3)	7
Delivery fees	(563)	(436)	(127)	(1,074)	(877)	(197)
Other costs (c)	(37)	(24)	(13)	(67)	(319)	252
Total fuel, purchased power costs and delivery fees	(616)	150	(766)	248	(1,250)	1,498
Net income	$898	$1,810	$(912)	$3,326	$1,898	$1,428
Adjusted EBITDA	$403	$510	$(107)	$566	$310	$256

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	16,823	13,636	3,187	31,036	26,483	4,553
Sales volumes in Northeast/Midwest	8,326	8,474	(148)	17,432	17,524	(92)
Total retail electricity sales volumes	25,149	22,110	3,039	48,468	44,007	4,461
Weather (North Texas average) - percent of normal (d):
Cooling degree days	139.8%	80.6%		136.2%	79.3%
Heating degree days	27.7%	127.1%		111.2%	117.1%
____________
(a)For both the three and six months ended June 30, 2022, Retail segment includes unrealized net losses of $414 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term as we opportunistically monetized certain positions.
(b)Includes unrealized net gains from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(c)For the six months ended June 30, 2021, includes $162 million of future bill credits to large commercial and industrial customers.
(d)Weather data is obtained from Weatherbank, Inc. For the three and six months ended June 30, 2022, normal is defined as the average over the 10-year period from June 2012 to June 2021. For the three and six months ended June 30, 2021, normal is defined as the average over the 10-year period from June 2011 to June 2020.

The following table presents changes in net income and Adjusted EBITDA for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2022 Compared to 2021	Six Months Ended June 30, 2022 Compared to 2021
Winter Storm Uri, including bill credits	$(16)	$498
Higher/(lower) seasonal commodity costs	3	(111)
Lower margins reflecting self-help gains in 2021 partially offset by favorable weather in 2022	(65)	(89)
Other driven by higher bad debt expense and revenue-based taxes due to higher revenues in 2022	(29)	(42)
Change in Adjusted EBITDA	$(107)	$256
Favorable/(unfavorable) impact of unrealized net gains on hedging activities	(818)	704
Future bill credits and other costs related to Winter Storm Uri	5	448
Decrease in depreciation and amortization expenses	18	35
Change in transition and merger and other expenses	(10)	(15)
Change in net income	$(912)	$1,428

Generation — Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$369	$340	$573	$241	$111	$82	$59	$140
Capacity revenue from ISO/RTO	—	—	(4)	2	—	—	25	32
Sales to affiliates	660	308	397	337	1	—	125	82
Rolloff of unrealized net gains (losses) representing positions settled in the current period	(63)	(129)	(105)	(23)	2	(6)	37	3
Unrealized net losses on hedging activities	(671)	(35)	(393)	138	(37)	(29)	(228)	(141)
Unrealized net gains (losses) on hedging activities with affiliates	(918)	(952)	(151)	(263)	2	—	(99)	(121)
Other revenues	—	—	2	73	—	1	(2)	(2)
Operating revenues	(623)	(468)	319	505	79	48	(83)	(7)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(582)	(310)	(709)	(326)	(55)	(44)	(132)	(148)
Fuel for generation facilities and purchased power costs from affiliates	(3)	(1)	1	—	—	—	2	—
Unrealized gains (losses) from hedging activities	(11)	23	4	15	5	8	148	11
Unrealized net gains (losses) on hedging activities with affiliates	(2)	—	—	—	—	—	2	—
Ancillary and other costs	(99)	(45)	(9)	(8)	(1)	(2)	(3)	(2)
Fuel, purchased power costs and delivery fees	(697)	(333)	(713)	(319)	(51)	(38)	17	(139)
Net loss	$(1,638)	$(1,138)	$(662)	$(100)	$25	$(13)	$(168)	$(246)
Adjusted EBITDA	$181	$144	$164	$160	$40	$21	$(16)	$25
Production volumes (GWh):
Natural gas facilities	7,749	6,698	11,418	12,143	869	1,101
Lignite and coal facilities	5,363	5,580					5,219	6,540
Nuclear facilities	4,137	4,879
Solar facilities	263	126
Capacity factors:
CCGT facilities	43.7%	37.9%	48.0%	49.9%	37.7%	49.4%
Lignite and coal facilities	63.8%	66.4%					46.3%	58.0%
Nuclear facilities	82.3%	97.1%
Weather - percent of normal (a):
Cooling degree days	129.6%	88.5%	96.2%	126.5%	101.7%	101.7%	126.0%	119.0%
Heating degree days	17.6%	148.6%	95.0%	94.1%	127.5%	96.9%	96.9%	95.4%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$63.08	$35.91	PJM West Hub	$93.27	$33.71
			AEP Dayton Hub	$94.06	$35.35
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$7.40	$2.88	NYISO Zone C	$50.24	$22.43
			Massachusetts Hub	$73.29	$33.85
Average natural gas price (a):			Indiana Hub	$95.15	$35.32
TetcoM3 ($/MMBtu)	$6.78	$2.32	Northern Illinois Hub	$84.99	$32.07
Algonquin Citygates ($/MMBtu)	$7.19	$2.49	CAISO NP15	$69.55	$42.76
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Three Months Ended June 30, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$(13)	$4	$19	$(30)
Winter Storm Uri impact	47	—	—	—
Unfavorable change in other operating costs	(25)	(4)	(1)	(18)
Favorable/(unfavorable) change in selling, general and administrative expenses	(4)	4	1	—
Other	32	—	—	7
Change in Adjusted EBITDA	$37	$4	$19	$(41)
Favorable change in depreciation and amortization	15	14	21	8
Change in unrealized net losses on hedging activities	(572)	(512)	(1)	108
Generation plant retirement, transition and merger expenses	—	—	—	(2)
Fresh start/purchase accounting impacts	(1)	(73)	—	(4)
Winter Storm Uri impact (ERCOT default uplift and Koch earn-out)	22	—	—	—
Other (including interest and COVID-19 related expenses)	(1)	5	(1)	9
Change in Net income (loss)	$(500)	$(562)	$38	$78

The change in Texas and East segment results was primarily driven by higher unrealized hedging losses in the three months ended June 30, 2022 versus the three ended June 30, 2021 due to material increases in forward power prices in 2022. The increase in operating costs are due to summer readiness expenses and inflationary pressures in the three months ended June 30, 2022.

The change in West segment results was driven by higher realized energy margins in CAISO in the three months ended June 30, 2022 versus the three months ended June 30, 2021.

The change in Sunset segment results was driven by lower unrealized hedging losses in the three months ended June 30, 2022 versus the three months ended June 30, 2021 due to unrealized gains on forward lignite and coal purchases as forward prices increased in the three months ended June 30, 2022, partially offset by a favorable change in revenue net of fuel.

Generation — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$603	$1,040	$1,218	$575	$227	$167	$211	$345
Capacity revenue from ISO/RTO	—	—	(10)	(2)	—	—	63	61
Sales to affiliates	1,304	1,232	914	765	3	2	232	181
Rolloff of unrealized net gains (losses) representing positions settled in the current period	188	(154)	(69)	32	(2)	(11)	86	(25)
Unrealized net gains (losses) on hedging activities	(885)	122	(120)	132	(80)	(77)	(558)	(151)
Unrealized net gains (losses) on hedging activities with affiliates	(2,928)	(1,625)	(660)	(347)	3	—	(253)	(154)
Other revenues	—	—	1	75	—	—	(4)	(8)
Operating revenues	(1,718)	615	1,274	1,230	151	81	(223)	249
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(993)	(1,982)	(1,638)	(785)	(129)	(92)	(311)	(310)
Fuel for generation facilities and purchased power costs from affiliates	(3)	(1)	1	—	—	—	1	(1)
Unrealized (gains) losses from hedging activities	(66)	42	110	30	8	8	116	16
Unrealized (gains) losses from hedging activities with affiliates	(5)	—	1	—	—	—	4	—
Ancillary and other costs	(156)	(1,710)	(15)	(18)	(3)	(2)	(6)	(4)
Fuel, purchased power costs and delivery fees	(1,223)	(3,651)	(1,541)	(773)	(124)	(86)	(196)	(299)
Net loss	$(3,610)	$(3,656)	$(791)	$(99)	$(36)	$(44)	$(619)	$(241)
Adjusted EBITDA	$351	$(1,208)	$312	$380	$66	$45	$33	$127
Production volumes (GWh):
Natural gas facilities	13,650	13,545	25,754	26,021	2,065	2,363
Lignite and coal facilities	11,733	11,472					11,868	13,576
Nuclear facilities	9,360	10,089
Solar facilities	429	222
Capacity factors:
CCGT facilities	38.9%	38.2%	54.7%	54.7%	45.8%	53.3%
Lignite and coal facilities	70.2%	68.6%					52.9%	60.5%
Nuclear facilities	93.7%	101.0%
Weather - percent of normal (a):
Cooling degree days	122.9%	85.8%	96.0%	126.3%	100.9%	99.0%	126.0%	119.0%
Heating degree days	128.1%	122.9%	99.4%	96.0%	98.1%	108.2%	103.7%	94.8%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$50.07	$262.05	PJM West Hub	$75.68	$34.20
			AEP Dayton Hub	$72.45	$35.04
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$6.01	$3.13	NYISO Zone C	$61.32	$25.88
			Massachusetts Hub	$94.11	$44.07
Average natural gas price (a):			Indiana Hub	$75.53	$40.16
TetcoM3 ($/MMBtu)	$6.75	$2.79	Northern Illinois Hub	$64.72	$32.52
Algonquin Citygates ($/MMBtu)	$10.41	$3.97	CAISO NP15	$60.06	$43.76
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Six Months Ended June 30, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$79	$(17)	$24	$(57)
Winter Storm Uri impact	1,548	(50)	—	(17)
Unfavorable change in other operating costs	(52)	(8)	(6)	(25)
Favorable/(unfavorable) change in selling, general and administrative expenses	(14)	5	3	(4)
Other	(2)	2	—	9
Change in Adjusted EBITDA	$1,559	$(68)	$21	$(94)
Favorable/(unfavorable) change in depreciation and amortization	14	31	(16)	14
Change in unrealized net losses on hedging activities	(2,081)	(585)	9	(290)
Generation plant retirement expenses	—	—	—	(5)
Fresh start/purchase accounting impacts	(2)	(74)	—	(3)
Winter Storm Uri impact (ERCOT default uplift and Koch earn-out)	566	—	—	1
Other (including interest and COVID-19 related expenses)	(10)	4	(6)	(1)
Change in Net income (loss)	$46	$(692)	$8	$(378)

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts in 2021, partially offset by higher unrealized hedging losses in the six months ended June 30, 2022 versus the six months ended June 30, 2021 due to increases in forward power prices. The increase in operating costs are due to summer readiness expenses and inflationary pressures in the six months ended June 30, 2022.

The change in East segment results was driven by higher unrealized hedging losses in the six months ended June 30, 2022 versus the six months ended June 30, 2021 due to increases in forward power prices, partially offset by favorable Winter Storm Uri impacts recognized in the six months ended June 30, 2021.

The change in West segment results was driven by higher depreciation and amortization in the six months ended June 30, 2022 versus the six months ended June 30, 2021 reflecting battery ESS projects placed in service during summer 2021 (see Note 2 to the Financial Statements), partially offset by a favorable change in revenue net of fuel driven by higher realized energy margins.

The change in Sunset segment results was driven by higher unrealized hedging losses in the six months ended June 30, 2022 versus the six months ended June 30, 2021 due to increases in forward power prices and an unfavorable change in revenue net of fuel.

Asset Closure Segment — Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2022	2021		2022	2021
Operating revenues	$121	$(41)	$162	$228	$(19)	$247
Fuel, purchased power costs and delivery fees	(119)	(32)	(87)	(221)	(59)	(162)
Operating costs	$(34)	$(68)	$34	$(78)	$(108)	$30
Depreciation and amortization	(9)	(4)	(5)	(23)	(8)	(15)
Selling, general and administrative expenses	(9)	(11)	2	(19)	(26)	7
Impairment of long-lived assets	—	(38)	38	—	(38)	38
Operating loss	(50)	(194)	144	(113)	(258)	145
Other income	6	2	4	8	19	(11)
Other deductions	—	—	—	(1)	—	(1)
Interest expense and related charges	(1)	—	(1)	(1)	—	(1)
Loss before income taxes	(45)	(192)	147	(107)	(239)	132
Net loss	$(45)	$(192)	$147	$(107)	$(239)	$132
Adjusted EBITDA	$(24)	$(43)	$19	$(30)	$(76)	$46
Production volumes (GWh)	2,660	2,055	605	5,859	3,552	2,307

Results and volumes for the Asset Closure segment include those from the Zimmer and Joppa generation plants that we retired in May 2022 and plan to retire in September 2022, respectively. Operating costs for the three and six months ended June 30, 2022 and 2021 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The change in Asset Closure segment results for both the three and six months ended June 30, 2022 is primarily due to severance and impairment expense recorded in the three months ended June 30, 2021, in connection with plant closure announcements (see Note 3 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2022 and 2021. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $2.347 billion and $182 million in unrealized net losses, respectively, for the six months ended June 30, 2022 and 2021, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2022	2021
Commodity contract net liability at beginning of period	$(866)	$(75)
Settlements/termination of positions (a)	319	(199)
Changes in fair value of positions in the portfolio (b)	(2,666)	17
Other activity (c)	37	(52)
Commodity contract net liability at end of period	$(3,176)	$(309)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2022, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2022
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(1,205)	$(469)	$(28)	$—	$(1,702)
Prices provided by other external sources	(357)	(103)	1	—	(459)
Prices based on models	(434)	(365)	(141)	(75)	(1,015)
Total	$(1,996)	$(937)	$(168)	$(75)	$(3,176)

FINANCIAL CONDITION

Operating Cash Flows

Cash used in operating activities totaled $723 million for the six months ended June 30, 2022 compared to cash used in operating activities of $1.057 billion for the six months ended June 30, 2021. The favorable change of $334 million was primarily driven by lower cash from operations in 2021 due to Winter Storm Uri impacts and $544 million of securitization proceeds from ERCOT in 2022 (see Note 1 to the Financial Statements), partially offset by $1.653 billion in higher margin deposits in 2022 related to commodity contracts which support our comprehensive hedging strategy.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $230 million and $82 million for the six months ended June 30, 2022 and 2021, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $609 million and $575 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures totaled $613 million and $546 million for the six months ended June 30, 2022 and 2021, respectively, and consisted of the following:

	Six Months Ended June 30,
	2022	2021
Capital expenditures, including LTSA prepayments	$293	$273
Nuclear fuel purchases	$117	$15
Growth and development expenditures	$203	$258
Capital expenditures	$613	$546

Cash used in investing activities for the six months ended June 30, 2022 and 2021 also reflected net sales of environmental allowances of $8 million and net purchases of environmental allowances of $109 million, respectively. In the six months ended June 30, 2022 and 2021, we received insurance proceeds for reimbursement of capital expenditures of $1 million and $63 million, respectively.

Financing Cash Flows

Cash provided by financing activities totaled $1.880 billion and $1.671 billion for the six months ended June 30, 2022 and 2021, respectively. The change was primarily driven by:

•the issuance of $1.498 billion principal amount of Vistra Operations senior secured notes in May 2022;
•net borrowings of $1.050 billion under the Commodity-Linked Facility in 2022; and
•net borrowings of $725 million under the accounts receivable financing facilities in 2022 compared to net borrowings of $361 million in 2021.

These increases in cash provided by financing activities are partially offset by:

•the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021;
•$1.194 billion in cash paid for share repurchases in 2022, including $114 million of unsettled share repurchases accrued as of December 31, 2021 and excluding $7 million of unsettled share repurchases accrued as of June 30, 2022, compared to $175 million in cash paid in 2021;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in 2021; and
•dividends of $76 million paid to preferred stockholders in 2022.

Debt Activity

The maturities of our long-term debt are relatively modest until 2024. See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2022:

	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$1,871	$1,325	$546
Vistra Operations Credit Facilities — Revolving Credit Facility	368	1,254	(886)
Vistra Operations — Commodity-Linked Facility (a)	1,200	—	1,200
Total available liquidity (b)	$3,439	$2,579	$860
____________
(a)Assumes the borrowing base equals the aggregate commitments of $2.25 billion.
(b)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $860 million increase in available liquidity for the six months ended June 30, 2022 was primarily driven by $1.498 billion principal amount of Vistra Operations senior secured notes issued, $1.05 billion in net borrowings under the new Commodity-Linked Facility and $725 million in net cash borrowings under the accounts receivable financing facilities, partially offset by cash used in operations, including the change in margin deposits related to commodity contracts, $1.194 billion in cash paid for share repurchases, $613 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), a $911 million increase in letters of credit outstanding under the Revolving Credit Facility, $152 million in dividends paid to common stockholders and $76 million in dividends paid to preferred stockholders.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Higher commodity market prices combined with our comprehensive hedging strategy have resulted in significantly increased collateral posting obligations during the first six months of 2022. The majority of this collateral relates to hedges in place through 2023 and is expected to be returned as we satisfy our obligations under those contracts. As of August 3, 2022, Vistra had approximately $4.5 billion of cash and availability under its credit facilities to meet its liquidity needs. The Company believes it has additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital, or reducing capital expenditures, planned voluntary debt repayments or operating costs.

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

At June 30, 2022, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$3.160 billion in cash has been posted with counterparties as compared to $1.263 billion posted at December 31, 2021;
•$43 million in cash has been received from counterparties as compared to $39 million received at December 31, 2021;
•$2.565 billion in letters of credit have been posted with counterparties as compared to $1.558 billion posted at December 31, 2021; and
•$49 million in letters of credit have been received from counterparties as compared to $35 million received at December 31, 2021.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $45 million in state income tax payments, offset by $5 million in state tax refunds, and $1 million in TRA payments in the next 12 months.

For the six months ended June 30, 2022, there were no federal income tax payments, $18 million in state income tax payments, $8 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00 (or, during a collateral suspension period, a total net leverage ratio not to exceed 5.50 million to 1.00). As of June 30, 2022, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2022, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $574 million in the form of letters of credit, $20 million in the form of a surety bond and $26 million of cash at June 30, 2022 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.779 billion at June 30, 2022.

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

Under the Vistra Operations Senior Unsecured Indentures and the Vistra Operations Senior Secured Indenture, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the Vistra Operations Credit Facilities, the Receivables Facility, the Commodity-Linked Facility and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Month-end average VaR	$587	$424
Month-end high VaR	$686	$684
Month-end low VaR	$448	$222

The month-end high VaR risk measure in 2022 is consistent with the prior year.

Interest Rate Risk

At June 30, 2022, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.353 billion at June 30, 2022.

At June 30, 2022, Retail segment credit exposure totaled approximately $1.252 billion, including $1.239 billion of trade accounts receivable and $13 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $69 million, resulting in a net exposure of approximately $1.183 billion. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At June 30, 2022, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $1.098 billion including $890 million related to derivative assets and $208 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $1.014 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at June 30, 2022. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$557	$30	$527
Below investment grade or no rating	541	54	487
Totals	$1,098	$84	$1,014

Significant (i.e., 10% or greater) concentration of credit exposure exists with four counterparties, which represented an aggregate $545 million, or 54%, of our total net exposure at June 30, 2022. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2022. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2022	6,315,304	$24.57	6,315,304	$824
May 1 - May 31, 2022	8,406,950	$25.37	8,406,950	$610
June 1 - June 30, 2022	4,378,005	$24.14	4,378,005	$505
For the quarter ended June 30, 2022	19,100,259	$24.83	19,100,259	$505

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

On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. Including the original Board authorization, approximately $1.65 billion remains available for share repurchases under the Share Repurchase Program as of August 4, 2022. We expect to complete repurchases under the Share Repurchase Program by the end of 2023.

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

Item 5.OTHER INFORMATION

None.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed May 16, 2022)	4.1	—
Eleventh Supplemental Indenture, dated as of May 13, 2022, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.2	0001-38086 Form 8-K (filed May 16, 2022)	4.2	—	Form of Rule 144A Global Security for 4.875% Senior Note due 2024 (included in Exhibit 4.1)

4.3	0001-38086 Form 8-K (filed May 16, 2022)	4.3	—	Form of Regulation S Global Security for 4.875% Senior Note due 2024 (included in Exhibit 4.1)

4.4	0001-38086 Form 8-K (filed May 16, 2022)	4.4	—	Form of Rule 144A Global Security for 5.125% Senior Note due 2025 (included in Exhibit 4.1)

Exhibits	Previously Filed With File Number*	As Exhibit
4.5	0001-38086 Form 8-K (filed May 16, 2022)	4.5	—	Form of Regulation S Global Security for 5.125% Senior Note due 2025 (included in Exhibit 4.1)

4.6	0001-38086 Form 8-K (filed July 15, 2022)	4.1	—
Twelfth Amendment to Receivables Purchase Agreement, dated as of July 11, 2022, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed May 5, 2022)	10.1	—
Eleventh Amendment to the Credit Agreement, dated April 29, 2022, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, the other Credit Parties (as defined in the Credit Agreement) party thereto, the Lenders (as defined in the Credit Agreement) party thereto, the financial institutions providing 2022 New Revolving Credit Commitments (as defined in the Credit Agreement), the Revolving Credit Lenders providing 2022 Extended Revolving Credit Commitments (as defined in the Credit Agreement), the Revolving Letter of Credit Issuers (as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent

10.2	0001-38086 Form 8-K (filed May 16, 2022)	10.1	—
Purchase Agreement, dated May 10, 2022, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc, on behalf of itself and the several Initial Purchases named in Schedule I to the Purchase Agreement

10.3	**		—
First Amendment to Credit Agreement, dated as of May 5, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.4	**		—
Second Amendment to Credit Agreement, dated as of May 26, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.5	**		—
Third Amendment to Credit Agreement, dated as of June 8, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.6	**		—	Amended and Restated Employment Agreement, dated as of May 5, 2022, by and among Stephanie Zapata Moore, Vistra Corp. and Vistra Corporate Services Company

10.7	**		—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Carrie Lee Kirby, Vistra Corp. and Vistra Corporate Services Company

10.8	**		—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Scott A. Hudson, Vistra Corp. and Vistra Corporate Services Company

10.9	**		—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Stephen J. Muscato, Vistra Corp. and Vistra Corporate Services Company

Exhibits	Previously Filed With File Number*	As Exhibit
10.10	0001-38086 Form 8-K (filed July 15, 2022)	10.1	—
Amendment No. 3 to Master Framework Agreement, dated as of July 11, 2022, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: August 5, 2022