Form 10-Q
period 2022-09-30
Vistra Corp.
filed 2022-11-04
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 1, 2022, there were 397,953,513 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2021 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Green Finance Framework	Framework adopted by the Company and made available on its website pursuant to which the Company may issue financial instruments to fund new or existing projects that support renewable energy and energy efficiency, with alignment to the Company's environmental, social, and governance strategy
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity

LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp. (EFH Corp.), executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SO2	sulfur dioxide
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC

TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
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

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues (Note 4)	$5,146	$2,991	$9,859	$8,763
Fuel, purchased power costs and delivery fees	(3,139)	(1,763)	(7,580)	(7,827)
Operating costs	(400)	(372)	(1,250)	(1,173)
Depreciation and amortization	(390)	(468)	(1,214)	(1,355)
Selling, general and administrative expenses	(323)	(269)	(894)	(771)
Impairment of long-lived assets (Note 17)	—	—	—	(38)
Operating income (loss)	894	119	(1,079)	(2,401)
Other income (Note 17)	10	16	88	108
Other deductions (Note 17)	(5)	(5)	(18)	(13)
Interest expense and related charges (Note 17)	(71)	(124)	(186)	(288)
Impacts of Tax Receivable Agreement (Note 7)	86	35	(29)	31
Net income (loss) before income taxes	914	41	(1,224)	(2,563)
Income tax (expense) benefit (Note 6)	(236)	(31)	262	569
Net income (loss)	$678	$10	$(962)	$(1,994)
Net income attributable to noncontrolling interest	(10)	(3)	(19)	(6)
Net income (loss) attributable to Vistra	$668	$7	$(981)	$(2,000)
Cumulative dividends attributable to preferred stock	(37)	—	(112)	—
Net income (loss) attributable to Vistra common stock	$631	$7	$(1,093)	$(2,000)
Weighted average shares of common stock outstanding:
Basic	413,762,896	482,516,965	431,381,151	483,150,213
Diluted	417,482,511	484,494,546	431,381,151	483,150,213
Net income (loss) per weighted average share of common stock outstanding:
Basic	$1.53	$0.01	$(2.53)	$(4.14)
Diluted	$1.51	$0.01	$(2.53)	$(4.14)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$678	$10	$(962)	$(1,994)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $2, $4, $2 and $5)	6	14	6	17
Total other comprehensive income	6	14	6	17
Comprehensive income (loss)	$684	$24	$(956)	$(1,977)
Comprehensive income attributable to noncontrolling interest	(10)	(3)	(19)	(6)
Comprehensive income (loss) attributable to Vistra	$674	$21	$(975)	$(1,983)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2022	2021
Cash flows — operating activities:
Net loss	$(962)	$(1,994)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,575	1,551
Deferred income tax benefit, net	(298)	(587)
Impairment of long-lived assets	—	38
Unrealized net loss from mark-to-market valuations of commodities	2,027	771
Unrealized net gain from mark-to-market valuations of interest rate swaps	(261)	(92)
Asset retirement obligation accretion expense	26	27
Impacts of Tax Receivable Agreement	29	(31)
Stock-based compensation	48	36
Bad debt expense	136	86
Other, net	—	(7)
Changes in operating assets and liabilities:
Margin deposits, net	(1,805)	(767)
Uplift securitization proceeds receivable from ERCOT	544	—
Accrued interest	(31)	(55)
Accrued taxes	(46)	(63)
Accrued employee incentive	(17)	(86)
Other operating assets and liabilities	(873)	680
Cash provided by (used in) operating activities	92	(493)
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(909)	(790)
Proceeds from sales of nuclear decommissioning trust fund securities	428	366
Investments in nuclear decommissioning trust fund securities	(446)	(382)
Proceeds from sales of environmental allowances	358	102
Purchases of environmental allowances	(343)	(247)
Insurance proceeds	15	74
Proceeds from sale of assets	21	7
Other, net	(10)	27
Cash used in investing activities	(886)	(843)
Cash flows — financing activities:
Issuances of long-term debt	1,498	1,250
Borrowings under Commodity-Linked Facility	2,750	—
Repayments under Commodity-Linked Facility	(2,750)	—
Borrowings under Term Loan A	—	1,250
Repayment under Term Loan A	—	(1,250)
Proceeds from forward capacity agreement	—	500
Repayments/repurchases of debt	(232)	(234)
Net borrowings under accounts receivable financing	625	175
Borrowings under Revolving Credit Facility	1,500	1,300
Repayments under Revolving Credit Facility	(1,500)	(1,300)
Share repurchases	(1,590)	(175)
Dividends paid to common stockholders	(227)	(219)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2022	2021
Dividends paid to preferred stockholders	(76)	—
Debt tender offer and other financing fees	(29)	(13)
Other, net	34	(5)
Cash provided by financing activities	3	1,279
Net change in cash, cash equivalents and restricted cash	(791)	(57)
Cash, cash equivalents and restricted cash — beginning balance	1,359	444
Cash, cash equivalents and restricted cash — ending balance	$568	$387

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$535	$1,325
Restricted cash (Note 17)	23	21
Trade accounts receivable — net (Note 17)	1,854	1,397
Income taxes receivable	—	15
Inventories (Note 17)	590	610
Commodity and other derivative contractual assets (Note 14)	6,786	2,513
Margin deposits related to commodity contracts	3,066	1,263
Uplift securitization proceeds receivable from ERCOT (Note 1)	—	544
Prepaid expense and other current assets	291	195
Total current assets	13,145	7,883
Restricted cash (Note 17)	10	13
Investments (Note 17)	1,637	2,049
Property, plant and equipment — net (Note 17)	12,550	13,056
Operating lease right-of-use assets	39	40
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	2,002	2,146
Commodity and other derivative contractual assets (Note 14)	1,062	250
Accumulated deferred income taxes	1,653	1,302
Other noncurrent assets	494	361
Total assets	$35,175	$29,683
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 9)	$625	$—
Long-term debt due currently (Note 10)	38	254
Trade accounts payable	1,398	1,515
Commodity and other derivative contractual liabilities (Note 14)	8,796	3,023
Margin deposits related to commodity contracts	37	39
Accrued income taxes	6	—
Accrued taxes other than income	154	207
Accrued interest	112	143
Asset retirement obligations (Note 17)	121	104
Operating lease liabilities	8	5
Other current liabilities	616	553
Total current liabilities	11,911	5,843
Long-term debt, less amounts due currently (Note 10)	11,947	10,477
Operating lease liabilities	33	38
Commodity and other derivative contractual liabilities (Note 14)	1,803	804
Tax Receivable Agreement obligation (Note 7)	423	394
Asset retirement obligations (Note 17)	2,340	2,346
Other noncurrent liabilities and deferred credits (Note 17)	1,117	1,489
Total liabilities	29,574	21,391

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2022	December 31, 2021
Commitments and Contingencies (Note 11)
Total equity (Note 12):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: September 30, 2022 and December 31, 2021— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: September 30, 2022 and December 31, 2021 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2022 — 405,444,072; December 31, 2021 — 469,072,597)	5	5
Treasury stock, at cost (shares: September 30, 2022 — 131,640,516; December 31, 2021 — 63,856,879)	(3,052)	(1,558)
Additional paid-in-capital	9,923	9,824
Retained deficit	(3,284)	(1,964)
Accumulated other comprehensive loss	(10)	(16)
Stockholders' equity	5,582	8,291
Noncontrolling interest in subsidiary	19	1
Total equity	5,601	8,292
Total liabilities and equity	$35,175	$29,683

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

Winter Storm Uri

In February 2021, a severe winter storm with extremely cold temperatures affected much of the U.S., including Texas. This severe weather resulted in surging demand for power, gas supply shortages, operational challenges for generators, and a significant load shed event that was ordered by ERCOT beginning on February 15, 2021 and continuing through February 18, 2021. Winter Storm Uri had a material adverse impact on our 2021 results of operations and operating cash flows.

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

Recent Developments

Dividends Declared — In October 2022, the Board declared a quarterly dividend of $0.193 per share of common stock that will be paid in December 2022. In October 2022, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in December 2022.

Commodity-Linked Revolving Credit Facility — On October 5, 2022, Vistra initiated an amendment to the Commodity-Linked Facility to, among other things, (i) extend the maturity date to October 2023 and (ii) reduce the aggregate available commitments to $1.25 billion. On October 21, 2022, the Commodity-Linked Facility was further amended to increase the aggregate available commitments to $1.35 billion.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2021 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2021 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current year presentation.

In the third quarter of 2021, the Company determined that depreciation expense on certain property, plant, and equipment assets was calculated incorrectly in prior years as a result of incorrectly assigned useful lives to these assets, which resulted in a misstatement to depreciation expense and accumulated depreciation. Additionally, an error was identified related to assets that were incorrectly retired prior to the end of their useful lives. The Company identified that depreciation expense and accumulated depreciation was understated by $23 million, $39 million and $3 million for the years ended December 31, 2018, 2019, and 2020, respectively, and overstated by $20 million for the six-month period ended June 30, 2021. In order to correct for the misstatements, the Company recorded an out-of-period adjustment to depreciation expense of $45 million for the three months ended September 30, 2021. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's financial position or results of operations for the third quarter of 2021 or any prior periods.

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

2.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

We have announced the planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. The first 158 MW of solar generation came online in January and February 2022 and the battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities range from summer of 2024 to the end of 2026. At September 30, 2022, we had accumulated approximately $40 million in construction-work-in-process for these remaining Texas segment solar generation projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2024 to 2025.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy and energy settlement contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy and energy settlement contract in April 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023. At September 30, 2022, we had accumulated approximately $63 million in construction-work-in-process for Moss Landing Phase III.

Moss Landing Outages — In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Restoration work on the facility was completed in June 2022. Moss Landing Phases II and III were not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Restoration work on the facility was completed in September 2022. Moss Landing Phases I and III were not affected by this incident.

These incidents did not have a material impact on our results of operations.

3.    RETIREMENT OF GENERATION FACILITIES

In 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 11), and in furtherance of our efforts to significantly reduce our carbon footprint. As previously announced in April 2021, we retired the Joppa generation facilities in September 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018. As previously announced in July 2021, we retired the Zimmer coal generation facility in June 2022 due to the inability to secure capacity revenues for the plant in the PJM capacity auction held in May 2021.

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and move to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur.

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Actual or Expected Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	January 1, 2023	Sunset
Joppa	Joppa, IL	MISO	Coal	802	Retired September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	Retired September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than the end of 2027 if economic or other conditions dictate.

4.    REVENUE

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,186	$—	$—	$—	$—	$—	$—	$2,186
Retail energy charge in Northeast/Midwest	491	—	—	—	—	—	—	491
Wholesale generation revenue from ISO/RTO	—	669	329	157	385	74	—	1,614
Capacity revenue from ISO/RTO (a)	—	—	14	—	—	—	—	14
Revenue from other wholesale contracts	—	127	328	40	38	—	—	533
Total revenue from contracts with customers	2,677	796	671	197	423	74	—	4,838
Other revenues:
Intangible amortization	2	—	—	—	(1)	—	—	1
Hedging and other revenues (b)	579	176	(83)	36	(396)	(6)	1	307
Affiliate sales (c)	—	2,655	538	3	254	—	(3,450)	—
Total other revenues	581	2,831	455	39	(143)	(6)	(3,449)	308
Total revenues	$3,258	$3,627	$1,126	$236	$280	$68	$(3,449)	$5,146
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $37 million of capacity sold offset by $23 million of capacity purchased.
(b)Includes $346 million of unrealized net gains from mark-to-market valuations of commodity positions, including Retail segment unrealized net gains of $217 million due to the discontinuance of normal purchases or normal sales (NPNS) accounting on retail electric contract portfolios in the third quarter of 2021 and second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $1.213 billion, $80 million and $134 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,896	$—	$—	$—	$—	$—	$—	$1,896
Retail energy charge in Northeast/Midwest	624	—	—	—	—	—	—	624
Wholesale generation revenue from ISO/RTO	—	211	191	89	198	124	—	813
Capacity revenue from ISO/RTO (a)	—	—	(13)	1	39	12	—	39
Revenue from other wholesale contracts	—	88	167	29	45	1	—	330
Total revenue from contracts with customers	2,520	299	345	119	282	137	—	3,702
Other revenues:
Intangible amortization	2	—	—	—	(2)	—	—	—
Hedging and other revenues (b)	(362)	(7)	222	(30)	(337)	(197)	—	(711)
Affiliate sales (c)	—	551	(59)	1	(5)	—	(488)	—
Total other revenues	(360)	544	163	(29)	(344)	(197)	(488)	(711)
Total revenues	$2,160	$843	$508	$90	$(62)	$(60)	$(488)	$2,991
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $116 million of capacity purchased offset by $103 million of capacity sold. The West segment includes $1 million of capacity sold. The Sunset segment includes $40 million of capacity sold offset by $1 million of capacity purchased. The Asset Closure segment includes $12 million of capacity sold.
(b)Includes $861 million of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $357 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $527 million, $472 million and $118 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$5,349	$—	$—	$—	$—	$—	$—	$5,349
Retail energy charge in Northeast/Midwest	1,673	—	—	—	—	—	—	1,673
Wholesale generation revenue from ISO/RTO	—	761	901	268	775	392	—	3,097
Capacity revenue from ISO/RTO (a)	—	—	4	—	63	20	—	87
Revenue from other wholesale contracts	—	392	773	114	118	22	—	1,419
Total revenue from contracts with customers	7,022	1,153	1,678	382	956	434	—	11,625
Other revenues:
Intangible amortization	1	—	1	—	(6)	—	—	(4)
Hedging and other revenues (b)	(147)	(275)	(70)	(4)	(1,129)	(138)	1	(1,762)
Affiliate sales (c)	—	1,031	791	9	235	—	(2,066)	—
Total other revenues	(146)	756	722	5	(900)	(138)	(2,065)	(1,766)
Total revenues	$6,876	$1,909	$2,400	$387	$56	$296	$(2,065)	$9,859
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $265 million of capacity sold offset by $261 million of capacity purchased. The Sunset segment includes $66 million of capacity sold offset by $3 million of capacity purchased. The Asset Closure segment includes $20 million of capacity sold.
(b)Includes $2.101 billion of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $780 million due to the discontinuance of NPNS accounting on retail electric contract portfolios in the third quarter of 2021 and second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $1.715 billion, $580 million and $118 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,460	$—	$—	$—	$—	$—	$—	$4,460
Retail energy charge in Northeast/Midwest	1,715	—	—	—	—	—	—	1,715
Wholesale generation revenue from ISO/RTO	—	3,585	442	158	1,006	224	—	5,415
Capacity revenue from ISO/RTO (a)	—	—	(14)	1	99	34	—	120
Revenue from other wholesale contracts	—	2,172	459	75	147	1	—	2,854
Total revenue from contracts with customers	6,175	5,757	887	234	1,252	259	—	14,564
Other revenues:
Intangible amortization	(1)	—	74	—	(10)	—	—	63
Hedging and other revenues (b)	(345)	(4,457)	418	(66)	(1,075)	(339)	—	(5,864)
Affiliate sales (c)	—	158	359	3	21	1	(542)	—
Total other revenues	(346)	(4,299)	851	(63)	(1,064)	(338)	(542)	(5,801)
Total revenues	$5,829	$1,458	$1,738	$171	$188	$(79)	$(542)	$8,763
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $346 million of capacity purchased offset by $332 million of capacity sold. The West segment includes $1 million of capacity sold. The Sunset segment includes $101 million of capacity sold offset by $2 million of capacity purchased. The Asset Closure segment includes $34 million of capacity sold.
(b)Includes $1.146 billion of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $357 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term. See Note 16 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $2.153 billion, $819 million and $272 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of September 30, 2022, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $90 million, $483 million, $311 million, $222 million and $111 million that will be recognized, in the balance of the year ended December 31, 2022 and the years ending December 31, 2023, 2024, 2025 and 2026, respectively, and $735 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	September 30, 2022	December 31, 2021
Trade accounts receivable from contracts with customers — net	$1,411	$1,087
Other trade accounts receivable — net	443	310
Total trade accounts receivable — net	$1,854	$1,397

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both September 30, 2022 and December 31, 2021, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2022			December 31, 2021
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,085	$1,733	$352	$2,083	$1,631	$452
Software and other technology-related assets	460	247	213	421	206	215
Retail and wholesale contracts	233	204	29	248	206	42
Contractual service agreements (a)	19	4	15	23	2	21
Other identifiable intangible assets (b)	60	8	52	95	20	75
Total identifiable intangible assets subject to amortization	$2,857	$2,196	661	$2,870	$2,065	805
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,002			$2,146
____________
(a)At September 30, 2022, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2022	December 31, 2021
Contractual service agreements	$129	$125
Purchase and sale of power and capacity	3	8
Fuel and transportation purchase contracts	10	14
Total identifiable intangible liabilities	$142	$147

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Retail customer relationship	Depreciation and amortization	$34	$49	$102	$147
Software and other technology-related assets	Depreciation and amortization	17	20	53	58
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	(1)	1	4	(60)
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	109	91	296	196
Total intangible asset expense, net (a)		$159	$161	$455	$341
___________
(a)Amounts recorded in depreciation and amortization totaled $52 million and $70 million for the three months ended September 30, 2022 and 2021, respectively, and $157 million and $208 million for the nine months ended September 30, 2022 and 2021, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of September 30, 2022, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2022	$206
2023	$151
2024	$102
2025	$76
2026	$51

6.    INCOME TAXES

Income Tax Expense

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) before income taxes	$914	$41	$(1,224)	$(2,563)
Income tax (expense) benefit	$(236)	$(31)	$262	$569
Effective tax rate	25.8%	75.6%	21.4%	22.2%

For the three months ended September 30, 2022, the effective tax rate of 25.8% was higher than the U.S. federal statutory rate of 21% due primarily to the nondeductible impacts of the TRA and state income taxes. For the nine months ended September 30, 2022, the effective tax rate of 21.4% was higher than the U.S. federal statutory rate of 21% due primarily to the nondeductible impacts of the TRA and state income taxes.

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

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, implements substantial new and modified energy tax credits, including a nuclear production tax credit (PTC), a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% alternative minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. The corporate alternative minimum tax is not applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. The excise tax is not expected to have a material impact on our financial statements. We have taken the corporate alternative minimum tax and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability.

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

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. In the second quarter of 2022, the employment tax audit for tax year 2018 was closed with no adjustment. Crius is currently under audit by the IRS for the tax years 2015 and 2016. Uncertain tax positions totaled $37 million and $38 million at September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
TRA obligation at the beginning of the period	$395	$450
Accretion expense	50	48
Changes in tax assumptions impacting timing of payments (a)	(21)	(79)
Impacts of Tax Receivable Agreement	29	(31)
TRA obligation at the end of the period	424	419
Less amounts due currently	(1)	(3)
Noncurrent TRA obligation at the end of the period	$423	$416
____________
(a)During the three months ended September 30, 2022, we recorded a decrease to the carrying value of the TRA obligation totaling $104 million as a result of adjustments to forecasted taxable income due to decreases in commodity price forecasts and impacts of the IRA. During the nine months ended September 30, 2022, we recorded a decrease to the carrying value of the TRA obligation totaling $21 million as a result of adjustments to forecasted taxable income due to impacts of the IRA, partially offset by increases in commodity price forecasts. During the three months ended September 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $51 million as a result of adjustments to forecasted taxable income and anticipated tax benefits available under current tax laws for planned additional renewable development projects, particularly in light of the passage of Illinois’ coal-to-solar legislation. During the nine months ended September 30, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling $79 million as a result of adjustments to forecasted taxable income including the financial impacts of Winter Storm Uri, and anticipated tax benefits available under current tax laws for planned additional renewable development projects.

As of September 30, 2022, the estimated carrying value of the TRA obligation totaled $424 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2022, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Vistra	$668	$7	$(981)	$(2,000)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	—	(60)	—
Less cumulative dividends attributable to Series B Preferred Stock	(17)	—	(52)	—
Net income (loss) attributable to common stock — basic	631	7	(1,093)	(2,000)
Weighted average shares of common stock outstanding — basic	413,762,896	482,516,965	431,381,151	483,150,213
Net income (loss) per weighted average share of common stock outstanding — basic	$1.53	$0.01	$(2.53)	$(4.14)
Dilutive securities: Stock-based incentive compensation plan	3,719,615	1,977,581	—	—
Weighted average shares of common stock outstanding — diluted	417,482,511	484,494,546	431,381,151	483,150,213
Net income (loss) per weighted average share of common stock outstanding — diluted	$1.51	$0.01	$(2.53)	$(4.14)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 1,757,365 and 12,851,055 shares for the three months ended September 30, 2022 and 2021, respectively, and 8,076,314 and 15,223,763 shares for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, outstanding borrowings under the Receivables Facility totaled $625 million and were supported by $1.172 billion of RecCo gross receivables. As of December 31, 2021, there were no outstanding borrowings under the Receivables Facility.

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

There were no outstanding borrowings under the Repurchase Facility as of both September 30, 2022 and December 31, 2021.

10.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	September 30, 2022	December 31, 2021
Vistra Operations Credit Facilities	$2,522	$2,543
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	—
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	—
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	4,600	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Forward Capacity Agreements	—	213
Equipment Financing Agreements	90	92
Other	—	6
Total other long-term debt	90	311
Unamortized debt premiums, discounts and issuance costs	(77)	(73)
Total long-term debt including amounts due currently	11,985	10,731
Less amounts due currently	(38)	(254)
Total long-term debt less amounts due currently	$11,947	$10,477

There were no outstanding short-term borrowings under the Commodity-Linked Facility and the Revolving Credit Facility (described below) as of both September 30, 2022 and December 31, 2021.

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

Vistra Operations Credit Facilities — As of September 30, 2022, the Vistra Operations Credit Facilities consisted of up to $6.247 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.725 billion (Revolving Credit Facility) and term loans of $2.522 billion (Term Loan B-3 Facility).

On April 29, 2022 (April 2022 Amendment Effective Date) and July 18, 2022 (July 2022 Amendment Effective Date), Vistra Operations entered into amendments (Credit Agreement Amendments) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendments, new classes of extended revolving credit commitments maturing in April 2027 were established in aggregate amounts of $2.8 billion and $725 million as of the April 2022 Amendment Effective Date and the July 2022 Amendment Effective Date, respectively. After giving effect to the Credit Agreement Amendments, the aggregate amount of revolving commitments maturing on April 29, 2027 equals $3.525 billion (Extended Revolving Credit Facility), while the $200 million in revolving commitments maturing on June 14, 2023 (Non-Extended Revolving Credit Facility) remain unchanged by the Credit Agreement Amendments. The July 18, 2022 amendment to the Vistra Operations Credit Agreement also provides that Vistra Operations will terminate at least $350 million in Extended Revolving Credit Facility commitments by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. Furthermore, the Credit Agreement Amendments appoint new revolving letter of credit issuers, such that the aggregate amount of revolving letter of credit commitments equals $3.245 billion after giving effect to the Credit Agreement Amendments. Fees and expenses related to the Credit Agreement Amendments totaled $7 million and $8 million in the three and nine months ended September 30, 2022, respectively, which were capitalized as a reduction in the carrying amount of the debt.

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

Our credit facilities and related available capacity as of September 30, 2022 are presented below.

		September 30, 2022
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$3,525	$—	$2,388	$1,137
Non-Extended Revolving Credit Facility (b)	June 14, 2023	200	—	135	65
Term Loan B-3 Facility (c)	December 31, 2025	2,522	2,522	—	—
Total Vistra Operations Credit Facilities		$6,247	$2,522	$2,523	$1,202
Commodity-Linked Facility (d)	October 5, 2022	$2,250	$—	$—	$1,701
Total Credit Facilities		$8,497	$2,522	$2,523	$2,903
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
(d)Commodity-Linked Facility (defined below) used to support our comprehensive hedging strategy. As of September 30, 2022, available capacity reflects the borrowing base which is lower than the aggregate commitments of $2.25 billion. The Commodity-Linked Facility was amended in October 2022, decreasing the aggregate commitments to $1.35 billion and extending the term to October 2023. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on a term Secured Overnight Financing Rate (SOFR), plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility had been revised to range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2022, there were no outstanding borrowings under the Extended Revolving Credit Facility. Letters of credit issued under the Extended Revolving Credit Facility bear interest of 1.75%. The applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments may further be adjusted from time to time dependent upon the Company's performance relative to certain sustainability-linked targets and thresholds, as further described in the Vistra Operations Credit Agreement.

Under the Vistra Operations Credit Agreement, cash borrowings under the Non-Extended Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%. As of September 30, 2022, there were no outstanding borrowings under the Non-Extended Revolving Credit Facility. Letters of credit issued under the Non-Extended Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of September 30, 2022, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 4.84% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Non-Extended Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, a total net leverage ratio not to exceed 5.50 to 1.00). As of September 30, 2022, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

On October 5, 2022, Vistra initiated an amendment to the Commodity-Linked Facility to, among other things, (i) extend the maturity date to October 4, 2023 and (ii) reduce the aggregate available commitments to $1.25 billion. On October 21, 2022, the Commodity-Linked Facility was further amended to increase the aggregate available commitments to $1.35 billion.

Fees and expenses related to the facility totaled zero and $4 million in the three and nine months ended September 30, 2022, respectively, which were capitalized as a reduction in the carrying amount of the debt.

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

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of September 30, 2022, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of September 30, 2022, $517 million of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Senior Secured Notes

In May 2022, Vistra Operations issued $1.5 billion aggregate principal amount of senior secured notes (May 2022 Senior Secured Notes), consisting of $400 million aggregate principal amount of 4.875% senior secured notes due 2024 (4.875% Senior Secured Notes) and $1.1 billion aggregate principal amount of 5.125% senior secured notes due 2025 (5.125% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act (Senior Secured Notes Offering). The May 2022 Senior Secured Notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. The 4.875% Senior Secured Notes mature in May 2024 and the 5.125% Senior Secured Notes mature in May 2025. Interest on the May 2022 Senior Secured Notes is payable in cash semiannually in arrears on May 13 and November 13 of each year, beginning in November 2022. Net proceeds from the Senior Secured Notes Offering totaling $1.485 billion, together with cash on hand, were used to pay down borrowings under the Commodity-Linked Facility. Fees and expenses related to the offering totaled $17 million in the nine months ended September 30, 2022, which were capitalized as a reduction in the carrying amount of the debt.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to voluntarily repay or repurchase outstanding debt, which authorization expired in March 2022 (the Prior Authorization). Through September 30, 2022, no amounts had been repurchased under the Prior Authorization. In October 2022, the Board re-authorized the voluntary repayment or repurchase of up to $1.8 billion of outstanding debt, with such authorization expiring on December 31, 2023.

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

Maturities

Long-term debt maturities at September 30, 2022 are as follows:

September 30, 2022
Remainder of 2022	$19
2023	40
2024	1,940
2025	3,567
2026	1,006
Thereafter	5,490
Unamortized premiums, discounts and debt issuance costs	(77)
Total long-term debt, including amounts due currently	$11,985

11.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At September 30, 2022, we had outstanding letters of credit totaling $3.040 billion as follows:

•$2.635 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$247 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT, and
•$57 million for other credit support requirements.

Surety Bonds

At September 30, 2022, we had outstanding surety bonds totaling $693 million to support performance under various contracts and legal obligations in the normal course of business.

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

Illinois Attorney General Complaint Against Illinois Gas & Electric (IG&E) — In May 2022, the Illinois Attorney General filed a complaint against IG&E, a subsidiary we acquired when we purchased Crius in July 2019. The complaint filed in Illinois state court alleges, among other things, that IG&E engaged in improper marketing conduct and overcharged customers. The vast majority of the conduct in question occurred prior to our acquisition of IG&E. In July 2022, we moved to dismiss the complaint, and in October 2022, the district court granted in part our motion to dismiss, barring all claims asserted by the Illinois Attorney General that were outside of the 5-year statute of limitations period, which now limits the period during which claims may be made to start in May 2017 rather than extending back to 2013 as the Illinois Attorney General had alleged in its complaint.

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

Brazos Electric Cooperative Inc. (Brazos) Bankruptcy — As a result of the lengthy period of peak pricing administratively imposed by the PUCT during Winter Storm Uri, certain market participants within ERCOT were not able to pay their full obligations to ERCOT. Consequently, ERCOT was "short-paid" approximately $2.9 billion, the majority of which was related to Brazos, a Texas-based non-profit electric cooperative corporation that provides wholesale electricity to its members, which, in turn, provide retail electricity to Texas consumers. In March 2021, Brazos commenced a Chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the Southern District of Texas. As part of the Brazos bankruptcy proceeding, ERCOT filed a claim to recover approximately $1.9 billion from Brazos. In response, Brazos filed an adversary proceeding against ERCOT seeking to disallow or greatly reduce ERCOT's claim. ERCOT and Brazos subsequently engaged in mediation seeking to resolve the dispute as an alternative to ERCOT's imposition of its market default protocols which specify recovery of these losses through issuance of default uplift invoices to all market participants. Under this short-pay recovery process, uplifted short-paid amounts are allocated to all market participants based on market share on a monthly basis until the full short-paid amounts are recovered. The ERCOT protocols limit the amount of short-paid amounts that ERCOT can uplift to the entire market to $2.5 million per month which would have taken approximately 63 years to recover the full Brazos short-pay claim. As a result of applying these standard ERCOT market default protocols, we recognized an approximately $189 million default uplift liability in the first quarter of 2021 based on our market share which was subsequently reduced in the second quarter of 2021 to $124 million as ERCOT collected amounts owed from certain defaulting entities through other means, primarily through securitization. The $124 million remaining default uplift liability relates entirely to our estimated share over time of the Brazos short pay to ERCOT.

After extensive negotiations, Brazos and ERCOT reached a settlement in September 2022 that is incorporated in a proposed Brazos plan of reorganization filed with the bankruptcy court. Under the settlement, Brazos will make two payments to ERCOT upon its emergence from bankruptcy: first, an approximately $600 million payment, which ERCOT will use to replenish its Congestion Revenue Rights (CCR) Reserve Account and pay down its portion of the securitization program adopted by the legislature for electric cooperatives and municipal-owned utilities, and second, an approximately $554 million payment to fund an initial distribution to be made by ERCOT to market participants with claims against the Brazos short-pay based on each market participant's payment election. Brazos will also make certain installment payments (of up to $13.8 million per year over 12 years) and contribute a portion of the proceeds from the sale of its generation assets (approximately $117 million) to fund payments, to be distributed by ERCOT, to the applicable market participants. Importantly, the settlement precludes ERCOT from collecting default uplift from market participants for any prepetition amounts owed by Brazos (i.e., it supplants the process to uplift the short-pay claim to market participants), and, if approved, would allow Vistra to extinguish the remaining $124 million default uplift liability to ERCOT on account of the Brazos short pay. In September 2022, Brazos filed its plan of reorganization with the bankruptcy court and the proposed ERCOT settlement agreement is subject to the Brazos bankruptcy plan voting and confirmation processes, which is anticipated to conclude in November 2022.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings. In addition, in January 2022, an insurance subrogation lawsuit was filed in Austin state court by over one hundred insurance companies against ERCOT, Vistra and several other defendants. The lawsuit seeks recovery of insurance funds paid out by these insurance companies to various policyholders for claims related to Winter Storm Uri, and that case has also now been consolidated with the MDL proceedings. In the summer of 2022, various defendant groups filed motions to dismiss five so-called bellwether cases, and the court heard oral argument on those motions in October 2022. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously.

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

Greenhouse Gas Emissions

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In October 2021, the U.S. Supreme Court granted four petitions for certiorari of the D.C. Circuit Court's decision and consolidated the cases for review. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the parties filed motions to govern in light of the U.S. Supreme Court's decision. In addition, the EPA has opened a docket seeking input on questions related to the regulation of GHGs under Section 111(d).

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. We filed our opening brief in October 2021. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and six of our sites in July 2022. One additional closure construction application will be filed for our Baldwin facility in 2023.

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

MISO 2015-2016 Planning Resource Auction

In May 2015, three complaints were filed at the FERC regarding the Zone 4 results for the 2015-2016 planning resource auction (PRA) conducted by MISO. Dynegy is a named party in one of the complaints. The complainants, Public Citizen, Inc., the Illinois Attorney General and Southwestern Electric Cooperative, Inc. (Complainants), challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds, and requested changes to the MISO planning resource auction structure going forward. Complainants also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the PRA. The Independent Market Monitor for MISO (MISO IMM), which was responsible for monitoring the PRA, determined that all offers were competitive and that no physical or economic withholding occurred. The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the remedies sought by the Complainants. We filed our answer to these complaints explaining that we complied fully with the terms of the MISO tariff in connection with the PRA and disputing the allegations. The Illinois Industrial Energy Consumers filed a related complaint at the FERC against MISO in June 2015 requesting prospective changes to the MISO tariff. Dynegy also responded to this complaint with respect to Dynegy's conduct alleged in the complaint.

In October 2015, the FERC issued an order of nonpublic, formal investigation (the investigation) into whether market manipulation or other potential violations of the FERC orders, rules and regulations occurred before or during the PRA.

In December 2015, the FERC issued an order on the complaints requiring a number of prospective changes to the MISO tariff provisions effective as of the 2016-2017 planning resource auction. The order did not address the arguments of the Complainants regarding the PRA and stated that those issues remained under consideration and would be addressed in a future order.

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. The Company intends to reply substantively to this submission, and to vigorously defend its position, by March 1, 2023 consistent with FERC's scheduling orders.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

12.    EQUITY

Share Repurchase Programs

Current Share Repurchase Program — In October 2021, we announced that the Board authorized a share repurchase program (Share Repurchase Program) under which up to $2.00 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases to bring the total authorized under the Share Repurchase Program to $3.25 billion.

In the three and nine months ended September 30, 2022, shares of common stock repurchased under the Share Repurchase Program totaled 16,797,963 and 63,459,123, respectively, for approximately $407 million and $1.493 billion, respectively, at an average price per share of common stock of $24.21 and $23.52, respectively. Shares repurchased include 850,349 of unsettled shares repurchased for $18 million as of September 30, 2022. As of September 30, 2022, approximately $1.348 billion of the total authorized of $3.25 billion was available for additional repurchases under the Share Repurchase Program.

From October 1, 2022 through November 1, 2022, 7,076,619 of our common stock had been repurchased under the Share Repurchase Program for $156 million at an average price per share of common stock of $22.04, and at November 1, 2022, approximately $1.192 billion of the total authorized of $3.25 billion was available for repurchases under the Share Repurchase Program.

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

Superseded Share Repurchase Program — In September 2020, we announced that the Board authorized a share repurchase program (2020 Share Repurchase Program) under which up to $1.5 billion of our outstanding shares of common stock may be repurchased. The 2020 Share Repurchase Program was effective on January 1, 2021. No shares were repurchased in the three months ended September 30, 2021. In the nine months ended September 30, 2021, 8,658,153 shares of our common stock were repurchased under the 2020 Share Repurchase Program for approximately $175 million at an average price of $20.21 per share of common stock. The 2020 Share Repurchase Program was superseded by the Share Repurchase Program described above in October 2021.

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

In February 2022, May 2022 and July 2022, the Board declared quarterly dividends of $0.17, $0.177, and $0.184 per share of common stock that were paid in March 2022, June 2022 and September 2022, respectively. In October 2022, the Board declared a quarterly dividend of $0.193 per share of common stock that will be paid in December 2022.

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

In February 2022 and July 2022, the Board declared semi-annual dividends of $40.00 per share of Series A Preferred Stock that were paid in April 2022 and October 2022, respectively.

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

In May 2022, the Board declared a semi-annual dividend of $35.97 (including amounts accrued from December 10, 2021 to December 15, 2021) per share of Series B Preferred Stock that was paid in June 2022. In October 2022, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in December 2022.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2022, Vistra Operations can distribute approximately $5.0 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $400 million and $75 million during the three months ended September 30, 2022 and 2021, respectively, and $1.350 billion and $405 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2022, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In January 2022, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.00 (subject to further adjustment from time to time), or $52.15 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of September 30, 2022, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

Equity

The following table presents the changes to equity for the three months ended September 30, 2022:

	Preferred Stock	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403
Stock repurchases	—	—	(407)	—	—	—	(407)	—	(407)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	29	—	—	29	—	29
Net income (loss)	—	—	—	—	668	—	668	10	678
Change in accumulated other comprehensive income (loss)						6	6	—	6
Other	—	—	—	4	2		6	(2)	4
Balance at September 30, 2022	$2,000	$5	$(3,052)	$9,923	$(3,284)	$(10)	$5,582	$19	$5,601

The following table presents the changes to equity for the nine months ended September 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(1,493)	—	—	—	(1,493)	—	(1,493)
Dividends declared on common stock	—	—	—	—	(227)	—	(227)	—	(227)
Dividends declared on preferred stock	—	—	—	—	(113)	—	(113)	—	(113)
Effects of stock-based incentive compensation plans	—	—	—	87	—	—	87	—	87
Net income (loss)	—	—	—		(981)	—	(981)	19	(962)
Adoption of accounting standard		—	—	—	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	6	6	—	6
Other	—	—	(1)	12	1	—	12	(1)	11
Balance at September 30, 2022	$2,000	$5	$(3,052)	$9,923	$(3,284)	$(10)	$5,582	$19	$5,601

(a)Authorized shares totaled 100,000,000 at September 30, 2022. Outstanding shares of Series A Preferred Stock totaled 1,000,000 at both September 30, 2022 and December 31, 2021 and outstanding shares of Series B Preferred Stock totaled 1,000,000 at both September 30, 2022 and December 31, 2021.
(b)Authorized shares totaled 1,800,000,000 at September 30, 2022. Outstanding common shares totaled 405,444,072 and 469,072,597 at September 30, 2022 and December 31, 2021, respectively. Treasury shares totaled 131,640,516 and 63,856,879 at September 30, 2022 and December 31, 2021, respectively.

The following table presents the changes to equity for the three months ended September 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$5	$(1,148)	$9,816	$(2,552)	$(45)	$6,076	$(8)	$6,068
Dividends declared on common stock	—	—	—	(72)	—	(72)	—	(72)
Effects of stock-based incentive compensation plans	—	—	12	—	—	12	—	12
Net income (loss)	—	—	—	7	—	7	3	10
Change in accumulated other comprehensive income (loss)	—	—	—	—	14	14	—	14
Other	—	—	1	(2)	—	(1)	—	(1)
Balance at September 30, 2021	$5	$(1,148)	$9,829	$(2,619)	$(31)	$6,036	$(5)	$6,031

The following table presents the changes to equity for the nine months ended September 30, 2021:

	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2020	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Stock repurchases	—	(175)	—	—	—	(175)	—	(175)
Dividends declared on common stock	—	—	—	(219)	—	(219)	—	(219)
Effects of stock-based incentive compensation plans	—	—	39		—	39	—	39
Net income (loss)	—	—	—	(2,000)	—	(2,000)	6	(1,994)
Change in accumulated other comprehensive income (loss)	—	—	—	—	17	17	—	17
Other	—	—	4	(1)	—	3	(1)	2
Balance at September 30, 2021	$5	$(1,148)	$9,829	$(2,619)	$(31)	$6,036	$(5)	$6,031

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$5,152	$1,321	$1,157	$65	$7,695	$1,408	$889	$442	$5	$2,744
Interest rate swaps	—	153	—	—	153	—	19	—	—	19
Nuclear decommissioning trust – equity securities (c)	530	—	—	—	530	724	—	—		724
Nuclear decommissioning trust – debt securities (c)	—	592	—		592	—	679	—		679
Sub-total	$5,682	$2,066	$1,157	$65	8,970	$2,132	$1,587	$442	$5	4,166
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					425					557
Total assets					$9,395					$4,723
Liabilities:
Commodity contracts	$6,678	$1,578	$2,188	$65	$10,509	$2,153	$650	$802	$5	$3,610
Interest rate swaps	—	90	—	—	90	—	217	—	—	217
Total liabilities	$6,678	$1,668	$2,188	$65	$10,599	$2,153	$867	$802	$5	$3,827
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2022 and December 31, 2021:

September 30, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$912	$(1,467)	$(555)	Income Approach	Hourly price curve shape (c)	$—	to	$70	$36
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$50	to	$120	$84
						MWh
Options	—	(500)	(500)	Option Pricing Model	Gas to power correlation (e)	15%	to	100%	57%
					Power and gas volatility (e)	5%	to	615%	311%
Financial transmission rights	159	(49)	110	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	47	(162)	(115)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$30	$13
						MMBtu
Coal	29	—	29	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	10	(10)	—
Total	$1,157	$(2,188)	$(1,031)

December 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$204	$(470)	$(266)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$140	$80
						MWh
Options	1	(209)	(208)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	122	(34)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$10	$(9)
						MWh
Natural gas	29	(86)	(57)	Income Approach	Gas basis (h)	$(1)	to	$16	$8
						MMBtu
Coal	61	—	61	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	25	(3)	22
Total	$442	$(802)	$(360)
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2022 and 2021.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net asset (liability) balance at beginning of period	$(1,015)	$46	$(360)	$22
Total unrealized valuation losses (a)	(235)	(174)	(1,256)	—
Purchases, issuances and settlements (b):
Purchases	44	33	139	73
Issuances	(6)	(12)	(48)	(22)
Settlements	257	(72)	431	(238)
Transfers into Level 3 (c)	(44)	(28)	(5)	(26)
Transfers out of Level 3 (c)	(32)	(17)	68	(33)
Net change (d)	(16)	(270)	(671)	(246)
Net liability balance at end of period	$(1,031)	$(224)	$(1,031)	$(224)
Unrealized valuation losses relating to instruments held at end of period	$(234)	$(224)	$(797)	$(240)
____________
(a)Includes net losses of $101 million and $263 million for the three months ended September 30, 2022 and 2021, respectively, and $967 million and $263 million for the nine months ended September 30, 2022 and 2021, respectively, recognized due to the discontinuance of NPNS accounting on retail electric contract portfolios in the third quarter of 2021 and second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three and nine months ended September 30, 2022, transfers into Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power, gas and coal derivatives where forward pricing inputs have become observable. For the three and nine months ended September 30, 2021, transfers out of Level 3 primarily consist of gas and power derivatives where forward pricing inputs have become observable.
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During the nine months ended September 30, 2022 and 2021, net losses of $780 million and $357 million, respectively, were recognized in operating revenues due to the discontinuance of NPNS accounting on retail electric contract portfolios in the third quarter of 2021 and second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term. These amounts are reflected in commodity contracts derivative liabilities at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$6,697	$80	$9	$—	$6,786
Noncurrent assets	966	73	23	—	1,062
Current liabilities	(33)	—	(8,723)	(40)	(8,796)
Noncurrent liabilities	—	—	(1,753)	(50)	(1,803)
Net assets (liabilities)	$7,630	$153	$(10,444)	$(90)	$(2,751)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$2,496	$14	$3	$—	$2,513
Noncurrent assets	244	5	1	—	250
Current liabilities	—	—	(2,964)	(59)	(3,023)
Noncurrent liabilities	(1)	—	(645)	(158)	(804)
Net assets (liabilities)	$2,739	$19	$(3,605)	$(217)	$(1,064)

At September 30, 2022 and December 31, 2021, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commodity contracts (Operating revenues)	$(658)	$(919)	$(3,665)	$(1,017)
Commodity contracts (Fuel, purchased power costs and delivery fees)	131	333	472	448
Interest rate swaps (Interest expense and related charges)	89	(1)	238	53
Net loss	$(438)	$(587)	$(2,955)	$(516)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2022				December 31, 2021
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$7,630	$(6,726)	$(25)	$879	$2,739	$(2,051)	$(27)	$661
Interest rate swaps	153	(70)	—	83	19	(19)	—	—
Total derivative assets	7,783	(6,796)	(25)	962	2,758	(2,070)	(27)	661
Derivative liabilities:
Commodity contracts	(10,444)	6,726	1,552	(2,166)	(3,605)	2,051	784	(770)
Interest rate swaps	(90)	70	—	(20)	(217)	19	—	(198)
Total derivative liabilities	(10,534)	6,796	1,552	(2,186)	(3,822)	2,070	784	(968)
Net amounts	$(2,751)	$—	$1,527	$(1,224)	$(1,064)	$—	$757	$(307)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,577	4,701	Million MMBtu
Electricity	743,035	440,236	GWh
Financial transmission rights (b)	221,681	224,876	GWh
Coal	50	25	Million U.S. tons
Fuel oil	97	87	Million gallons
Emissions	69	18	Million tons
Renewable energy certificates	29	32	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2022	December 31, 2021
Fair value of derivative contract liabilities (a)	$(2,658)	$(1,200)
Offsetting fair value under netting arrangements (b)	1,532	660
Cash collateral and letters of credit	377	95
Liquidity exposure	$(749)	$(445)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2022, total credit risk exposure to all counterparties related to derivative contracts totaled $8.229 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.100 billion at September 30, 2022, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure totaling $168 million. At September 30, 2022, the credit risk exposure to the banking and financial sector represented 82% of the total credit risk exposure and 24% of the net exposure.

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

Our Chief Executive Officer is our Chief Operating Decision Maker (CODM). Our CODM reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

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

The West segment represents results from the CAISO market, including our battery ESS projects at our Moss Landing and Oakland power plant sites (see Note 2).

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 of our 2021 Form 10-K. Our CODM uses more than one measure to assess segment performance, but primarily focuses on Adjusted EBITDA. While we believe this is a useful metric in evaluating operating performance, it is not a metric defined by U.S. GAAP and may not be comparable to non-GAAP metrics presented by other companies. Adjusted EBITDA is most comparable to consolidated net income (loss) prepared based on U.S. GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments.

Three months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (c)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2022	$3,258	$3,627	$1,126	$236	$280	$68	$1	$(3,450)	$5,146
September 30, 2021	2,160	843	508	90	(62)	(60)	—	(488)	2,991
Depreciation and amortization (b):
September 30, 2022	$(36)	$(135)	$(187)	$4	$(19)	$1	$(18)	$—	$(390)
September 30, 2021	(53)	(179)	(164)	(15)	(27)	(13)	(17)	—	(468)
Operating income (loss):
September 30, 2022	$(1,220)	$2,147	$(120)	$70	$36	$6	$(25)	$—	$894
September 30, 2021	782	(4)	(228)	(19)	(248)	(138)	(26)	—	119
Net income (loss) (c):
September 30, 2022	$(1,227)	$2,156	$(119)	$72	$36	$11	$(251)	$—	$678
September 30, 2021	779	4	(233)	(18)	(248)	(133)	(141)	—	10
Nine Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (c)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2022	$6,876	$1,909	$2,400	$387	$56	$296	$1	$(2,066)	$9,859
September 30, 2021	5,829	1,458	1,738	171	188	(79)	—	(542)	8,763
Depreciation and amortization (b):
September 30, 2022	$(109)	$(404)	$(545)	$(26)	$(56)	$(22)	$(52)	$—	$(1,214)
September 30, 2021	(160)	(462)	(553)	(30)	(78)	(21)	(51)	—	(1,355)
Operating income (loss):
September 30, 2022	$2,121	$(1,538)	$(908)	$33	$(582)	$(107)	$(98)	$—	$(1,079)
September 30, 2021	2,689	(3,726)	(321)	(71)	(492)	(398)	(82)	—	(2,401)
Net income (loss) (c):
September 30, 2022	$2,099	$(1,455)	$(910)	$36	$(583)	$(96)	$(53)	$—	$(962)
September 30, 2021	2,677	(3,651)	(332)	(62)	(488)	(373)	235	—	(1,994)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
September 30, 2022	$—	$320	$33	$74	$26	$—	$37	$—	$490
September 30, 2021	1	214	39	7	25	4	62	—	352
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three months ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
September 30, 2022	$225	$1,485	$(103)	$56	$49	$62	$—	$(1,428)	$346
September 30, 2021	(383)	(697)	(303)	(46)	(395)	(154)	—	1,117	$(861)
Nine Months ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
September 30, 2022	$(812)	$(2,139)	$(951)	$(23)	$(677)	$92	$—	$2,409	$(2,101)
September 30, 2021	(406)	(2,354)	(486)	(135)	(724)	(285)	—	3,244	$(1,146)
___________________
(1)Retail segment includes unrealized net gains of $217 million and unrealized net losses of $357 million for the three months ended September 30, 2022 and 2021, respectively, and unrealized net losses of $780 million and $357 million for the nine months ended September 30, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios in the third quarter of 2021 and second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term.

(2)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)See Note 1 for information related to an immaterial out-of-period adjustment recorded in the third quarter of 2021 to correct depreciation expense and accumulated depreciation related to prior periods. Substantially all of the understated depreciation expense for the years ended December 31, 2018, 2019 and 2020 relates to the Texas segment, and the overstated depreciation expense for the six month period ended June 30, 2021 relates entirely to the East segment.
(c)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

17.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the second quarter of 2021, we recognized an impairment loss of $38 million related to our Zimmer generation facility in Ohio as a result of a significant decrease in the estimated useful life of the facility, reflecting a decrease in the economic forecast of the facility and the inability to secure capacity revenues for the plant in the PJM capacity auction held in May 2021. The impairment is reported in our Asset Closure segment and includes write-downs of property, plant and equipment of $33 million and write-downs of inventory of $5 million.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest paid/accrued	$156	$124	$429	$354
Unrealized mark-to-market net gains on interest rate swaps	(90)	(13)	(261)	(92)
Amortization of debt issuance costs, discounts and premiums	7	9	20	23
Debt extinguishment (gain) loss	(1)	—	(1)	1
Capitalized interest	(8)	(4)	(22)	(22)
Other	7	8	21	24
Total interest expense and related charges	$71	$124	$186	$288

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 4.18% and 3.89% at September 30, 2022 and 2021.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income:
Insurance settlements (a)	$—	$9	$63	$74
Gain on settlement of rail transportation disputes (b)	—	—	—	15
Sale of land (b)	3	1	8	2
Interest income	2	—	4	—
All other	5	6	13	17
Total other income	$10	$16	$88	$108
Other deductions:
All other	5	5	18	13
Total other deductions	$5	$5	$18	$13
____________
(a)For the nine months ended September 30, 2022, $62 million reported in the Texas segment and $1 million reported in the Corporate and Other non-segment. For the three months ended September 30, 2021, $5 million reported in the Sunset segment and $4 million reported in the Texas segment. For the nine months ended September 30, 2021, $67 million reported in the Texas segment, $5 million reported in the Sunset Segment and $2 million reported in the Corporate and Other non-segment.

(b)Reported in the Asset Closure segment.

Restricted Cash

	September 30, 2022		December 31, 2021
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$23	$10	$21	$13
Total restricted cash	$23	$10	$21	$13

Trade Accounts Receivable

	September 30, 2022	December 31, 2021
Wholesale and retail trade accounts receivable	$1,945	$1,442
Allowance for uncollectible accounts	(91)	(45)
Trade accounts receivable — net	$1,854	$1,397

Gross trade accounts receivable at September 30, 2022 and December 31, 2021 included unbilled retail revenues of $587 million and $426 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2022	2021
Allowance for uncollectible accounts receivable at beginning of period	$45	$45
Increase for bad debt expense	136	86
Decrease for account write-offs	(90)	(72)
Allowance for uncollectible accounts receivable at end of period	$91	$59

Inventories by Major Category

	September 30, 2022	December 31, 2021
Materials and supplies	$272	$260
Fuel stock	258	314
Natural gas in storage	60	36
Total inventories	$590	$610

Investments

	September 30, 2022	December 31, 2021
Nuclear plant decommissioning trust	$1,547	$1,960
Assets related to employee benefit plans	40	42
Land	41	44
Miscellaneous other	9	3
Total investments	$1,637	$2,049

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

	September 30, 2022	December 31, 2021
Debt securities (a)	$592	$679
Equity securities (b)	955	1,281
Total	$1,547	$1,960
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate 2.71% and 2.54% at September 30, 2022 and December 31, 2021, respectively, and an average maturity of 11 years and 10 years at September 30, 2022 and December 31, 2021, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at September 30, 2022 mature as follows: $208 million in one to five years, $151 million in five to 10 years and $233 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales of securities	$94	$99	$428	$366
Investments in securities	$(101)	$(105)	$(446)	$(382)

Property, Plant and Equipment

	September 30, 2022	December 31, 2021
Power generation and structures	$16,734	$16,195
Land	587	608
Office and other equipment	191	183
Total	17,512	16,986
Less accumulated depreciation	(5,683)	(4,801)
Net of accumulated depreciation	11,829	12,185
Finance lease right-of-use assets (net of accumulated depreciation)	173	173
Nuclear fuel (net of accumulated amortization of $129 million and $125 million)	284	212
Construction work in progress	264	486
Property, plant and equipment — net	$12,550	$13,056

Depreciation expenses totaled $338 million and $398 million for three months ended September 30, 2022 and 2021, respectively, and $1.057 billion and $1.147 billion for nine months ended September 30, 2022 and 2021, respectively. See Note 1 for information related to an out-of-period adjustment due to an immaterial correction of prior periods.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. As of September 30, 2022 and December 31, 2021, asbestos removal liabilities totaled zero and $3 million, respectively. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets.

At September 30, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.674 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our condensed consolidated balance sheet of $127 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,635	$320	$495	$2,450	$1,585	$359	$492	$2,436
Additions:
Accretion	39	11	15	65	38	12	15	65
Adjustment for change in estimates	—	(11)	23	12	—	(16)	10	(6)
Reductions:
Payments	—	(54)	(12)	(66)	—	(48)	(11)	(59)
Liability at end of period	1,674	266	521	2,461	1,623	307	506	2,436
Less amounts due currently	—	(95)	(26)	(121)	—	(88)	(22)	(110)
Noncurrent liability at end of period	$1,674	$171	$495	$2,340	1,623	219	484	2,326

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2022	December 31, 2021
Retirement and other employee benefits	$268	$276
Winter Storm Uri impact (a)	169	261
Identifiable intangible liabilities (Note 5)	142	147
Regulatory liability (b)	—	325
Finance lease liabilities	238	235
Uncertain tax positions, including accrued interest	14	13
Liability for third-party remediation	16	17
Accrued severance costs	36	39
Other accrued expenses	234	176
Total other noncurrent liabilities and deferred credits	$1,117	$1,489
____________
(a)Includes the allocation of ERCOT default uplift charges and future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.

(b)As of September 30, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $127 million in other noncurrent assets. As of December 31, 2021, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $325 million in other noncurrent liabilities and deferred credits.

Fair Value of Debt

		September 30, 2022		December 31, 2021
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,526	$2,433	$2,549	$2,518
Vistra Operations Senior Notes	Level 2	9,373	8,629	7,880	8,193
Forward Capacity Agreements	Level 3	—	—	211	211
Equipment Financing Agreements	Level 3	86	81	85	85
Building Financing	Level 2	—	—	3	3
Other debt	Level 3	—	—	3	3

We determine fair value in accordance with accounting standards as discussed in Note 13. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$535	$1,325
Restricted cash included in current assets	23	21
Restricted cash included in noncurrent assets	10	13
Total cash, cash equivalents and restricted cash	$568	$1,359

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash payments related to:
Interest paid	$468	$425
Capitalized interest	(22)	(22)
Interest paid (net of capitalized interest)	$446	$403
Income taxes paid, net (a)	$19	$44
____________
(a)For the nine months ended September 30, 2022 and 2021, we paid state income taxes of $27 million and $46 million, respectively, and received state tax refunds of $8 million and $2 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company’s 2021 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Solar Generation and Energy Storage Projects — In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy contract in April 2022. In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation and the 260 MW battery ESS came online in the first nine months of 2022. We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

CO2 Reductions — In June 2022 and September 2022, we retired the Zimmer coal generation facility and the Joppa generation facilities, respectively. See Note 3 to the Financial Statements for a summary of our planned generation retirements.

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, implements substantial new and modified energy tax credits, including a nuclear production tax credit (PTC), a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% alternative minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. The corporate alternative minimum tax is not applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. The excise tax is not expected to have a material impact on our financial statements. We have taken the corporate alternative minimum tax and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability.

Comanche Peak Nuclear Plant License Renewal

In October 2022, we announced the submission of our application to the NRC for license renewal at our two-unit Comanche Peak Nuclear Plant. The current licenses for Units 1 and 2 extend into 2030 and 2033, respectively, and we are applying to renew the licenses into 2050 and 2053, respectively.

Moss Landing Outages

In September 2021, Moss Landing Phase I experienced an incident impacting a portion of the battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Restoration work on the facility was completed in June 2022. Moss Landing Phases II and III were not affected by this incident.

In February 2022, Moss Landing Phase II experienced an incident impacting a portion of the Battery ESS. A review found the root cause originated in systems separate from the battery system. The facility was offline as we performed the work necessary to return the facility to service. Restoration work on the facility was completed in September 2022. Moss Landing Phases I and III were not affected by this incident.

These incidents did not have a material impact on our results of operations.

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

The weather event resulted in a $2.9 billion negative impact on the Company's pre-tax earnings in the nine months ended September 30, 2021. The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021, after taking into account approximately $544 million in securitization proceeds Vistra received from ERCOT as further described below. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

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

In December 2021, we issued 1,000,000 shares of Series B Preferred Stock in a private offering (Series B Offering) under our Green Finance Framework. The net proceeds of the Series B Offering were approximately $985 million, after deducting underwriting commissions and offering expenses. We have used and will continue to use an amount equal to the net proceeds from the Series B Offering to pay for or reimburse existing and new eligible renewable and battery ESS developments in accordance with the Green Finance Framework.

See Note 12 to the Financial Statements for more information concerning the Series A Preferred Stock and the Series B Preferred Stock.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective in October 2021. The Share Repurchase Program superseded the $1.5 billion share repurchase program previously announced in September 2020 (2020 Share Repurchase Program). On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. We expect to complete repurchases under the current $3.25 billion Share Repurchase Program by the end of 2023.

In the nine months ended September 30, 2022, 63,459,123 shares of our common stock were repurchased under the Share Repurchase Program for approximately $1.493 billion at an average price of $23.52 per share of common stock (shares repurchased include 850,349 of unsettled shares repurchased for $18 million as of September 30, 2022). As of September 30, 2022, approximately $1.348 billion of the total authorized of $3.25 billion was available for additional repurchases under the Share Repurchase Program.

From October 1, 2022 through November 1, 2022, 7,076,619 of our common stock had been repurchased under the Share Repurchase Program for $156 million at an average price per share of common stock of $22.04, and at November 1, 2022, $1.192 billion of the total authorized of $3.25 billion was available for repurchase under the Share Repurchase Program.

Since the Share Repurchase Program became effective in October 2021, 89,866,107 shares of our common stock were repurchased for approximately $2.058 billion at an average price of $22.90 per share of common stock.

See Note 12 to the Financial Statements for more information concerning the Share Repurchase Program.

Macroeconomic Conditions

Global market demand, geopolitical events and high natural gas price volatility have resulted in increased market prices for energy, and we expect these conditions to persist, in particular in the near term. Due in large part to the Russia and Ukraine conflict as well as other factors, we have experienced substantial shifts in commodity prices, which in turn have (i) facilitated our comprehensive hedging strategy which we believe has positioned us to lock in significant revenues and Adjusted EBITDA opportunities in 2023 and beyond, (ii) led to significant mark-to-market impacts on forward commodity derivative instruments, and (iii) combined with our comprehensive hedging strategy, resulted in significant increases in our collateral posting obligations and required liquidity to support these net liabilities. Additionally, we continue to monitor domestic drivers of gas prices, including the pace of investment and buildout of liquefied natural gas (LNG) export capabilities, which have the potential to more closely align U.S. natural gas pricing with the further elevated international gas markets over the next couple of years. See also Financial Condition for further discussion of our collateral posting obligations and liquidity management activities.

We continue to monitor the impacts of energy volatility on the retail and associated default service markets as well. As electricity pricing has trended higher, we have observed increased customer migration to the default service provider in territories outside of Texas, where default service rates do not yet fully reflect the higher commodity pricing environment. Generators (including Vistra) with contracts to serve a percentage of the resultingly higher than planned default service load (previously awarded through the default service auction process) are likely to incur losses on these particular default service contracts, as the underlying cost to provide the incremental power may have subsequently risen above the contracted revenue rate. We anticipate these losses could have a negative impact on our East segment through the end of these default service contracts in mid-2023.

Accordingly, with forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of September 30, 2022, we have hedged approximately 70% of our expected generation volumes on average for the three-year period 2023 to 2025 (with approximately 90% hedged for 2023).

Changes to the geopolitical situation and the inflationary environment, among other factors, have also created supply chain constraints that have reduced the availability and increased the costs of certain fuels, such as coal, as well as reduced the availability of certain equipment and supply relevant to construction of renewables projects. For example, we are closely monitoring the status of the tentative agreement between labor unions and railroad companies, which remains subject to ratification by the labor unions. While any failure to ratify such agreement would not present immediate risk of service disruption, any future rail strike could require us to hold additional coal inventory, which could have significant financial costs and limit our ability to operate our coal-fueled power plants at expected levels. Further, we are proactively managing through increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects from 2022 to 2023 and beyond. In addition, our Vistra Zero operational and development projects are anticipated to benefit from the impact of the recently passed IRA. The inflationary environment has also led to and is expected to cause further increases in interest rates, resulting in increased refinancing or borrowing costs, including project financing for our development projects.

Additionally, we are closely monitoring developments of the Russia and Ukraine conflict including sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, as well as actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. Our 2022 refueling has not been affected by the Russia and Ukraine conflict. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel, and therefore, we expect to have enough nuclear fuel to support all our refueling needs for the next few years. We are taking affirmative action by including mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facility. If imports from Russia were restricted, U.S. merchant nuclear power generators could be challenged in their refueling operations in future years.

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

Vistra Operations Credit Agreement Amendments — In April 2022 and July 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) establish new classes of extended revolving credit commitments maturing in April 2027 in aggregate amounts of $2.8 billion and $725 million as of April 2022 and July 2022, respectively, (ii) require Vistra Operations to terminate at least $350 million in revolving commitments maturing April 29, 2027 by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors, and (iii) appoint certain additional revolving letter of credit issuers. See Note 10 to the Financial Statements for details of the Vistra Operations Credit Agreement amendments.

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

On October 5, 2022, Vistra initiated an amendment to the Commodity-Linked Facility to, among other things, (i) extend the maturity date to October 2023 and (ii) reduce the aggregate available commitments to $1.25 billion. On October 21, 2022, the Commodity-Linked Facility was further amended to increase the aggregate available commitments to $1.35 billion.

See Note 10 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at September 30, 2022 were as follows:

	2022	2023
Nuclear/Renewable/Coal Generation:
Texas	95%	92%
Sunset	93%	77%
Gas Generation:
Texas	90%	75%
East	99%	88%
West	90%	96%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2022.

	Balance 2022	2023
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$2	$10
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(2)	$(9)
Gas Generation: $1.00/MWh increase in spark spread	$1	$12
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(11)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(20)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$14
East:
Gas Generation: $1.00/MWh increase in spark spread	$—	$7
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(6)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(6)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$6
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$—
Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$1	$15
Coal Generation: $2.50/MWh decrease in power price	$(1)	$(14)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(8)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$8
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

RESULTS OF OPERATIONS

In the three and nine months ended September 30, 2022, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business. Notably, we hedged longer-dated revenues and fuel costs to reduce risk and lock in value as forward power and gas curves moved up materially, and we executed on our share repurchase strategy.

Consolidated Financial Results — Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2022	2021		2022	2021
Operating revenues	$5,146	$2,991	$2,155	$9,859	$8,763	$1,096
Fuel, purchased power costs and delivery fees	(3,139)	(1,763)	(1,376)	(7,580)	(7,827)	247
Operating costs	(400)	(372)	(28)	(1,250)	(1,173)	(77)
Depreciation and amortization	(390)	(468)	78	(1,214)	(1,355)	141
Selling, general and administrative expenses	(323)	(269)	(54)	(894)	(771)	(123)
Impairment of long-lived assets	—	—	—	—	(38)	38
Operating income (loss)	894	119	775	(1,079)	(2,401)	1,322
Other income	10	16	(6)	88	108	(20)
Other deductions	(5)	(5)	—	(18)	(13)	(5)
Interest expense and related charges	(71)	(124)	53	(186)	(288)	102
Impacts of Tax Receivable Agreement	86	35	51	(29)	31	(60)
Income (loss) before income taxes	914	41	873	(1,224)	(2,563)	1,339
Income tax (expense) benefit	(236)	(31)	(205)	262	569	(307)
Net income (loss)	$678	$10	$668	$(962)	$(1,994)	$1,032

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,258	$3,627	$1,126	$236	$280	$68	$(3,449)	$5,146
Fuel, purchased power costs and delivery fees	(4,161)	(1,119)	(983)	(155)	(144)	(27)	3,450	(3,139)
Operating costs	(43)	(193)	(58)	(10)	(71)	(25)	—	(400)
Depreciation and amortization	(36)	(135)	(187)	4	(19)	1	(18)	(390)
Selling, general and administrative expenses	(238)	(33)	(18)	(5)	(10)	(11)	(8)	(323)
Operating income (loss)	(1,220)	2,147	(120)	70	36	6	(25)	894
Other income	2	1	1	—	—	6	—	10
Other deductions	(5)	(1)	—	—	1	—	—	(5)
Interest expense and related charges	(4)	9	—	2	(1)	(1)	(76)	(71)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	86	86
Income (loss) before income taxes	(1,227)	2,156	(119)	72	36	11	(15)	914
Income tax expense	—	—	—	—	—	—	(236)	(236)
Net income (loss)	$(1,227)	$2,156	$(119)	$72	$36	$11	$(251)	$678

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,160	$843	$508	$90	$(62)	$(60)	$(488)	$2,991
Fuel, purchased power costs and delivery fees	(1,095)	(482)	(496)	(78)	(86)	(14)	488	(1,763)
Operating costs	(38)	(163)	(57)	(9)	(65)	(40)	—	(372)
Depreciation and amortization	(53)	(179)	(164)	(15)	(27)	(13)	(17)	(468)
Selling, general and administrative expenses	(192)	(23)	(19)	(7)	(8)	(11)	(9)	(269)
Operating income (loss)	782	(4)	(228)	(19)	(248)	(138)	(26)	119
Other income	1	7	—	—	2	6	—	16
Other deductions	—	(2)	—	—	(1)	—	(2)	(5)
Interest expense and related charges	(2)	3	(5)	1	(1)	(1)	(119)	(124)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	35	35
Income (loss) before income taxes	781	4	(233)	(18)	(248)	(133)	(112)	41
Income tax expense	(2)	—	—	—	—	—	(29)	(31)
Net income (loss)	$779	$4	$(233)	$(18)	$(248)	$(133)	$(141)	$10

Consolidated operating income increased $775 million to $894 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change in results was primarily driven by $320 million in pre-tax unrealized mark-to-market gains on commodity hedging transactions in 2022 compared to $589 million in pre-tax unrealized mark-to-market losses on commodity hedging transactions in 2021, which was driven by a decrease in forward power and natural gas price curves during the three months ended September 30, 2022 compared to an increase in forward power and natural gas price curves during the three months ended September 30, 2021. Included within these unrealized mark-to-market changes are pre-tax net unrealized gains of $217 million and pre-tax net unrealized losses of $357 million in the three months ended September 30, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term.

Depreciation expense for the three months ended September 30, 2021 includes an immaterial out-of-period adjustment to correct for the net understatement of depreciation expense related to prior periods. See Note 1 to the Financial Statements.

Interest expense and related charges decreased $53 million to $71 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $90 million in 2022 compared to $13 million in 2021. The change in unrealized results is driven by an increase in interest rates during the three months ended September 30, 2022. This favorable variance is partially offset by an increase in interest paid/accrued of $32 million driven by higher average borrowings during the three months ended September 30, 2022. See Note 17 to the Financial Statements.

For the three months ended September 30, 2022 and 2021, the Impacts of the Tax Receivable Agreement totaled income of $86 million and $35 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement obligation.

For the three months ended September 30, 2022, income tax expense totaled $236 million and the effective tax rate was 25.8%. For the three months ended September 30, 2021, income tax expense totaled $31 million and the effective tax rate was 75.6%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$6,876	$1,909	$2,400	$387	$56	$296	$(2,065)	$9,859
Fuel, purchased power costs and delivery fees	(3,913)	(2,342)	(2,524)	(279)	(340)	(248)	2,066	(7,580)
Operating costs	(111)	(602)	(189)	(32)	(213)	(103)	—	(1,250)
Depreciation and amortization	(109)	(404)	(545)	(26)	(56)	(22)	(52)	(1,214)
Selling, general and administrative expenses	(622)	(99)	(50)	(17)	(29)	(30)	(47)	(894)
Operating income (loss)	2,121	(1,538)	(908)	33	(582)	(107)	(98)	(1,079)
Other income	2	65	1	—	—	14	6	88
Other deductions	(16)	(2)	—	—	1	(1)	—	(18)
Interest expense and related charges	(8)	20	(3)	3	(2)	(2)	(194)	(186)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(29)	(29)
Income (loss) before income taxes	2,099	(1,455)	(910)	36	(583)	(96)	(315)	(1,224)
Income tax benefit	—	—	—	—	—	—	262	262
Net income (loss)	$2,099	$(1,455)	$(910)	$36	$(583)	$(96)	$(53)	$(962)

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$5,829	$1,458	$1,738	$171	$188	$(79)	$(542)	$8,763
Fuel, purchased power costs and delivery fees	(2,345)	(4,133)	(1,269)	(164)	(384)	(74)	542	(7,827)
Operating costs	(96)	(527)	(181)	(26)	(194)	(148)	(1)	(1,173)
Depreciation and amortization	(160)	(462)	(553)	(30)	(78)	(21)	(51)	(1,355)
Selling, general and administrative expenses	(539)	(62)	(56)	(22)	(24)	(38)	(30)	(771)
Impairment of long-lived assets	—	—	—	—	—	(38)	—	(38)
Operating income (loss)	2,689	(3,726)	(321)	(71)	(492)	(398)	(82)	(2,401)
Other income	1	72	—	—	5	26	4	108
Other deductions	(4)	(7)	—	—	—	—	(2)	(13)
Interest expense and related charges	(7)	10	(11)	9	(1)	(1)	(287)	(288)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	31	31
Income (loss) before income taxes	2,679	(3,651)	(332)	(62)	(488)	(373)	(336)	(2,563)
Income tax (expense) benefit	(2)	—	—	—	—	—	571	569
Net income (loss)	$2,677	$(3,651)	$(332)	$(62)	$(488)	$(373)	$235	$(1,994)

Operating loss decreased $1.322 billion to $1.079 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change in results is driven by the $2.9 billion realized loss associated with Winter Storm Uri in the first quarter of 2021. Partially offsetting the 2021 Winter Storm Uri impact, results for the nine months ended September 30, 2022 were unfavorably impacted by a $1.256 billion increase in pre-tax unrealized mark-to-market losses on derivative positions. Power and natural gas forward market curves moved up during the nine months ended September 30, 2022 driving the pre-tax unrealized mark-to-market losses on commodity hedging transactions. Included within these unrealized mark-to-market changes are pre-tax net unrealized losses of $780 million and $357 million recorded in the nine months ended September 30, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term. We believe the overall increase in forward power and natural gas prices during 2022 has positioned us to significantly benefit operating results in 2023 and beyond.

Depreciation expense for the nine months ended September 30, 2021 includes an immaterial out-of-period adjustment to correct for the net understatement of depreciation expense related to prior periods. See Note 1 to the Financial Statements.

Interest expense and related charges decreased $102 million to $186 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $261 million in 2022 compared to $92 million in 2021 which is due to a more significant rise in interest rates in the nine months ended September 30, 2022, partially offset by an increase in interest paid/accrued of $75 million driven by higher average borrowings in 2022. See Note 17 to the Financial Statements.

For the nine months ended September 30, 2022 and 2021, the Impacts of the Tax Receivable Agreement totaled expense of $29 million and income of $31 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the Tax Receivable Agreement obligation.

For the nine months ended September 30, 2022, income tax benefit totaled $262 million and the effective tax rate was 21.4%. For the nine months ended September 30, 2021, income tax benefit totaled $569 million, and the effective tax rate was 22.2%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2022	2021		2022	2021
Net income (loss)	$678	$10	$668	$(962)	$(1,994)	$1,032
Income tax expense (benefit)	236	31	205	(262)	(569)	307
Interest expense and related charges (a)	71	124	(53)	186	288	(102)
Depreciation and amortization (b)	413	489	(76)	1,277	1,416	(139)
EBITDA before Adjustments	1,398	654	744	239	(859)	1,098
Unrealized net (gain) loss resulting from commodity hedging transactions (c)	(320)	589	(909)	2,027	771	1,256
Generation plant retirement expenses	—	5	(5)	4	19	(15)
Fresh start/purchase accounting impacts	—	(17)	17	—	(96)	96
Impacts of Tax Receivable Agreement	(86)	(35)	(51)	29	(31)	60
Non-cash compensation expenses	14	11	3	48	40	8
Transition and merger expenses	(2)	(2)	—	18	(17)	35
Impairment of long-lived assets	—	2	(2)	—	40	(40)
Winter Storm Uri impact (d)	(31)	(33)	2	(147)	866	(1,013)
Other, net	8	(1)	9	40	11	29
Adjusted EBITDA	$981	$1,173	$(192)	$2,258	$744	$1,514
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $90 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and unrealized mark-to-market net gains on interest rate swaps of $261 million and $92 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $23 million and $21 million for the three months ended September 30, 2022 and 2021, respectively, and $63 million and $61 million for the nine months ended September 30, 2022 and 2021, respectively.
(c)Net pre-tax unrealized mark-to-market gains on commodity and hedging transactions were driven by a decrease in power and natural gas price curves during the three months ended September 30, 2022. Net pre-tax unrealized mark-to-market losses on commodity and hedging transactions were driven by the increase in power and natural gas forward market curves during the nine months ended September 30, 2022. Additionally, we recorded pre-tax net unrealized gains of $217 million and pre-tax net unrealized losses of $357 million in the three months ended September 30, 2022 and 2021, respectively, and net unrealized losses of $780 million and $357 million in the nine months ended September 30, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term.
(d)For the nine months ended September 30, 2021, includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols, accrual of Koch earn-out amounts that we paid in the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and will reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance. Accordingly, for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, includes reductions to Adjusted EBITDA attributable to bill credit applications of $32 million, $98 million and $33 million, respectively. Also includes a reduction to Adjusted EBITDA related to a reduction in the allocation of ERCOT default uplift charges of zero and $56 million for the three and nine months ended September 30, 2022, respectively, attributable to ERCOT receiving payments that reduced the market wide default balance.

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$(1,227)	$2,156	$(119)	$72	$36	$11	$(251)	$678
Income tax expense	—	—	—	—	—	—	236	236
Interest expense and related charges (a)	4	(9)	—	(2)	1	1	76	71
Depreciation and amortization (b)	36	158	187	(4)	19	(1)	18	413
EBITDA before Adjustments	(1,187)	2,305	68	66	56	11	79	1,398
Unrealized net (gain) loss resulting from hedging transactions	1,203	(1,436)	68	(22)	(74)	(59)	—	(320)
Generation plant retirement expenses	—	—	—	—	1	(1)	—	—
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(86)	(86)
Non-cash compensation expenses	—	—	—	—	—	—	14	14
Transition and merger expenses	(2)	—	—	—	—	—	—	(2)
Winter Storm Uri impacts (c)	(32)	1	—	—	—	—	—	(31)
Other, net	16	3	2	1	9	(8)	(15)	8
Adjusted EBITDA	$(2)	$873	$138	$45	$(8)	$(57)	$(8)	$981

____________
(a)Includes $90 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $23 million in Texas segment.
(c)Includes the application of future bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri.

	Three Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$779	$4	$(233)	$(18)	$(248)	$(133)	$(141)	$10
Income tax expense	2	—				—	29	31
Interest expense and related charges (a)	2	(3)	5	(1)	1	1	119	124
Depreciation and amortization (b)	53	200	164	15	27	13	17	489
EBITDA before Adjustments	836	201	(64)	(4)	(220)	(119)	24	654
Unrealized net (gain) loss resulting from hedging transactions	(739)	654	254	39	279	102	—	589
Generation plant retirement expenses	—	—	—	—	—	4	1	5
Fresh start/purchase accounting impacts	(2)	(2)	—	—	(5)	(8)	—	(17)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(35)	(35)
Non-cash compensation expenses	—	—	—	—	—	—	11	11
Transition and merger expenses	(4)	—	—	—	—	—	2	(2)
Impairment of long-lived assets	—	2	—	—	—	—	—	2
Winter Storm Uri impacts (c)	(31)	(2)	—	—	—	—	—	(33)
Other, net	5	5	3	1	(2)	1	(14)	(1)
Adjusted EBITDA	$65	$858	$193	$36	$52	$(20)	$(11)	$1,173
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

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,099	$(1,455)	$(910)	$36	$(583)	$(96)	$(53)	$(962)
Income tax benefit	—	—	—	—	—	—	(262)	(262)
Interest expense and related charges (a)	8	(20)	3	(3)	2	2	194	186
Depreciation and amortization (b)	109	467	545	26	56	22	52	1,277
EBITDA before Adjustments	2,216	(1,008)	(362)	59	(525)	(72)	(69)	239
Unrealized net (gain) loss resulting from hedging transactions	(1,602)	2,260	805	49	532	(17)	—	2,027
Generation plant retirement expenses	—	—	—	—	6	(2)	—	4
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	29	29
Non-cash compensation expenses	—	—	—	—	—	—	48	48
Transition and merger expenses	7	—	1	—	—	—	10	18
Winter Storm Uri impacts (c)	(95)	(52)	—	—	—	—	—	(147)
Other, net	38	21	6	2	12	5	(44)	40
Adjusted EBITDA	$564	$1,221	$450	$110	$25	$(86)	$(26)	$2,258
____________
(a)Includes $261 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $63 million in Texas segment.
(c)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which are expected to be paid over several decades under current protocols. We estimate bill credit amounts to be applied in future periods are for the remainder of 2022 (approximately $35 million), 2023 (approximately $52 million), 2024 (approximately $41 million) and 2025 (approximately $1 million).

	Nine Months Ended September 30, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,677	$(3,651)	$(332)	$(62)	$(488)	$(373)	$235	$(1,994)
Income tax expense (benefit)	2	—	—	—	—	—	(571)	(569)
Interest expense and related charges (a)	7	(10)	11	(9)	1	1	287	288
Depreciation and amortization (b)	160	523	553	30	78	21	51	1,416
EBITDA before Adjustments	2,846	(3,138)	232	(41)	(409)	(351)	2	(859)
Unrealized net (gain) loss resulting from hedging transactions	(2,840)	2,269	407	120	593	222	—	771
Generation plant retirement expenses	—	—	—	—	—	19	—	19
Fresh start/purchase accounting impacts	1	(3)	(74)	—	(7)	(13)	—	(96)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(31)	(31)
Non-cash compensation expenses	—	—	—	—	—	—	40	40
Transition and merger expenses	(2)	—	—	—	—	(15)	—	(17)
Impairment of long-lived assets	—	2	—	—	—	38	—	40
Winter Storm Uri impacts (c)	354	511	—	—	1	—	—	866
Other, net	17	9	8	2	1	4	(30)	11
Adjusted EBITDA	$376	$(350)	$573	$81	$179	$(96)	$(19)	$744
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

Retail Segment — Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2022	2021		2022	2021
Operating revenues:
Revenues in ERCOT	$2,422	$1,917	$505	$5,887	$4,521	$1,366
Revenues in Northeast/Midwest	609	624	(15)	1,800	1,715	85
Amortization expense	2	2	—	1	(1)	2
Unrealized net gains (losses) on hedging activities (a)	225	(383)	608	(812)	(406)	(406)
Total operating revenues	3,258	2,160	1,098	6,876	5,829	1,047
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(2,020)	(1,607)	(413)	(4,473)	(3,784)	(689)
Unrealized net gains (losses) on hedging activities with affiliates (b)	(1,428)	1,117	(2,545)	2,409	3,244	(835)
Unrealized net gains on hedging activities	—	5	(5)	5	2	3
Delivery fees	(684)	(595)	(89)	(1,758)	(1,472)	(286)
Other costs (c)	(29)	(15)	(14)	(96)	(335)	239
Total fuel, purchased power costs and delivery fees	(4,161)	(1,095)	(3,066)	(3,913)	(2,345)	(1,568)
Net income (loss)	$(1,227)	$779	$(2,006)	$2,099	$2,677	$(578)
Adjusted EBITDA	$(2)	$65	$(67)	$564	$376	$188

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	19,720	17,732	1,988	50,756	44,215	6,541
Sales volumes in Northeast/Midwest	8,729	10,034	(1,305)	26,161	27,558	(1,397)
Total retail electricity sales volumes	28,449	27,766	683	76,917	71,773	5,144
Weather (North Texas average) - percent of normal (d):
Cooling degree days	108.1%	93.2%		112.1%	89.6%
Heating degree days	—%	—%		111.8%	118.1%
____________
(a)Includes pre-tax unrealized net gains of $217 million and net unrealized losses of $357 million for the three months ended September 30, 2022 and 2021, respectively, and pre-tax net unrealized losses of $780 million and $357 million for the nine months ended September 30, 2022 and 2021, respectively, recognized due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term.
(b)Includes unrealized net gains/(losses) from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(c)For the nine months ended September 30, 2021, includes $162 million of future bill credits to large commercial and industrial customers.
(d)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

The following table presents changes in net income and Adjusted EBITDA for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2022 Compared to 2021	Nine Months Ended September 30, 2022 Compared to 2021
Winter Storm Uri, including bill credits	$(45)	$453
Timing of commodity costs, including self-help gains in 2021, intra-year seasonality and backwardation on multi-year customer contracts	(9)	(232)
Higher margins reflecting ERCOT performance and favorable weather in 2022	37	46
Other primarily driven by higher bad debt expense due to higher revenues in 2022	(50)	(79)
Change in Adjusted EBITDA	$(67)	$188
Unfavorable impact of unrealized net gains on hedging activities	(1,942)	(1,238)
Future bill credits and other costs related to Winter Storm Uri	1	449
Decrease in depreciation and amortization expenses	17	51
Change in transition and merger and other expenses	(15)	(28)
Change in net income	$(2,006)	$(578)

Generation — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$700	$462	$757	$411	$178	$134	$112	$183
Capacity revenue from ISO/RTO	—	—	14	(13)	—	1	—	39
Sales to affiliates	1,442	1,078	458	413	2	1	120	113
Rolloff of unrealized net gains (losses) representing positions settled in the current period	253	(17)	57	(56)	54	55	174	45
Unrealized net gains (losses) on hedging activities	19	(153)	(240)	225	1	(101)	(259)	(322)
Unrealized net gains (losses) on hedging activities with affiliates	1,213	(527)	80	(472)	1	—	134	(118)
Other revenues	—	—	—	—	—	—	(1)	(2)
Operating revenues	3,627	843	1,126	508	236	90	280	(62)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(975)	(458)	(1,006)	(536)	(120)	(84)	(168)	(199)
Fuel for generation facilities and purchased power costs from affiliates	(3)	1	1	1	—	—	1	(1)
Unrealized gains (losses) from hedging activities	(52)	43	36	49	(34)	7	27	116
Unrealized gains (losses) on hedging activities with affiliates	3	—	(1)	—	—	—	(2)	—
Ancillary and other costs	(92)	(68)	(13)	(10)	(1)	(1)	(2)	(2)
Fuel, purchased power costs and delivery fees	(1,119)	(482)	(983)	(496)	(155)	(78)	(144)	(86)
Net income (loss)	$2,156	$4	$(119)	$(233)	$72	$(18)	$36	$(248)
Adjusted EBITDA	$873	$858	$138	$193	$45	$36	$(8)	$52
Production volumes (GWh):
Natural gas facilities	12,654	9,597	15,118	14,760	1,460	1,635
Lignite and coal facilities	6,643	7,969					6,351	8,153
Nuclear facilities	5,009	5,254
Solar facilities	250	135
Capacity factors:
CCGT facilities	69.6%	52.7%	62.6%	60.7%	65.0%	72.6%
Lignite and coal facilities	78.1%	93.7%					55.7%	71.5%
Nuclear facilities	98.6%	103.5%
Weather - percent of normal (a):
Cooling degree days	105.2%	92.4%	111.2%	101.3%	112.9%	94.5%	107.7%	109.6%
Heating degree days	—%	—%	119.6%	37.2%	—%	—%	111.3%	47.7%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$100.54	$38.64	PJM West Hub	$111.21	$51.37
			AEP Dayton Hub	$106.07	$50.29
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$7.96	$4.27	NYISO Zone C	$87.63	$43.95
			Massachusetts Hub	$99.52	$52.69
Average natural gas price (a):			Indiana Hub	$109.24	$51.59
TetcoM3 ($/MMBtu)	$7.10	$3.75	Northern Illinois Hub	$100.59	$48.19
Algonquin Citygates ($/MMBtu)	$7.57	$3.86	CAISO NP15	$109.24	$71.25
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

	Three Months Ended September 30, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$61	$(56)	$8	$(48)
Winter Storm Uri impact	3	—	(1)	—
Favorable/(unfavorable) change in other operating costs	(32)	(1)	2	(8)
Favorable/(unfavorable) change in selling, general and administrative expenses	(18)	2	—	(5)
Other	1	—	—	1
Change in Adjusted EBITDA	$15	$(55)	$9	$(60)
Favorable/(unfavorable) change in depreciation and amortization	42	(23)	19	8
Change in unrealized net gains/(losses) on hedging activities	2,090	186	61	353
Impairment of long-lived assets	2	—	—	—
Generation plant retirement, transition and merger expenses	—	—	—	(1)
Fresh start/purchase accounting impacts	(2)	—	—	(5)
Winter Storm Uri impact (ERCOT default uplift and Koch earn-out)	(3)	—	—	—
Other (including interest and COVID-19 related expenses)	8	6	1	(11)
Change in Net income (loss)	$2,152	$114	$90	$284

The change in Texas segment results was primarily driven by unrealized hedging gains in the three months ended September 30, 2022 compared to unrealized hedging losses in the three months ended September 30, 2021 due to decreases in forward power prices in the three months ended September 30, 2022 compared to increases in forward power prices in the three months ended September 30, 2021. Additionally, revenue net of fuel is higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to strong generation fleet performance during periods of higher pricing.

The change in East segment results was primarily driven by lower unrealized hedging losses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to decreases in forward power prices in the three months ended September 30, 2022 compared to increases in forward power prices in the three months ended September 30, 2021. Additionally, revenue net of fuel is lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices and lower capacity revenue.

The change in West segment results was primarily driven by unrealized hedging gains in the three months ended September 30, 2022 compared to unrealized hedging losses in the three months ended September 30, 2021 due to decreases in forward power prices in the three months ended September 30, 2022 compared to increases in forward power prices in the three months ended September 30, 2021.

The change in Sunset segment results was driven by an unfavorable change in revenue net of fuel due primarily to lower generation volumes from coal plants due to industry-wide fuel delivery challenges in the three months ended September 30, 2022.

Generation — Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$1,302	$1,502	$1,975	$986	$405	$302	$323	$530
Capacity revenue from ISO/RTO	—	—	4	(14)	—	1	63	99
Sales to affiliates	2,746	2,310	1,371	1,178	5	3	353	293
Rolloff of unrealized net gains (losses) representing positions settled in the current period	441	(170)	(12)	(24)	52	44	260	20
Unrealized net gains (losses) on hedging activities	(865)	(31)	(359)	357	(79)	(179)	(819)	(472)
Unrealized net gains (losses) on hedging activities with affiliates	(1,715)	(2,153)	(580)	(819)	4	—	(118)	(272)
Other revenues	—	—	1	74	—	—	(6)	(10)
Operating revenues	1,909	1,458	2,400	1,738	387	171	56	188
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(1,967)	(2,439)	(2,644)	(1,321)	(249)	(176)	(480)	(508)
Fuel for generation facilities and purchased power costs from affiliates	(6)	(1)	2	—	—	—	2	(1)
Unrealized (gains) losses from hedging activities	(119)	85	146	79	(26)	15	143	131
Unrealized (gains) losses from hedging activities with affiliates	(2)	—	—	—	—	—	2	—
Ancillary and other costs	(248)	(1,778)	(28)	(27)	(4)	(3)	(7)	(6)
Fuel, purchased power costs and delivery fees	(2,342)	(4,133)	(2,524)	(1,269)	(279)	(164)	(340)	(384)
Net income (loss)	$(1,455)	$(3,651)	$(910)	$(332)	$36	$(62)	$(583)	$(488)
Adjusted EBITDA	$1,221	$(350)	$450	$573	$110	$81	$25	$179
Production volumes (GWh):
Natural gas facilities	26,304	23,142	40,872	40,781	3,525	3,998
Lignite and coal facilities	18,376	19,441					18,219	21,730
Nuclear facilities	14,369	15,343
Solar facilities	679	357
Capacity factors:
CCGT facilities	49.3%	43.1%	57.4%	56.7%	52.3%	59.8%
Lignite and coal facilities	72.9%	77.1%					53.9%	64.2%
Nuclear facilities	95.4%	101.8%
Weather - percent of normal (a):
Cooling degree days	110.4%	89.8%	108.2%	107.2%	111.4%	95.5%	113.9%	112.1%
Heating degree days	129.4%	122.9%	98.9%	95.3%	95.4%	108.2%	101.6%	94.4%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$67.08	$186.71	PJM West Hub	$87.53	$39.95
			AEP Dayton Hub	$83.66	$40.15
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$6.66	$3.52	NYISO Zone C	$70.09	$31.94
			Massachusetts Hub	$95.91	$46.96
Average natural gas price (a):			Indiana Hub	$86.77	$43.99
TetcoM3 ($/MMBtu)	$6.87	$3.11	Northern Illinois Hub	$76.68	$37.77
Algonquin Citygates ($/MMBtu)	$9.46	$3.93	CAISO NP15	$75.19	$52.96
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$141	$(72)	$31	$(106)
Winter Storm Uri impact	1,551	(50)	—	(17)
Unfavorable change in other operating costs	(85)	(8)	(7)	(34)
Favorable/(unfavorable) change in selling, general and administrative expenses	(34)	7	5	(11)
Other	(2)	—	—	14
Change in Adjusted EBITDA	$1,571	$(123)	$29	$(154)
Favorable change in depreciation and amortization	56	8	4	22
Change in unrealized net gains/(losses) on hedging activities	9	(398)	71	61
Impairment of long-lived assets	2	—	—	—
Generation plant retirement expenses	—	—	—	(6)
Fresh start/purchase accounting impacts	(3)	(74)	—	(7)
Winter Storm Uri impact (ERCOT default uplift and Koch earn-out)	563	—	—	1
Other (including interest and COVID-19 related expenses)	(2)	9	(6)	(12)
Change in Net income (loss)	$2,196	$(578)	$98	$(95)

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts in 2021. The increases in revenue net of fuel and operating costs are due to strong generation fleet performance during periods of higher pricing and inflationary pressures, respectively, in the nine months ended September 30, 2022.

The change in East segment results was primarily driven by higher unrealized hedging losses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increases in forward power prices and favorable Winter Storm Uri impacts recognized in the nine months ended September 30, 2021. Additionally, revenue net of fuel is lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due primarily to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices and lower capacity revenue.

The change in West segment results was driven by lower unrealized losses in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as forward power prices increased more in the nine months ended September 30, 2021. Additionally, revenues net of fuel are higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflecting higher realized margins from our battery ESS projects (see Note 2 to the Financial Statements).

The change in Sunset segment results was driven by an unfavorable change in revenue net of fuel due primarily to lower generation volumes from coal plants due to industry-wide fuel delivery challenges in the nine months ended September 30, 2022.

Asset Closure Segment — Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2022	2021		2022	2021
Operating revenues	$68	$(60)	$128	$296	$(79)	$375
Fuel, purchased power costs and delivery fees	(27)	(14)	(13)	(248)	(74)	(174)
Operating costs	$(25)	$(40)	$15	$(103)	$(148)	$45
Depreciation and amortization	1	(13)	14	(22)	(21)	(1)
Selling, general and administrative expenses	(11)	(11)	—	(30)	(38)	8
Impairment of long-lived assets	—	—	—	—	(38)	38
Operating income (loss)	6	(138)	144	(107)	(398)	291
Other income	6	6	—	14	26	(12)
Other deductions	—	—	—	(1)	—	(1)
Interest expense and related charges	(1)	(1)	—	(2)	(1)	(1)
Income (loss) before income taxes	11	(133)	144	(96)	(373)	277
Net income (loss)	$11	$(133)	$144	$(96)	$(373)	$277
Adjusted EBITDA	$(57)	$(20)	$(37)	$(86)	$(96)	$10
Production volumes (GWh)	811	3,301	(2,490)	6,670	6,852	(182)

Results and volumes for the Asset Closure segment include those from the Zimmer and Joppa generation plants that we retired in May 2022 and September 2022, respectively. Operating costs for the three and nine months ended September 30, 2022 and 2021 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The change in Asset Closure segment results for both the three and nine months ended September 30, 2022 is primarily due to severance and impairment expense recorded in the three months ended September 30, 2021, in connection with plant closure announcements (see Note 3 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2022 and 2021. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $2.027 billion and $771 million in unrealized net losses, respectively, for the nine months ended September 30, 2022 and 2021, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2022	2021
Commodity contract net liability at beginning of period	$(866)	$(75)
Settlements/termination of positions (a)	1,166	(202)
Changes in fair value of positions in the portfolio (b)	(3,193)	(569)
Other activity (c)	79	(116)
Commodity contract net liability at end of period	$(2,814)	$(962)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at September 30, 2022, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at September 30, 2022
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(882)	$(643)	$(1)	$—	$(1,526)
Prices provided by other external sources	(147)	(114)	4	—	(257)
Prices based on models	(377)	(509)	(104)	(41)	(1,031)
Total	$(1,406)	$(1,266)	$(101)	$(41)	$(2,814)

FINANCIAL CONDITION

Operating Cash Flows

Cash provided by operating activities totaled $92 million for the nine months ended September 30, 2022 compared to cash used in operating activities of $493 million for the nine months ended September 30, 2021. The favorable change of $585 million was primarily driven by lower cash from operations in 2021 due to Winter Storm Uri impacts and $544 million of securitization proceeds from ERCOT in 2022 (see Note 1 to the Financial Statements), partially offset by margin deposits of $1.805 billion in 2022 as compared to $767 million in 2021 related to commodity contracts which support our comprehensive hedging strategy.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $361 million and $196 million for the nine months ended September 30, 2022 and 2021, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $886 million and $843 million for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures totaled $909 million and $790 million for the nine months ended September 30, 2022 and 2021, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2022	2021
Capital expenditures, including LTSA prepayments	$471	$437
Nuclear fuel purchases	$173	$30
Growth and development expenditures	$265	$323
Capital expenditures	$909	$790

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 also reflected net sales of environmental allowances of $15 million and net purchases of environmental allowances of $145 million, respectively. In the nine months ended September 30, 2022 and 2021, we received insurance proceeds for reimbursement of capital expenditures of $15 million and $74 million, respectively.

Financing Cash Flows

Cash provided by financing activities totaled $3 million and $1.279 billion for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily driven by:

•the issuance of $1.250 billion principal amount of Vistra Operations senior unsecured notes in May 2021;
•$1.590 billion in cash paid for share repurchases in 2022, including $114 million of unsettled share repurchases accrued as of December 31, 2021 and excluding $18 million of unsettled share repurchases accrued as of September 30, 2022, compared to $175 million in cash paid in 2021;
•$500 million in cash received from the sale of a portion of the PJM capacity that cleared for Planning Years 2021-2022 in 2021; and
•dividends of $76 million paid to preferred stockholders in 2022.

These decreases in cash provided by financing activities are partially offset by:

•the issuance of $1.5 billion principal amount of Vistra Operations senior secured notes in May 2022; and
•net borrowings of $625 million under the accounts receivable financing facilities in 2022 compared to net borrowings of $175 million in 2021.

Debt Activity

The maturities of our long-term debt are relatively modest until 2024. See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2022:

	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$535	$1,325	$(790)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,202	1,254	(52)
Vistra Operations — Commodity-Linked Facility (a)	1,701	—	1,701
Total available liquidity (b)	$3,438	$2,579	$859
____________
(a)As of September 30, 2022, available capacity reflects the borrowing base which is lower than the aggregate commitments of $2.25 billion. The Commodity-Linked Facility was amended in October 2022, decreasing the aggregate commitments to $1.35 billion and extending the term to October 2023.
(b)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $859 million increase in available liquidity for the nine months ended September 30, 2022 was primarily driven by $1.5 billion principal amount of Vistra Operations senior secured notes issued, $1.701 billion in available capacity under the Commodity-Linked Facility under the aggregate commitments in effect as of September 30, 2022, $1.0 billion in additional aggregate commitments under the Revolving Credit Facility resulting from the Credit Agreement Amendments and $625 million in net cash borrowings under the accounts receivable financing facilities, partially offset by $1.590 billion in cash paid for share repurchases, $909 million of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), a $1.052 billion increase in letters of credit outstanding under the Revolving Credit Facility, $227 million in dividends paid to common stockholders and $76 million in dividends paid to preferred stockholders.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Higher commodity market prices combined with our comprehensive hedging strategy have resulted in significantly increased collateral posting obligations during the first nine months of 2022. The majority of this collateral relates to hedges in place through 2023 and is expected to be returned as we satisfy our obligations under those contracts. As of November 1, 2022, Vistra had approximately $4.08 billion of cash and availability under its credit facilities to meet its liquidity needs. The Company believes it has additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital, or reducing capital expenditures, planned voluntary debt repayments or operating costs.

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

At September 30, 2022, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$3.066 billion in cash has been posted with counterparties as compared to $1.263 billion posted at December 31, 2021;
•$37 million in cash has been received from counterparties as compared to $39 million received at December 31, 2021;
•$2.635 billion in letters of credit have been posted with counterparties as compared to $1.558 billion posted at December 31, 2021; and
•$88 million in letters of credit have been received from counterparties as compared to $35 million received at December 31, 2021.

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

For the nine months ended September 30, 2022, there were no federal income tax payments, $27 million in state income tax payments, $8 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement includes a covenant, solely with respect to the Revolving Credit Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not exceed 4.25 to 1.00 (or, during a collateral suspension period, a total net leverage ratio not to exceed 5.50 million to 1.00). As of September 30, 2022, we were in compliance with this financial covenant.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2022, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $512 million in the form of letters of credit, $30 million in the form of a surety bond and $16 million of cash at September 30, 2022 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.522 billion at September 30, 2022.

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

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Month-end average VaR	$540	$424
Month-end high VaR	$686	$684
Month-end low VaR	$368	$222

The month-end high VaR risk measure in 2022 is currently consistent with the prior year.

Interest Rate Risk

At September 30, 2022, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.364 billion at September 30, 2022.

At September 30, 2022, Retail segment credit exposure totaled approximately $1.270 billion, including $1.257 billion of trade accounts receivable and $13 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $68 million, resulting in a net exposure of approximately $1.202 billion. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At September 30, 2022, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $1.094 billion including $835 million related to derivative assets and $259 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $1.007 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at September 30, 2022. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$496	$25	$471
Below investment grade or no rating	598	62	536
Totals	$1,094	$87	$1,007

Significant (i.e., 10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $418 million, or 42%, of our total net exposure at September 30, 2022. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at September 30, 2022. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2022	4,210,102	$22.88	4,210,102	$408
August 1 - August 31, 2022	6,646,358	$25.26	6,646,358	$1,491
September 1 - September 30, 2022	5,941,503	$23.97	5,941,503	$1,348
For the quarter ended September 30, 2022	16,797,963	$24.21	16,797,963	$1,348

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. On August 4, 2022, the Board authorized an incremental $1.25 billion for repurchases under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2023.

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

Item 5.OTHER INFORMATION

None.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed July 15, 2022)	4.1	—
Twelfth Amendment to Receivables Purchase Agreement, dated as of July 11, 2022, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed July 15, 2022)	10.1	—
Amendment No. 3 to Master Framework Agreement, dated as of July 11, 2022, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.2	0001-38086 Form 8-K (filed July 21, 2022)	10.1	—	Employment Agreement, dated as of July 20, 2022, between Kristopher E. Moldovan, Vistra Corp. and Vistra Corporate Services Company

10.3	**		—
Twelfth Amendment to the Credit Agreement, dated July 18, 2022, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, the Lenders, financial institutions, Revolving Credit Lenders, and Revolving Letter of Credit Issuers (in each case as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent

10.4	**		—	Employment Agreement, dated as of August 23, 2022, by and among Stacey Doré, Vistra Corp. and Vistra Corporate Services Company

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: November 4, 2022