Form 10-K
period 2022-12-31
Vistra Corp.
filed 2023-03-01
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Vistra Corp. common stock held by non-affiliates of the registrant was $9,583,092,896 based on the closing sale price as reported on the New York Stock Exchange.

As of February 23, 2023, there were 381,453,001 shares of common stock, par value $0.01, outstanding of Vistra Corp.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2023 annual meeting of stockholders are incorporated in Part III of this annual report on Form 10-K.

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
i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2021 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
Ambit Transaction	the acquisition of Ambit by an indirect, wholly owned subsidiary of Vistra on November 1, 2019 (Ambit Acquisition Date)
ARO	asset retirement and mining reclamation obligation
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
Chapter 11 Cases	Cases in the U.S. Bankruptcy Court for the District of Delaware (Bankruptcy Court) concerning voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (Bankruptcy Code) filed on April 29, 2014 (Petition Date) by Energy Future Holdings Corp. (EFH Corp.) and the majority of its direct and indirect subsidiaries, including Energy Future Intermediate Holding Company LLC, Energy Future Competitive Holdings Company LLC and TCEH but excluding Oncor Electric Delivery Holdings Company LLC and its direct and indirect subsidiaries (Debtors). On October 3, 2016 (Effective Date), subsidiaries of TCEH that were Debtors in the Chapter 11 Cases (TCEH Debtors), along with certain other Debtors that became subsidiaries of Vistra on that date (Contributed EFH Debtors), completed their reorganization under the Bankruptcy Code and emerged from the Chapter 11 Cases as subsidiaries of a newly formed company, Vistra (Emergence).
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Crius Transaction	the acquisition of equity interests of two wholly owned subsidiaries of Crius that indirectly owned the operating business of Crius by an indirect, wholly owned subsidiary of Vistra on July 15, 2019 (Crius Acquisition Date)
CT	combustion turbine
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ESG	environmental, social and governance
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc. (a credit rating agency)
FTC	Federal Trade Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours

Green Finance Framework	Framework adopted by the Company and made available on its website pursuant to which the Company may issue financial instruments to fund new or existing projects that support renewable energy and energy efficiency, with alignment to the Company's environmental, social, and governance strategy
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
ISO	independent system operator
ISO-NE	ISO New England Inc.
kW	kilowatt
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2019, by and between Vistra and Dynegy
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NELP	Northeast Energy, LP, a joint venture between Dynegy Northeast Generation GP, Inc. and Dynegy Northeast Associates LP, Inc., both indirect subsidiaries of Vistra, and certain subsidiaries of NextEra Energy, Inc. Prior to the NELP Transaction, NELP indirectly owned Bellingham NEA facility and the Sayreville facility.
NELP Transaction	a transaction among Dynegy Northeast Generation GP, Inc., Dynegy Northeast Associates LP, Inc. and certain subsidiaries of NextEra Energy, Inc. wherein the indirect subsidiaries of Vistra redeemed their ownership interest in NELP partnership in exchange for 100% ownership interest in NJEA, the entity which owns the Sayreville facility
NERC	North American Electric Reliability Corporation
NJEA	North Jersey Energy Associates, A Limited Partnership
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
NYSE	New York Stock Exchange

Oncor	Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and formerly an indirect subsidiary of EFH Corp., that is engaged in regulated electricity transmission and distribution activities
OPEB	postretirement employee benefits other than pensions
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the Debtors in August 2016 and confirmed by the Bankruptcy Court in August 2016 solely with respect to the TCEH Debtors and the Contributed EFH Debtors
PrefCo	Vistra Preferred Inc.
PrefCo Preferred Stock Sale	as part of the Spin-Off, the contribution of certain of the assets of the Predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to PrefCo in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general and administrative
SO2	sulfur dioxide
Spin-Off	the tax-free spin-off from EFH Corp. executed pursuant to the Plan of Reorganization on the Effective Date by the TCEH Debtors and the Contributed EFH Debtors
ST	steam turbine
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCJA	The Tax Cuts and Jobs Act of 2017, federal income tax legislation enacted in December 2017, which significantly changed the tax laws applicable to business entities
TCEH or Predecessor	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of the TCEH Debtors whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 7 to the Financial Statements)

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers

TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S.	United States of America
U.S. Gas & Electric	U.S. Gas and Electric, Inc. (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp., and/or its subsidiaries, depending on context. On the Effective Date, the TCEH Debtors and the Contributed EFH Debtors emerged from Chapter 11 and became subsidiaries of Vistra Energy Corp. Effective July 2, 2020, Vistra Energy Corp. changed its name to Vistra Corp.
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 10 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Commodity-Linked Credit Agreement	Credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	Credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 10 to the Financial Statements)
Vistra Zero	Vistra Zero LLC

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

We serve approximately 3.5 million customers and operate in 20 states and the District of Columbia. Our generation fleet totals approximately 37,000 MW of generation capacity with a portfolio of natural gas, nuclear, coal, solar and battery energy storage facilities.

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Market Discussion below and Note 19 to the Financial Statements for further information concerning our reportable segments.

Business Strategy

Vistra is a leader in the clean power transition. With a strong zero-carbon generation portfolio and a deliberate and responsible strategy to decarbonize, the company is focused on delivering healthy returns and value for all stakeholders. Our business strategy is focused on the following areas:

•Growth and transformation. Vistra's strategy is to responsibly and reliably grow our businesses through economically attractive investments, including in retail business and renewable, energy storage and other assets that assist in reducing our carbon footprint and create a more sustainable and resilient company well positioned to generate long-term value for all of our stakeholders. Since 2010, Vistra has retired more than 14,500 MW of coal and gas power plants resulting in a 45% reduction in carbon dioxide (CO2) emissions, a 61% reduction in nitrogen oxide (NOX) emissions, and a 81% reduction in sulfur dioxide (SO2) emissions through year-end 2022, compared to a 2010 baseline. Now, we are transforming our generation portfolio through investments in zero-carbon resources and new carbon-reducing technologies, targeting net-zero carbon emissions by 2050. Additionally, we have announced the retirement of approximately 5,000 MW of coal-fueled power plants by 2027, with plans to repurpose feasible sites to solar and energy storage developments. Repurposed sites provide a strategic advantage in the development of greener power due to the interconnection infrastructure already available, but additionally, and importantly, they allow us to continue supporting the local communities and our employees in those areas. We believe our diversified asset mix will support the reliability of the electric system while providing customers with cost-effective energy that meets their sustainable preferences throughout the clean power transition. Our growth strategy leverages our core capabilities of multi-channel retail marketing in large and competitive markets, operating large-scale, environmentally sensitive, and diverse assets across a variety of fuel technologies, fuel logistics and management, commodity risk management, cost control, and energy infrastructure investing. To advance our sustainability and energy transition initiatives, in December 2021, we adopted our Green Finance Framework, pursuant to which we issued $1.0 billion of Series B Preferred Stock to finance or refinance, in whole or in part, new or existing eligible green projects. We intend to opportunistically evaluate the acquisition and development of high-quality generation and storage assets and power-related businesses, including retail businesses and renewable, energy storage and other assets, that complement our core capabilities and align with our operational, financial and sustainability goals. We pride ourselves on our deliberate and responsible approach to grow and transform, considering impacts on all stakeholders. We make disciplined investments that are consistent with our focus on maintaining both a strong balance sheet and strong liquidity profile and our commitment to ensuring grid reliability, affordable power, and pursuit of a just transition away from carbon-emitting generation assets for the communities in which we operate and serve. As a result, consistent with our disciplined capital allocation approval process, we endeavor to pursue growth opportunities that have compelling economic value and align with or enhance our purpose and core principles.

•Disciplined capital allocation. Vistra takes a disciplined approach to capital allocation in support of our commitment to maintain a strong balance sheet. We thoughtfully make capital allocation decisions that we believe will lead to attractive cash returns on investment, including returning capital to our stockholders through quarterly dividends and our share repurchase program as reflected in our current plans to return up to $7.75 billion in capital to common shareholders from November 2021 through 2026. In addition to our dedicated approach to returning value to all stakeholders, we invest prudently in the maintenance of our existing assets and potential growth acquisitions. A strong balance sheet ensures Vistra's interest expense is manageable in a variety of wholesale power price environments while giving Vistra access to flexible and diverse sources of liquidity needed to operate its business and make prudent capital investment decisions. We believe in cost discipline and strong commercial management of our assets and commodity positions to deliver long-term value to our stakeholders, to maintain the safety and reliability of our facilities, all while accelerating growth in our Vistra Zero portfolio pipeline with cost-efficient capital and investment in new technologies when economic, including solar assets and ESS projects, resulting in a continued modernization of Vistra's generation fleet.

•Integrated business model. Our integrated business model is an important component of our business strategy. This element of our business provides long-term sustainable solutions enabled by our diversified portfolio. This key factor distinguishes us from our electricity competitors by pairing our reliable and efficient mining, diversified generation fleet and wholesale commodity risk management capabilities with our retail platform. Coupling retail with generation is a core competitive advantage that reduces the effects of commodity price movements and contributes to the stability and predictability of our cash flows, a crucial feature of the strategy as Vistra responsibly grows its renewables portfolio and winds down its coal-fueled assets.

•Superior customer service. Through our retail brands, including TXU Energy, Ambit Energy, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric, we serve the retail electricity and natural gas needs of end-use residential, small business and commercial and industrial electricity customers through multiple sales and marketing channels. In addition to benefitting from our integrated business model, we leverage our brands, our commitment to safe, reliable and affordable product offerings, our wholesale commodity risk management operations and our strong customer service to differentiate our products and solutions from our competitors. We strive to be at the forefront of innovation with new environmentally-conscious and sustainable-focused product offerings and customer experiences to reinforce our value proposition. We maintain a focus on solutions that provide our customers with choice, convenience and control over how and when they use electricity and related services, including TXU Energy's Free Nights and Solar DaysSM residential plans, TXU Energy's Free EV MilesSM residential plans, MyEnergy DashboardSM, the TXU Energy Green UpSM renewable energy credit program and a diverse set of solar options. Our focus on superior customer service guides our efforts in acquiring new residential and commercial customers, serving and retaining existing customers, and maintaining valuable sales channels for our electricity generation resources. We believe our dependable customer service, innovative products and trusted brands will result in high residential customer retention rates, particularly in Texas where our TXU Energy brand has maintained its residential customers in a highly competitive retail market.

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

•Corporate responsibility and ESG initiatives. It is our purpose to light up people's lives and power a better way forward. We strive to be a good corporate citizen by investing in our employees, putting customers and suppliers first, and improving communities where we live, work and serve as we accelerate toward a clean energy future. Vistra and its employees are actively engaged in programs intended to support our customers and strengthen the communities in which we conduct operations. Our foremost giving initiatives are through the United Way, TXU Energy Aid and Ambit Cares campaigns. TXU Energy Aid serves as an integral resource for social service agencies that assist those in need across Texas pay their electricity bills. Ambit Cares partners with Feeding America® to assist those in need across the U.S. by fighting hunger through a network of food banks. Beyond these giving initiatives, Vistra endeavors to consider ESG and all of its stakeholders – customers, suppliers, local communities, employees, contractors, investors and the environment, among others – into our material decisions, processes and activities. The Board has ultimate oversight of our ESG initiatives. We know that prioritizing our stakeholders leads to higher customer satisfaction, more community involvement and support, and committed employees and suppliers, which in turn, leads to a more sustainable company. Our ESG initiatives complement our business strategy and strengthen our resiliency. For instance, our investment in and growth of Vistra Zero supports our long-term goal to achieve net-zero carbon emissions by 2050. We stay informed of evolving ESG standards and remain committed to provide specific and measurable ESG goals and initiatives in a transparent manner.

Recent Developments

Dividend Declarations — In February 2023, the Board declared a quarterly dividend of $0.1975 per share of common stock that will be paid in March 2023 and a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in April 2023.

Market Discussion

The operations of Vistra are aligned into six reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. The following is a summary of our segments:

•The Retail segment represents Vistra's retail sales of electricity and natural gas to residential, small business and commercial and industrial customers.
•The Texas segment represents Vistra's electricity generation operations in the ERCOT market, other than assets that are now part of the Sunset or Asset Closure segments, respectively.
•The East segment represents Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, respectively, and includes operations in the PJM, ISO-NE and NYISO markets.
•The West segment represents Vistra's electricity generation operations in the CAISO market, including our development of battery ESS projects at our Moss Landing power plant site (see Note 2 to the Financial Statements).
•The Sunset segment represents generation plants with announced retirement dates after December 31, 2022. Separately reporting the Sunset segment differentiates operating plants with announced retirement plans from our other operating plants in the Texas, East and West segments.
•The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines. The Asset Closure segment also includes results from generation plants we retired in the year ended December 31, 2022.

See Note 19 to the Financial Statements for further information concerning reportable segments.

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

In ISO/RTO regions with centrally dispatched market structures (e.g., ERCOT, PJM, ISO-NE, NYISO, MISO, and CAISO), all generators selling into the centralized market receive the same price for energy sold based on the bid price associated with the production of the last MWh that is needed to balance supply with demand within a designated zone or at a given location. Different zones or locations within the same ISO/RTO may produce different prices respective to other zones or locations within the same ISO/RTO due to transmission losses and congestion. For example, a less efficient and/or less economical natural gas-fueled unit may be needed in some hours to meet demand. If this unit's production is required to meet demand on the margin, its offer price will set the market clearing price for all dispatched generation in the same market (although the price paid at other zones or locations may vary because of transmission losses and congestion), regardless of the price that any other unit may have offered into the market. Generators will receive the location-based marginal price for their output.

Retail Segment

The Retail segment is engaged in retail sales of electricity, natural gas and related services to approximately 3.5 million customers. Substantially all of these activities are conducted by TXU Energy, Ambit Energy, Value Based Brands, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric across 19 U.S. states and the District of Columbia.

The largest portion of our retail operations are in Texas, where we provide retail electricity to approximately 2.4 million customers in ERCOT. We are an active participant in the competitive ERCOT retail market and continue to be a market leader, which we believe is driven by, among other things, strong brands, innovative products and services and excellent customer service. As of December 31, 2022, we provided electricity to approximately 30% of the residential customers in ERCOT and for approximately 16% of business customers' demand. We believe that we have differentiated ourselves by providing a distinctive customer experience predicated on delivering reliable and innovative power products and solutions to our customers, which give our customers choice, convenience and control over how and when they use electricity and related services. Our retail business also offers a comprehensive suite of green products and services, including 100% wind and solar options, as well as thermostats, dashboards and other programs designed to encourage reduced consumption and increased energy efficiency.

Our integrated power generation and wholesale operation allows us to efficiently obtain the electricity needed to serve our customers at the lowest cost. The integrated model enables us to structure products and contracts in a way that offers significant value compared to stand-alone retail electric providers. Additionally, our wholesale commodity risk management operations help increase the profitability of our retail business by allowing us to bypass bid-ask spread in the market (particularly for illiquid products and time periods) and achieve lower collateral costs as compared to other, non-integrated retail electric providers. Moreover, our retail business can reduce, to some extent, the exposure of our wholesale generation business to wholesale power price volatility. This is because the retail load requirements of our retail operations can provide a natural offtake to the length of Luminant's generation portfolio when economic, thereby reducing the exposure to wholesale power price volatility as compared to a non-integrated independent power producer.

Outside of ERCOT, we also serve residential, municipal, commercial and industrial customers substantially through our Homefield Energy, Dynegy Energy Services, Public Power, U.S. Gas & Electric and Ambit Energy retail businesses, through which we provide retail electricity, natural gas and related services to approximately 1.1 million customers in 18 states and the District of Columbia.

Texas Segment

Our Texas segment is comprised of 21 power generation facilities totaling 18,141 MW of generation capacity in ERCOT.

ISO/RTO	Technology	Primary Fuel	Number of Facilities	Net Capacity (MW)
ERCOT	CCGT	Natural Gas	7	7,838
ERCOT	ST	Coal	2	3,850
ERCOT	CT or ST	Natural Gas	7	3,455
ERCOT	Nuclear	Nuclear	1	2,400
ERCOT	Solar/Battery	Renewable	4	598
Total Texas Segment			21	18,141

We have announced the potential for additional development of solar photovoltaic power generation facilities and battery ESS in Texas, with estimated commercial operation dates for these facilities beginning in 2024. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

ERCOT — ERCOT is an ISO that manages the flow of electricity from approximately 98,000 MW of expected Summer 2023 peak generation capacity to approximately 26 million Texas customers, representing approximately 90% of the state's electric load.

As an energy-only market, ERCOT's market design is distinct from other competitive electricity markets in the U.S. Other markets maintain a minimum planning reserve margin through regulated planning, resource adequacy requirements and/or capacity markets. In contrast, ERCOT's resource adequacy is currently predominately dependent on energy-market price signals. The PUCT recently voted to recommend a Performance Credit Mechanism (PCM) that would align a required reliability standard with resource availability during higher-risk system conditions in a centrally-cleared market. These changes are currently being evaluated by the PUCT and the Texas legislature and have not been implemented as of the date hereof. In 2014, ERCOT implemented the Operating Reserve Demand Curve (ORDC), pursuant to which wholesale electricity prices in the real-time electricity market increase automatically as available operating reserves decrease below defined threshold levels, creating a price adder. The slope of the ORDC curve is determined through a mathematical loss of load probability calculation using forecasted reserves and historical data. In both March 2019 and March 2020, ERCOT implemented 0.25 standard deviation shifts in the loss of load probability calculation and moved to using a single blended ORDC curve; these changes resulted in a more rapid escalation in power prices as operating reserves fall below defined thresholds. Effective January 1, 2022, when operating reserves drop to 3,000 MW or less, the ORDC automatically adjusts power prices to the established value of lost load (VOLL), which is set at $5,000/MWh which is equal to the high system-wide offer cap. ERCOT also calculates the "peaker net margin" based on revenues a hypothetical unhedged peaking unit would collect in the market. If the peaker net margin exceeds a certain threshold, the system-wide offer cap is reduced to the low system-wide offer cap of $2,000/MWh for the remainder of the calendar year. Historically, high demand due to elevated temperatures in the summer months or high demand due to reduced temperatures in the winter months, combined with underperformance of wind generation, has created the conditions during which the ORDC contributes meaningfully to power prices. Extreme weather conditions can also lead to scarcity conditions regardless of season. Other than during periods of "scarcity pricing," the price of power is typically set by natural gas-fueled generation facilities (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Operational Risks and Challenges).

Transactions in ERCOT take place in two key markets: the day-ahead market and the real-time market. The day-ahead market is a voluntary, financial electricity market conducted the day before each operating day in which generators and purchasers of electricity may bid for one or more hours of electricity supply or consumption. The real-time market is a physical market in which electricity is dispatched and priced in five-minute intervals. The day-ahead market provides market participants with visibility into where prices are expected to clear, and the prices are not impacted by subsequent events. Conversely, the real-time market exposes purchasers to the risk of transient operational events and price spikes. These two markets allow market participants to manage their risk profile by adjusting their participation in each market. In addition, ERCOT uses ancillary services to maintain system reliability, including regulation service, responsive reserve service and non-spinning reserve service. Ancillary services are provided by generators and qualified loads to help maintain the stable voltage and frequency requirements of the transmission system. Because ERCOT has one of the highest concentrations of wind and solar capacity generation among U.S. markets, the ERCOT market is more susceptible to fluctuations in wholesale electricity supply due to intermittent wind and solar production, making ERCOT more vulnerable to periods of generation scarcity. Beginning in July 2021, ERCOT has increased its ancillary service procurement volumes to maintain a more conservative level of operating reserves.

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

We plan to develop up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois with estimated commercial operation dates for these facilities ranging from 2024 to 2025. See Note 2 to the Financial Statements for a summary of our solar and battery energy storage projects.

PJM — PJM is an RTO that manages the flow of electricity from approximately 185,000 MW of generation capacity to approximately 65 million customers in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

Like ERCOT, PJM administers markets for wholesale electricity and provides transmission planning for the region, utilizing a locational marginal pricing (LMP) methodology which calculates a price for every generator and load point within PJM. PJM operates day-ahead and real-time markets into which generators can bid to provide energy and ancillary services. PJM also administers a forward capacity auction, the Reliability Pricing Model (RPM), which establishes a long-term market for capacity. We have participated in RPM auctions for years up to and including PJM's planning year 2024-2025, which ends May 31, 2025. We also enter into bilateral capacity transactions. PJM's Capacity Performance (CP) rules were designed to improve system reliability and include penalties for under-performing units and reward for over-performing units during shortage events. Full transition of the capacity market to CP rules occurred in planning year 2020-2021. An independent market monitor continually monitors PJM markets to ensure a robust, competitive market and to identify improper behavior by any entity.

ISO-NE — ISO-NE is an ISO that manages the flow of electricity from approximately 32,600 MW of winter generation capacity to approximately 15 million customers in the states of Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maine.

ISO-NE dispatches power plants to meet system energy and reliability needs and settles physical power deliveries at LMPs. Its energy markets allow market participants to buy and sell energy and ancillary services at prices established through real-time and day-ahead auctions. Energy prices vary among the locations in ISO-NE and are largely influenced by transmission constraints and fuel supply. ISO-NE offers a forward capacity market where capacity prices are determined through auctions. Performance incentive rules have the potential to increase capacity payments for those resources that are providing excess energy or reserves during a shortage event, while penalizing those that produce less than the required level.

NYISO — NYISO is an ISO that manages the flow of electricity from approximately 37,500 MW of installed summer generation capacity to approximately 20 million New York customers.

NYISO dispatches power plants to meet system energy and reliability needs and settles physical power deliveries at LMPs. Its energy markets allow market participants to buy and sell energy and ancillary services at prices established through real-time and day-ahead auctions. Energy prices vary among the regional zones and locations in the NYISO and are largely influenced by transmission constraints and fuel supply. NYISO offers a forward capacity market where capacity prices are determined through auctions. Strip auctions occur one to two months prior to the commencement of a six-month seasonal planning period. Subsequent auctions provide an opportunity to sell excess capacity for the balance of the seasonal planning period or the upcoming month. Due to the short-term nature of the NYISO-operated capacity auctions and a relatively liquid bilateral market for NYISO capacity products, our Independence facility sells a significant portion of its capacity through bilateral transactions. The balance is cleared through the seasonal and monthly capacity auctions.

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

Energy is priced in CAISO utilizing an LMP methodology. The capacity market is comprised of Generic, Flexible and Local Resource Adequacy (RA) Capacity and is administered by the California Public Utilities Commission (CPUC). Unlike other centrally cleared capacity markets, the resource adequacy markets in California are primarily bilaterally traded markets. In 2020, the CPUC introduced a central procurement entity for Local RA Capacity effective for the 2023 compliance year. The central procurement entity runs a pay-as-bid auction for Local RA Capacity. In November 2016, CAISO implemented a voluntary capacity auction for annual, monthly, and intra-month procurement to cover for deficiencies in the market. The voluntary Competitive Solicitation Process, which FERC approved in October 2015, is a modification to the Capacity Procurement Mechanism (CPM) and provides another avenue to sell RA capacity.

Sunset Segment

Our Sunset segment is comprised of six power generation facilities totaling 5,163 MW of generating capacity in MISO, PJM and ERCOT. The Sunset segment represents plants with announced retirement plans between 2022 and 2027 that were previously reported in the ERCOT, PJM and MISO segments. See Note 3 to the Financial Statements for more information related to these planned generation retirements.

ISO/RTO	Technology	Primary Fuel	Number of Facilities	Net Capacity (MW)
ERCOT	ST	Coal	1	650
MISO (a)	ST	Coal	3	2,385
PJM	ST	Coal	2	2,128
Total Sunset Segment			6	5,163
___________
(a)Includes the 585 MW Edwards facility that was retired on January 1, 2023.

See Texas Segment above for a discussion of the ERCOT ISO and East Segment above for a discussion of the PJM RTO.

MISO — MISO is an RTO that manages the flow of electricity from approximately 190,000 MW of installed generation capacity to approximately 45 million customers in all or parts of Iowa, Minnesota, North Dakota, Wisconsin, Michigan, Kentucky, Indiana, Illinois, Missouri, Arkansas, Mississippi, Texas, Louisiana, Montana, South Dakota and Manitoba, Canada.

MISO dispatches power plants to meet system energy and reliability needs and settles physical power deliveries at LMPs. Its energy markets allow market participants to buy and sell energy and ancillary services at prices established through real-time and day-ahead auctions. Energy prices vary among the regional zones and locations in MISO and are largely influenced by transmission constraints and fuel supply. An independent market monitor is responsible for evaluating the performance of the markets and identifying conduct by market participants or MISO that may compromise the efficiency or distort the outcome of the markets.

MISO administers a one-year Planning Resource Auction for the next planning year from June 1st of the current year to May 31st of the following year. In 2022, FERC approved MISO's proposal to change the annual Planning Resource Auction into a seasonal auction, effective for the 2023-2024 planning year. We participate in these auctions with open capacity that has not been committed through bilateral or retail transactions. We also participate in the MISO annual and monthly financial transmission rights auctions to manage the cost of our transmission congestion, as measured by the congestion component of the LMP price differential between two points on the transmission grid across the market area.

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

Seasonality

The demand for and market prices of electricity and natural gas are affected by weather. As a result, our operating results are impacted by extreme or sustained weather conditions and may fluctuate on a seasonal basis. Typically, demand for and the price of electricity is higher in the summer and winter seasons, when the temperatures are more extreme, and the demand for and price of natural gas is also generally higher in the winter. More severe weather conditions such as heat waves or extreme winter weather have made, and may make, such fluctuations more pronounced. The pattern of this fluctuation may change depending on, among other things, the retail load served and the terms of contracts to purchase or sell electricity.

Competition

Competition in the markets in which we operate is impacted by electricity and fuel prices, congestion along the power grid, subsidies provided by state and federal governments for new and existing generation facilities, including renewables generation and battery ESS, new market entrants, construction of new generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities, and other factors. We primarily compete with other electricity generators and retailers based on our ability to generate electric supply, market and sell electricity at competitive prices and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities to deliver electricity to end-users. Competitors in the generation and retail power markets in which we participate include numerous regulated utilities, industrial companies, non-utility generators, competitive subsidiaries of regulated utilities, independent power producers, REPs and other energy marketers. See Item 1A. Risk Factors for additional information concerning the risks faced with respect to the markets in which we operate.

Brand Value

Our TXU Energy brand, which has been used to sell electricity to customers in the competitive retail electricity market in Texas for approximately 20 years, is registered and protected by trademark law and is the only material intellectual property asset that we own. We have also acquired the trade names for Ambit Energy, Dynegy Energy Services, Homefield Energy, TriEagle Energy, Public Power and U.S. Gas & Electric through the Ambit Transaction, Crius Transaction and the Merger, as the case may be. As of December 31, 2022, we have reflected intangible assets on our balance sheet for our trade names of approximately $1.341 billion (see Note 5 to the Financial Statements).

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

As of December 31, 2022, we had approximately 4,910 full-time employees, including approximately 1,295 employees under collective bargaining agreements.

Safety

Vistra's mindset around safety is exemplified by our motto: Best Defense. Everyone wins. No one gets hurt. Our safety culture revolves around people and human performance. We place a high importance on continuous improvement, along with a keen focus on numerous learning and error-prevention tools. To facilitate a learning environment, our various operating plants share their investigations and learnings of all safety events with all operations employees on weekly calls. The information is presented by front-line employees and supported by management. The lessons from each event are shared across the fleet to prevent similar incidents at other locations. All personnel at Vistra locations are encouraged to be actively involved in the safety process. Managers are required to participate in safety engagements with staff to enable constant communication and sustained interaction. In 2022, the generation fleet conducted more than 52,000 leadership safety engagements across the fleet continuing our employee driven safety program focused on engagement of all employees.

Our focus on reducing the severity of injuries for both our employees and contractors who work with us has shown positive results. In 2022, we did not have any serious injuries, as determined in accordance with industry standards, or fatalities to our Vistra employees or business partners working at our sites. Although we do not focus on recordable incidents, our Total Recordable Incident rate (TRIR) for the company was 0.85, in the second quartile as compared to the Edison Electric Institute (EEI) 2021 Total Company Injury Data. We encourage near-miss reporting and review of events to promote a learning environment. In 2022, safety learning calls were held every week where 128 near-miss and safety events were reviewed by our operating teams to promote learning across the fleet.

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

All of our power plant facilities have effective health and safety programs and comply with OSHA regulations. In addition to compliance, our generation fleet has a total of 14 plants that have been awarded the Voluntary Protection Program (VPP) Star designation by the OSHA for superior demonstration of effective safety and health management systems and for maintaining injury and illness rates below the national averages for our industry. Two additional plants have submitted applications and are awaiting review by the OSHA. VPP Star status is the highest designation of OSHA's Voluntary Protection Programs. The achievement recognizes employers and workers who have implemented effective safety and health management systems and maintain injury and illness rates below national Bureau of Labor Statistics averages for their respective industries. These sites are self-sufficient in their ability to control workplace hazards and are reevaluated every three to five years. Additionally, 32 of our power plants and mine locations have adopted a proactive Behavior Based Safety approach to safety which focuses on identifying and providing feedback on at-risk behaviors observed.

In 2022, we continued our COVID-19 protections and protocols helping to ensure the safety of all of our employees.

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

Vistra's diversity is evolving, and our Board and management are leading by example. Currently, four of the eleven Board members are women, and two of the eleven are ethnically diverse. Overall, 32% of the Company's workforce is ethnically diverse. Women currently hold 25% of the Company's senior management positions, and ethnically diverse employees represent 27% of senior management.

During 2022, we continued our efforts to unlock the full potential of our people by launching multiple new initiatives within our diversity, equity, and inclusion efforts. Our Chief Diversity Officer continued to develop and lead Vistra's employee-led Diversity, Equity and Inclusion Advisory Council, established in 2020. In 2022, the council expanded its role and participated directly in the development of new diversity training modules, the launching of Vistra's 2022 Employee Engagement Survey and the launch of a new learning platform. We continued to utilize our thirteen Employee Resource Groups (ERGs) to promote the appreciation of and communicate awareness of diverse employee groups and communities and their contribution to the overall success of the organization, both internally and externally. ERGs represent not only diverse cultures, but also employees with disabilities, the LGBTQ+ community and employees engaged in innovation. Further initiatives were launched to support the education, recruitment and retention of current and future employees, with particular emphasis being placed on driving equal access to opportunities throughout the organization. The emphasis on skills based hiring continued in 2022. People managers across the organization also participated in one-day and two-day training sessions conducted by Basic Diversity, Inc.

Vistra is active in our communities to promote inclusivity. Vistra's supply chain diversity initiative seeks to reflect our customer base and workforce compositions through creating a diverse supply chain. Vistra continued to expand its commitment to an inclusive economy by fostering mentorship of diverse businesses. Further, in the third year of Vistra's $10 million five-year commitment to support underserved communities, Vistra provided funding to educational and economic development nonprofits around the country working to transform underserved communities for the better.

Training and Development

We believe the development of employees at all levels is critical to Vistra's current and future success. We have launched key programs to develop leaders at all levels of the organization. Vistra's Essentials in Leadership provides first time managers with skills to lead organizations in situational leadership, business acumen, identification of communication styles and inclusive communication practices, and exposes them to best practices from across the company. We also reinstated in-person leadership development classes and continued to provide virtual opportunities. In 2022, Vistra added an emotional intelligence program that was well received by leaders across the organization.

Vistra also provides many other training and development programs to help grow and develop employees at every level, including online learning platform courses, learning management system courses, recorded webinars and presentations, self-paced development and employee-specific skill training. The launch of the new and improved online learning platform in 2022 further supports employees in completing thousands of hours of professional training to support continuing education requirements for their respective professional licenses, including accounting, legal and nuclear. In 2022, Vistra continued its formal mentoring program available to all employees to focus on topics like organizational knowledge, career development, individual development, collaboration and leadership. Over 600 employees participated in 2022. In addition, all full-time employees, other than those in a collective bargaining unit, receive a formal performance review guiding development and improving results of the business.

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

Environmental Regulations and Related Considerations

We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. The EPA has finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from sources, including electricity generation facilities. See Item 1A. Risk Factors for additional discussion of risks posed to us regarding regulatory requirements. See Note 12 to the Financial Statements for a discussion of litigation related to EPA reviews.

Climate Change

There is continuing attention and interest domestically and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. GHG emissions from the combustion of fossil fuels, primarily by our coal-fueled-generation plants as well as our natural gas-fueled generation plants represent the substantial majority of our total GHG emissions. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. We estimate that our generation facilities produced approximately 104 million short tons of CO2 in the year ended 2022.

To manage our environmental impact from our business activities and reduce our emissions profile, Vistra set emissions reduction targets. Vistra is targeting to achieve a 60% reduction in Scope 1 and Scope 2 CO2 equivalent emissions by 2030 as compared to a 2010 baseline with a long-term goal to achieve net-zero carbon emissions by 2050, assuming necessary advancements in technology and supportive market constructs and public policy. In furtherance of Vistra's efforts to meet its net-zero target, Vistra expects to deploy multiple levers to transition the company to operating with net-zero emissions, including decarbonization of existing business lines and further diversification into low-to-no emission businesses, primarily renewables and energy storage. We have already taken or announced significant steps to transform our generation portfolio and reduce the emissions intensity of our generation fleet, including:

•Solar Projects — We operate solar generations facilities totaling 338 MW in Texas. We have announced our plans to develop:
◦additional solar generation facilities in Texas, with expected commercial operation dates beginning in 2024, and
◦300 MW of solar generation facilities at retired or to-be retired plant sites in Illinois with expected commercial operation dates ranging from 2024 to 2025.
•Battery Energy Storage Projects — We operate battery ESSs totaling 270 MW in Texas and 400 MW in California. We have announced our plans to develop:
◦150 MW of battery ESS at retired or to-be-retired plant sites in Illinois with expected commercial operation dates ranging from 2024 to 2025, and
◦350 MW of battery ESS in California with an expected commercial operation date in 2023.
•Acquisition of CCGTs — In 2016 and 2017, we acquired 4,042 MW of CCGTs in Texas. In 2018, we acquired 15,448 MW of CCGTs across various ISOs/RTOs in connection with the Merger.
•Retirements of Fossil Fuel Generation — Since 2018, lignite/coal-fueled generation facilities retired include 4,167 MW in Texas, 3,455 MW in Illinois (including the Edwards facility that was retired on January 1, 2023) and 1,300 MW in Ohio. We expect to retire an additional 4,578 MW of coal-fueled generation facilities in Illinois, Ohio and Texas no later than year-end 2027.

See Note 2 to the Financial Statements for discussion of our solar and battery ESS projects and Note 3 to the Financial Statements for discussion of our retirement of generation facilities.

GHG Emissions

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the D.C. Circuit Court issued an amended judgment, denying petitions for review of the ACE rule and challenges to the repeal of the CPP. In addition, the EPA has opened a docket seeking input on questions related to the regulation of GHGs under Section 111(d) and has indicated its intent to issue a new proposal in Spring 2023.

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

In December 2017, the RGGI states released an updated model rule with changes to the CO2 budget trading program, including an additional 30 percent reduction in the CO2 annual cap by the year 2030, relative to 2020 levels. RGGI is currently conducting its third program review to be completed by the end of 2023 which may include an updated model rule.

Our generating facilities in Connecticut, Maine, Massachusetts, New Jersey, New York and Virginia emitted approximately 9 million tons of CO2 during 2022. The spot market price of RGGI allowances required to operate these facilities as of December 31, 2022 was approximately $13.57 per allowance. The spot market price of RGGI allowances required to operate our affected facilities during 2023 was approximately $12.63 per allowance on February 23, 2023. While the cost of allowances required to operate our RGGI-affected facilities is expected to increase in future years, we expect that the cost of compliance would be reflected in the power market, and the actual impact to gross margin would be largely offset by an increase in revenue.

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

Pennsylvania — In April 2022, the Pennsylvania Environmental Quality Board finalized regulations that would establish Pennsylvania's participation in RGGI. In July 2022, the Commonwealth Court took action to uphold a preliminary injunction over Pennsylvania's RGGI regulations. The Pennsylvania Supreme Court denied a request for emergency relief from the injunction in August 2022 and review of the legality of the injunction is now pending before the Pennsylvania Supreme Court. As a result, RGGI is not being implemented or enforced in Pennsylvania at this time.

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

Cross-State Air Pollution Rule (CSAPR)

In 2016, the EPA finalized the Cross-State Air Pollution Rule Update (CSAPR Update) to address 22 states' obligations with respect to the 2008 ozone National Ambient Air Quality Standards (NAAQS). In 2019, following challenges by numerous parties, the D.C. Circuit Court found that the CSAPR Update did not fully address certain states' 2008 ozone NAAQS obligations. In October 2020, the EPA proposed an action to address the outstanding 2008 ozone NAAQS obligations in response to the D.C. Circuit Court's 2019 ruling. Vistra subsidiaries filed comments on that rulemaking in December 2020, and the EPA published a final rule in the Federal Register on April 30, 2021 that reduces ozone season NOX budgets in certain states. We do not believe that the final rule causes a material adverse impact on our future financial results.

In October 2015, the EPA revised the primary and secondary ozone NAAQS to lower the 8-hour standard for ozone emissions during ozone season (May to September). As required under the CAA, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA demonstrating that emissions from Texas sources do not contribute significantly to nonattainment in, or interfere with maintenance by, any other state with respect to the revised ozone NAAQS. In February 2023, the EPA disapproved Texas's SIP. In April 2022, prior to the EPA's disapproval of Texas's SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. The proposed FIP would apply to 25 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this proposed rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. The revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would include emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Starting in 2026, the budgets would be based on levels achieved through installation of SCR controls at the approximately 20% of large coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for source retirements. Starting in 2024, the rule would also impose a daily emissions rate limit for coal-fueled units with existing controls and would impose such a limit for units installing new controls in 2027. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. The EPA is expected to finalize the proposed FIP in March 2023. In February 2022, the State of Texas, Luminant, certain trade groups, and others filed legal challenges to the EPA's disapproval of Texas's SIP in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). If the EPA finalizes the FIP described above as expected in March 2023, it will impose reduced ozone season NOX budgets under the CSAPR program for our Texas power plants. We cannot predict the outcome of our legal challenges to the EPA's disapproval of the SIP, any legal action related to the EPA's FIP once finalized, or the effects of the final rule (after the conclusion of legal challenges) on operations of our generation fleet.

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

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas' SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The EPA has stated it is starting a proceeding for reconsideration of the BART rule, which we expect in 2023. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration.

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

CCR/Groundwater

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

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. Briefing on this petition will be complete by May 2023.

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

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against Dynegy Midwest Generation, LLC (DMG), alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court's dismissal of the lawsuit. In April 2019, PRN also filed a complaint against DMG before the Illinois Pollution Control Board (IPCB), alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. We answered that complaint in July 2021, and this matter is currently abated.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. These proposed closure costs are reflected in the ARO in our consolidated balance sheets (see Note 20 to the Financial Statements).

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule and that case remains pending. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application will be filed for our Baldwin facility in 2023.

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

Effluent Limitation Guidelines (ELGs) — In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as FGD, fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. In July 2021, the EPA announced its intent to revise the ELG rule and moved to hold the 2020 ELG revision litigation in abeyance pending the EPA's completion of its reconsideration rulemaking. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021.

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

•Our results of operations and financial condition could be materially and adversely affected by energy market participants continuing to construct new generation facilities or expanding or enhancing existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices.

•Our liquidity needs could be difficult to satisfy, particularly during times of uncertainty in the financial markets or during times of significant fluctuation in commodity prices, and we may be unable to access capital on favorable terms or at all in the future, which could have a material adverse effect on us.

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

•We have been and may in the future be materially and adversely affected by, the effects of extreme weather conditions and seasonality.

•Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

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

•We may not pay any dividends on our common stock in the future, and we may not realize the anticipated benefits of our share repurchase program.

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

Market prices for power, capacity, ancillary services, natural gas, coal and fuel oil are unpredictable and may fluctuate substantially over relatively short periods of time. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. Over-supply can occur as a result of the construction of new power generation sources, as we have observed in recent years. During periods of over-supply, electricity prices might be depressed. For example, the cost of electricity from renewable resources, such as solar, wind and battery ESS, has dropped substantially in recent years. In many instances, energy from these sources are bid into the relevant spot market at a price of zero or close to zero during certain times of the day, lowering the clearing price for all power wholesalers in such market. Also, at times there is political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

Extreme weather events can also materially impact power prices or otherwise exacerbate conditions or circumstances that result in volatility of power prices. For example, in February 2021, the U.S. experienced Winter Storm Uri and extreme cold temperatures in the central U.S., including Texas. This severe weather event substantially increased the demand for natural gas used in our electric power generation business, and the cold further limited the availability of renewable generation across the region contributing to extremely high market prices for natural gas and electricity, which resulted in substantial increases in the costs to procure sufficient fuel supply and increased collateral posting requirements. Winter Storm Elliott, in December 2022, was another example of extreme weather across the U.S. that resulted in widespread wholesale power market volatility.

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

We rely on natural gas, coal, fuel oil, and nuclear fuel for the majority of our power generation facilities. Delivery of these fuels to the facilities is dependent upon the continuing availability of such fuels and financial viability of contractual counterparties as well as upon the infrastructure (including mines, rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available and functioning to serve each generation facility, and geopolitical risk, including the current Russia and Ukraine conflict and the potential for additional U.S. sanctions against Russia. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance - Macroeconomic Conditions. As a result, we have experienced, and remain subject to the risks of disruptions or curtailments in the production of power at our generation facilities if no fuel is available at any price, if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure. Certain of our generation facilities rely on a limited number of counterparties, such as natural gas suppliers and railcar companies, to provide the necessary fuel. Disputes relating to or non-performance of contractual arrangements, have resulted in, and may continue to result in adverse impacts to our costs, revenues, results of operations, financial condition, and cash flows.

As part of our strategy to mitigate the potential negative effects of commodity price volatility, we have sold forward a substantial portion of our expected power sales in the next three years in order to lock in long-term prices. In order to hedge our obligations under these forward power sales contracts, we have entered into long-term and short-term contracts for the purchase and delivery of fuel. Many of the forward power sales contracts do not allow us to pass through changes in fuel costs or discharge the power sale obligations in the case of a disruption in fuel supply due to force majeure events or the default of a fuel supplier or transporter. Fuel costs (including diesel, natural gas, lignite, coal and nuclear fuel) are volatile, and the wholesale price for electricity does not always change at the same rate as changes in fuel costs, and disruptions in our fuel supplies may therefore require us to find alternative fuel sources at costs which may be higher than planned, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Long-term and short-term contracts are subject to risk of non-delivery or claims of force majeure, which may impact our ability to economically recover the value of the contract. In addition, we purchase and sell natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting our obligations. Further, any changes in the costs of natural gas, coal, fuel oil, nuclear fuel or transportation rates and changes in the relationship between such costs and the market prices of power will affect our financial results. If we are unable to procure fuel for physical delivery at prices we consider favorable, or if we are unable to procure these fuels at all, our financial condition, results of operations and cash flows could be materially adversely affected. For example, supply challenges were among the primary drivers of the significant loss experienced in 2021 as a result of Winter Storm Uri.

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

Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned, or counterparties may default on their obligations, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Based on economic and other considerations, including our available liquidity, we may not be able to, or we may decide not to, hedge the entire exposure of our operations to commodity price risk. To the extent we do not hedge against commodity price risk and applicable commodity prices change in ways adverse to us, we could be materially and adversely affected. To the extent we do hedge against commodity price risk, those hedges may ultimately prove to be ineffective. Additionally, there may be changes to existing laws or regulations that could significantly impact our ability to effectively hedge, which may have a material adverse effect on us.

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

To the extent we engage in hedging and risk management, and power purchase agreement activities, we are exposed to the credit risk that counterparties that owe us money, energy or other commodities as a result of these activities will not perform their obligations to us. Should the counterparties to these arrangements fail to perform, we could be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. Additionally, our counterparties may seek bankruptcy protection under Chapter 11 or liquidation under Chapter 7 of the Bankruptcy Code. Our credit risk may be exacerbated to the extent collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our financial condition, results of operations and cash flows. In such event, we could incur losses or forgo expected gains in addition to amounts, if any, already paid to the counterparties. Market participants in the ISOs/RTOs in which we operate are also exposed to risks that another market participant may default on its obligations to pay such ISO/RTO for electricity or services taken, in which case such costs, to the extent not offset by posted security and other protections available to such ISO/RTO, may be allocated to various non-defaulting ISO/RTO market participants, including us.

We do not apply hedge accounting to our commodity derivative transactions, which may cause increased volatility in our quarterly and annual financial results.

We engage in economic hedging activities to manage our exposure related to commodity price fluctuations through the use of financial and physical derivative contracts for commodities. These derivatives are accounted for in accordance with GAAP, which requires that we record all derivatives on the balance sheet at fair value with changes in fair value immediately recognized in earnings as unrealized gains or losses. GAAP permits an entity to designate qualifying derivative contracts as normal purchases and sales. If designated, those contracts are not recorded at fair value. GAAP also permits an entity to designate qualifying derivative contracts in a hedge accounting relationship. If a hedge accounting relationship is used, a significant portion of the changes in fair value is not immediately recognized in earnings. We have elected not to apply hedge accounting to our commodity contracts, and we have designated contracts as normal purchases and sales in only limited cases, such as certain retail sales contract portfolios. As a result, our quarterly and annual financial results in accordance with GAAP are subject to significant fluctuations caused by changes in forward commodity prices.

Competition, changes in market structure, and/or state or federal interference in the wholesale and retail power markets, together with subsidized generation, may have a material adverse effect on our financial condition, results of operations and cash flows.

Our generation and competitive retail businesses rely on a competitive wholesale marketplace. The competitive wholesale marketplace may be undermined by changes in market structure and out-of-market subsidies provided by federal or state entities, including bailouts of uneconomic plants, imports of power from Canada, renewable mandates or subsidies, as well as out-of-market payments to new generators. Multiple potential changes are currently being evaluated by the PUCT and the Texas legislature for the ERCOT market, including the PCM that would align a required reliability standard with resource availability during higher-risk system conditions, the ultimate resolution of which is unknown.

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

We also compete against other energy merchants on the basis of our relative operating skills, financial position and access to credit sources. Electric energy customers, wholesale energy suppliers and transporters often seek financial guarantees, credit support such as letters of credit and other assurances that their energy contracts will be satisfied. Companies with which we compete may have greater resources or experience in these areas. Over time, some of our plants may become unable to compete because of subsidized generation, including public utility commission supported power purchase agreements, and the construction of new plants. Such new plants could have a number of advantages including more efficient equipment and newer technology that could result in fewer emissions or more advantageous locations on the electric transmission system. Additionally, these competitors may be able to respond more quickly to new laws and regulations because of the newer technology utilized in their facilities or the additional resources derived from owning more efficient facilities.

Other factors may contribute to increased competition in wholesale power markets. We expect that we will continue to face intense competition from numerous companies, including new entrants or consolidation of existing competitors, in the industry. Certain federal and state entities in jurisdictions in which we operate have either enacted or are considering regulations or legislation to subsidize otherwise uneconomic plants and attempt to incentivize, including through certain tax benefits, the construction and development of additional renewable resources as well as increases in energy efficiency investments. For example, the Inflation Reduction Act of 2022 contains a number of tax credits and incentives relating to renewable projects and clean energy technologies such as nuclear energy. New entrants or existing competitors may find it more economical to develop new renewable projects or invest in clean energy technologies in which we would like to invest. Subsidies (or increases thereto) to our competitors could result in increased competition for us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our results of operations and financial condition could be materially and adversely affected by energy market participants continuing to construct new generation facilities or expanding or enhancing existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices.

Given the overall attractiveness of certain of the markets in which we operate and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. Assuming this market dynamic continues, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in an over-supply of electricity that causes a reduction in wholesale power prices. Additionally, new or existing market participants without, or with less, fossil fuel operations may gain additional market share, or reduce our market share, due to evolving expectations and sentiments of key stakeholders, government, and regulatory authorities regarding our operations and activities.

Economic downturns would likely have a material adverse effect on our businesses.

Our results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including lower prices for power, generation capacity and natural gas, which can fluctuate substantially. Increased unemployment of residential customers and decreased demand for products and services by commercial and industrial customers resulting from an economic downturn could lead to declines in the demand for energy and an increase in the number of uncollectible customer balances, which would negatively impact our overall sales and cash flows. The convergence of current global conditions, including sustained inflation, rising interest rates, and the geopolitical climate, has and could lead to, or accelerate or exacerbate the occurrence of, a significant economic downturn, as well as changes in consumer and counterparty behavior, higher costs of capital, decreases in the value of our existing long-dated contracts, commodity price increases and volatility, supply chain shortages, and other adverse impacts to our business. Additionally, prolonged economic downturns that negatively impact our financial condition, results of operations and cash flows could result in future material impairment charges to write down the carrying value of certain assets to their respective fair values.

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

Our businesses are capital intensive. In general, we rely on access to financial markets and credit facilities as a significant source of liquidity for our capital requirements, hedging transactions and other obligations not satisfied by cash-on-hand or operating cash flows. The inability to raise capital or to access credit facilities, particularly on favorable terms, could adversely impact our liquidity and our ability to meet our obligations or sustain and grow our businesses and could increase capital costs and collateral requirements, any of which could have a material adverse effect on us.

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
•our ability to meet our sustainability targets in our secured credit facilities;
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

There are also increasing financial risks for companies that own and operate fossil fuel generation as institutional lenders or other sources of capital have become more attentive to sustainable financing practices and some of them may seek commitments on emission reduction targets or expected use or proceeds when providing funding to, or decline to provide funding for companies who produce or utilize fossil fuel energy or that have higher levels of GHG emissions. We amended our Vistra Operations Credit Agreement to build in Sustainability Adjustments. These adjustments use baseline values from KPI Metrics and provide for decreases in the applicable credit spread adjustments and commitment fee rates if our reported metrics are a certain percentage below the baseline values, adjusted on a year to year basis. Conversely, if our reported metrics are a certain percentage above the baseline values, adjusted on a year to year basis, the applicable credit spread adjustments and fee rates are increased. Building in these adjustments to our credit agreement helps to show lenders we are committed to lowering our GHG emissions, but failing to meet the targets on a regular basis could be viewed negatively by such lenders. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists and others concerned about climate change not to provide funding for companies in the broader energy sector. Limitation on our access to, or increases in our cost of, capital could have a material adverse effect on us.

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

As of December 31, 2022, we had approximately $13.0 billion of total indebtedness and approximately $12.6 billion of indebtedness net of cash. Our debt could have negative consequences for our financial condition including:

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
•limiting our ability to repurchase shares under the share repurchase program;
•restricting our ability to make distributions or pay dividends with respect to our capital stock and the ability of our subsidiaries to make distributions to us, in light of restricted payment and other financial covenants in our credit facilities and other financing agreements;
•inhibiting the growth of our stock price;
•exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under the Vistra Operations Credit Facilities, are at variable rates of interest, only a portion of which are hedged;
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

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. LIBOR is the interest rate benchmark used as a reference rate on a portion of our variable rate debt, including our revolving credit facility and interest rate swaps. In November 2020, ICE Benchmark Administration (IBA), the administrator of LIBOR, with the support of the U.S. Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. Over the course of the last year, in anticipation of LIBOR ceasing to exist for affected tenors, we amended our revolving credit facilities to implement a change to SOFR as our primary reference rate. For our Vistra Operations Credit Agreement, we made this change in conjunction with an extension amendment. Certain lenders chose not to extend their commitments past the original maturity date. As a result, the commitments of those lenders remain subject to a LIBOR based rate. However, unless extended, those commitments, in the amount of $200 million, shall terminate on June 14, 2023 and, assuming no extension of such commitments, at such time all of our revolving credit facilities shall be SOFR based. However, our Term Loan B-3 Facility, with a December 31, 2025 maturity date, remains LIBOR-based and may be subject to the LIBOR transition risks set forth above.

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

Certain of our obligations are required to be secured by letters of credit, surety bonds or cash, which increase our costs. If we are unable to provide such security, it may restrict our ability to conduct our business, which could have a material adverse effect on us.

We undertake certain hedging and commodity activities and enter into certain financing arrangements with various counterparties that require cash collateral or the posting of letters of credit which are at risk of being drawn down in the event we default on our obligations. We currently use margin deposits, prepayments, surety bonds and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices, and also based on our credit ratings and the general perception of creditworthiness in the markets in which we operate. In the case of commodity arrangements, the amount of such credit support that must be provided typically is based on the difference between the price of the commodity in a given contract and the market price of the commodity. Significant movements in market prices can result in our being required to provide cash collateral and letters of credit in very large amounts. The effectiveness of our strategy may be dependent on the amount of collateral available to enter into or maintain these contracts, and liquidity requirements may be greater than we anticipate or will be able to meet. Without a sufficient amount of working capital or other sources of available liquidity to post as collateral, we may not be able to manage price volatility effectively or to implement our strategy. A material increase in the amount of letters of credit or cash collateral required to be provided to our counterparties may have a material adverse effect on us.

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

We performed our annual assessment of goodwill and non-amortizing intangibles in the fourth quarter of 2022 and determined that no material impairment was required. However, impairment assessments will be performed in future periods and may result in an impairment loss, which could be material.

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

We are subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other taxes. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these legislative measures. The Tax Cuts and Jobs Act of 2017 (TCJA), enacted December 22, 2017, and the Inflation Reduction Act (IRA), enacted August 16, 2022, both introduced significant changes to current U.S. federal tax law. For example, the IRA includes the enactment of several new proposals, including, but not limited to (i) a corporate alternative minimum tax based on book income and (ii) additional requirements to qualify for enhanced renewable energy tax credits. These changes are complex and continue to be the subject of additional guidance issued by the U.S. Treasury and the Internal Revenue Service. In addition, the reaction to the federal tax changes by the individual states continues to evolve. Our interpretations and assumptions around U.S. tax reform may evolve in future periods as further administrative guidance and regulations are issued, which may materially affect our effective tax rate or tax payments.

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

On the Effective Date, we entered into the TRA with American Stock Transfer & Trust Company, LLC, as the transfer agent. Pursuant to the TRA, we issued beneficial interests in the rights to receive payments under the TRA (TRA Rights) to the first lien creditors of our Predecessor to be held in escrow for the benefit of the first lien creditors of our Predecessor entitled to receive such TRA Rights under the Plan of Reorganization. Our financial statements reflect a liability of $522 million as of December 31, 2022 related to these future payment obligations (see Note 7 to the Financial Statements). This amount is based on certain assumptions as described more fully in the notes to the financial statements and the actual payments made under the TRA could be materially different than this estimate.

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

Our businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in power generation and sale of electricity, natural gas, carbon offsets and renewable energy certificates, and other commodities. Although we attempt to comply with changing legislative and regulatory requirements, there is a risk that we will fail to adapt to any such changes successfully or on a timely basis. Compliance with, or changes to, the requirements under these legal and regulatory regimes, including those proposed or implemented under the Biden administration, may adversely impact our businesses, results of operations, liquidity, financial condition and cash flows.

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

Extreme weather events have resulted, and in the future may result, in efforts by both federal and state government and regulatory agencies to investigate and determine the causes of such events. For example, as a result of Winter Storm Uri, we received a civil investigative demand from the Attorney General of Texas as well as a request for information from ERCOT, NERC, and other regulatory bodies related to this event. The recent Winter Storm Elliott has also led to regulatory requests for information and notices of investigation by NERC, FERC, regional reliability entities, and independent market monitors for regions across the country. Such efforts have resulted, and in the future may result, in changes in laws or regulations that impact our industry and businesses including, but not limited to, additional requirements for winterization of various facets of the electricity supply chain including generation, transmission, and fuel supply; improvements in coordination among the various participants in the electricity supply chain during any future event; restrictions or limitations on the types of plans permitted to be offered to customers; potential revisions to the method or calculation of market compensation and incentives relating to the continued operation of assets that only run periodically, including during extreme weather events or other times of scarcity; and other potential legislative and regulatory corrective actions that may be taken. Previously announced or future legal proceedings, regulatory actions, investigations, or other administrative proceedings involving market participants may lead to adverse determinations or other findings of violations of laws, rules or regulations, any of which may impact the ability of market participants to satisfy, in whole or in part, their respective obligations. The Texas Legislature, the PUCT, and ERCOT have implemented new requirements and continue to consider future market design and other rule changes in response to Winter Storm Uri and other extreme weather events.

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

We are subject to extensive environmental regulation by governmental authorities, including federal and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions and CCR, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on us.

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at our lignite, coal and/or natural gas-fueled generation facilities will satisfy the requirements under any future EPA or state environmental regulations. Some of the recent regulatory actions, such as the EPA's proposed Cross-State Air Pollution Rule Update, the ACE rule and any proposed or future actions to replace the ACE rule, and actions under the Regional Haze program, could require us to install significant additional control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments or plant retirements. These costs or operation impacts could have a material adverse effect on us.

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

There is attention and interest nationally and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress has considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. In July 2019, the EPA finalized the ACE rule that developed emissions guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In January 2021, the ACE rule was vacated by the D.C. Circuit Court and remanded to the EPA for further consideration in accordance with the court's ruling. The D.C. Circuit Court's decision was appealed to the U.S. Supreme Court. In June 2022, the U.S. Supreme Court issued its decision in West Virginia v. EPA, in which it held that the EPA does not have the authority to apply generation shifting in the regulation of GHG emissions. The judgment reversed the D.C. Circuit Court's decision and remanded the case for further proceedings consistent with the U.S. Supreme Court's opinion. The EPA may develop a more stringent and more encompassing rule to replace the ACE rule in its remand proceeding and has been directed by the Biden Administration to review this rule and others promulgated by the EPA during the Trump Administration. Prior to the vacatur and remand by the D.C. Circuit Court, states where we operate coal plants (Texas, Illinois and Ohio) had begun the development of their state plans to comply with the ACE rule. In addition, a number of federal court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change that could require efforts that exceed or are more expensive than our currently planned initiatives or if we are subject to lawsuits for alleged damage to persons or property resulting from GHG emissions.

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

In conjunction with Luminant's announcements in 2017 to retire several power generation assets and related mining operations, along with the continuous reclamation activity at its continuing mining operations for its mines related to the Oak Grove generation asset, Luminant is expected to spend a significant amount of money, internal resources and time to complete the required reclamation activities. For the next five years, Vistra is projected to spend approximately $234 million (on a nominal basis) to achieve its mining reclamation objectives.

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

The competitiveness of our U.S. retail businesses partially depends on state regulatory policies that establish the structure, rules, terms and conditions on which services are offered to retail customers. Specifically, the public utility commissions and/or the attorney generals of the various jurisdictions in which the Retail segment operates may at any time initiate an investigation into whether our retail operations comply with certain commission rules or state laws and whether we have met the requirements for REP certification, including financial requirements. These state policies and investigations, which can include controls on the retail rates our retail businesses can charge, the imposition of additional costs on sales, restrictions on our ability to obtain new customers through various marketing channels and disclosure requirements, investigations into whether our retail operations comply with certain commission rules or state laws and whether we have met the requirements for REP certification, including financial requirements, can affect the competitiveness of our retail businesses. Any removal or revocation of a REP certification would mean that we would no longer be allowed to provide electricity service to retail customers in the applicable jurisdiction, and such decertification could have a material adverse effect on us. Additionally, state or federal imposition of net metering or renewable portfolio standard programs can make it more or less expensive for retail customers to supplement or replace their reliance on grid power. Our retail businesses may have limited ability to influence development of these state rules, regulations and policies, and our business model may be more or less effective, depending on changes to the regulatory environment.

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

Further, our retail business requires us to access, collect, store and transmit sensitive customer data in the ordinary course of business. Concerns about data privacy and data protection have led to increased regulation and other actions that could impact our businesses and changes in data privacy and data protection laws and regulations or any failure to comply with such laws and regulations could adversely affect our business and financial results. Our retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business.

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
•the costs of procuring nuclear fuel, including impacts from restrictions on imports from Russia or China;
•the costs of storing and maintaining spent nuclear fuel at our on-site dry cask storage facility;
•terrorist or cybersecurity attacks by nation-states or other threat actors and the cost to protect and recover against any such attack;
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

The operation and maintenance of power generation facilities and related mining operations involve many risks, including, as applicable, start-up risks, breakdown or failure of facilities, equipment or processes, operator error, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source, the ability to timely obtain parts for equipment repairs, the inability to transport our product to our customers in an efficient manner due to the lack of transmission capacity or the impact of unusual or adverse weather conditions or other natural events, or terrorist attacks, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in substantial lost revenues and/or increased expenses. A significant number of our facilities were constructed many years ago. Older generating equipment, even if maintained or refurbished in accordance with good engineering practices, may require significant capital expenditures to operate at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive generation market and the prospect of continuing low wholesale electricity prices that may not justify sustained or year-round operation of all our generation facilities, (b) any unexpected failure to generate power, including failure caused by equipment breakdown or unplanned outage (whether by order of applicable governmental regulatory authorities, the impact of weather events or natural disasters or otherwise), (c) damage to facilities due to storms, natural disasters, wars, terrorist or cyber/data security acts, including nation-state attacks or organized cyber and other catastrophic events and (d) the passage of time and normal wear and tear. Further, our ability to successfully and timely complete routine maintenance or other capital projects at our existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs or losses and write downs of our investment in the project.

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

We have been and may in the future be materially and adversely affected by obligations to comply with federal and state regulations, laws, and other legal requirements that govern the operations, assessments, storage, closure, corrective action, disposal and monitoring relating to CCR.

As a result of electricity produced for decades at coal-fueled power plants in Illinois, Texas and Ohio, we manage large amounts of CCR material in surface impoundments. In addition to the federal requirements under the CCR rule, CCR surface impoundments will continue to be regulated by existing state laws, regulations and permits, as well as additional legal requirements that may be imposed in the future. These federal and state laws, regulations and other legal requirements may require or result in additional expenditures, increased operating and maintenance costs and/or result in closure of certain power generating facilities, which could affect the results of operations, financial position and cash flows of the Company. We have recognized ARO related to these CCR-related requirements. As the closure and CCR management work progresses and final closure plans and corrective action measures are developed and approved at each site, the scope and complexity of work and the amount of CCR material could be greater than current estimates and could, therefore, materially impact earnings through increased compliance expenditures.

The EPA has been directed by the Biden Administration to review a number of environmental rules adopted by the EPA during the Trump Administration, including the CCR rule, the ELG rule, the ACE rule and the particulate matter (PM) and NAAQS rules. All of these rules may significantly and adversely impact our existing coal fleet and may lead to accelerated plant closure timeframes. In addition, the expected replacement to the ACE rule and NAAQS also have the potential to adversely impact our gas-fired units.

The EPA is reviewing applications submitted by us to extend closure deadlines for many of our CCR impoundments. The scope and cost of that closure work could increase significantly based on new or potential requirements imposed by the EPA or state agencies, including the EPA's interpretations on requirements for closure of CCR units. There is no assurance that our current assumptions for closure activities will be accepted by the EPA. If ponds must be closed sooner than anticipated, plant closures timeframes may be accelerated.

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

We have been and may in the future be materially and adversely affected by the effects of extreme weather conditions and seasonality.

We have been and may in the future be materially affected by weather conditions and our businesses may fluctuate substantially on a seasonal basis as the weather changes. In addition, we are subject to the effects of extreme weather conditions, including sustained or extreme cold or hot temperatures, hurricanes, floods, droughts, storms, fires, earthquakes or other natural disasters, which could stress our generation facilities and grid reliability, limit our ability to procure adequate fuel supply, or result in outages, damage or destroy our assets and result in casualty losses that are not ultimately offset by insurance proceeds, and could require increased capital expenditures or maintenance costs, including supply chain costs.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, as a result of a number of factors, including (a) a protracted slowdown of broad sectors of the economy, (b) changes in demand or supply for commodities, (c) significant changes in legislation or regulatory policy to address the pandemic (including prohibitions on certain marketing channels, moratoriums or conditions on disconnections or limits or restrictions on late fees), (d) reduced demand for electricity (particularly from commercial and industrial customers), (e) increased late or uncollectible customer payments, (f) negative impacts on the health of our workforce, (g) a deterioration of our ability to ensure business continuity (including increased vulnerability to cyber and other information technology risks as a result of a significant portion of our workforce continuing to work from home), and (h) the inability of the Company's contractors, suppliers, and other business partners to fulfill their contractual obligations.

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

As of December 31, 2022, we had approximately 1,295 employees covered by collective bargaining agreements. The terms of all current collective bargaining agreements covering represented personnel engaged in lignite mining operations, lignite-, coal-, natural gas- and nuclear-fueled generation operation, as well as some battery operations, expire on various dates between March 2023 and August 2025, but remain effective thereafter unless and until terminated by either party. In the event that our union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strife or disruption, we would be responsible for procuring replacement labor or we could experience reduced power generation or outages. We have in place strike contingency plans that address the procurement of replacement labor. Strikes, work stoppages or the inability to negotiate current or future collective bargaining agreements on favorable terms or at all could have a material adverse effect on us.

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

We may not pay any dividends on our common stock in the future, and we may not realize the anticipated benefits of our share repurchase program.

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

In October 2021, our Board approved a share repurchase program under which up to $2.0 billion of our outstanding common stock may be repurchased. In August 2022, our Board authorized an incremental $1.25 billion for repurchases to bring the total authorized under the share repurchase program to $3.25 billion. Under this share repurchase program or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions. The timing and amount of repurchases, if any, will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation, investor confidence and the price of our common stock.

Holders of our preferred stock may have interests and rights that are different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 100,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. As of December 31, 2022, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock were issued and outstanding. The Preferred Stock represents a perpetual equity interest in the Company and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date; provided, the Company may redeem the Preferred Stock at the specified times (or upon certain specified events) at the applicable redemption price set forth in the certificate of designation of each of the Series A Preferred Stock and Series B Preferred Stock, respectively (Certificates of Designation). The Preferred Stock is not convertible into or exchangeable for any other securities of the Company. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $1,000 plus accrued and unpaid dividends thereon, if any.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

Luminant's asset fleet as of December 31, 2022, all of which are 100% (fee simple) owned, consists of power generation and battery ESS units in six ISOs/RTOs, with the location, ISO/RTO, technology, primary fuel type and net capacity for each generation facility shown in the table below:

Facility	Location	ISO/RTO	Technology	Primary Fuel (a)	Net Capacity (MW) (b)
Ennis	Ennis, TX	ERCOT	CCGT	Natural Gas	366
Forney	Forney, TX	ERCOT	CCGT	Natural Gas	1,912
Hays	San Marcos, TX	ERCOT	CCGT	Natural Gas	1,047
Lamar	Paris, TX	ERCOT	CCGT	Natural Gas	1,076
Midlothian	Midlothian, TX	ERCOT	CCGT	Natural Gas	1,596
Odessa	Odessa, TX	ERCOT	CCGT	Natural Gas	1,054
Wise	Poolville, TX	ERCOT	CCGT	Natural Gas	787
Martin Lake	Tatum, TX	ERCOT	ST	Coal	2,250
Oak Grove	Franklin, TX	ERCOT	ST	Coal	1,600
DeCordova	Granbury, TX	ERCOT	CT	Natural Gas	260
Graham	Graham, TX	ERCOT	ST	Natural Gas	630
Lake Hubbard	Dallas, TX	ERCOT	ST	Natural Gas	921
Morgan Creek	Colorado City, TX	ERCOT	CT	Natural Gas	390
Permian Basin	Monahans, TX	ERCOT	CT	Natural Gas	325
Stryker Creek	Rusk, TX	ERCOT	ST	Natural Gas	685
Trinidad	Trinidad, TX	ERCOT	ST	Natural Gas	244
Comanche Peak	Glen Rose, TX	ERCOT	Nuclear	Nuclear	2,400
Brightside	Live Oak County, TX	ERCOT	Solar	Renewable	50
Emerald Grove	Crane County, TX	ERCOT	Solar	Renewable	108
Upton 2	Upton County, TX	ERCOT	Solar/Battery	Renewable	180
DeCordova	Granbury, TX	ERCOT	Battery	Renewable	260
Total Texas Segment					18,141
Fayette	Masontown, PA	PJM	CCGT	Natural Gas	726
Hanging Rock	Ironton, OH	PJM	CCGT	Natural Gas	1,430
Hopewell	Hopewell, VA	PJM	CCGT	Natural Gas	370
Kendall	Minooka, IL	PJM	CCGT	Natural Gas	1,288
Liberty	Eddystone, PA	PJM	CCGT	Natural Gas	607
Ontelaunee	Reading, PA	PJM	CCGT	Natural Gas	600
Sayreville	Sayreville, NJ	PJM	CCGT	Natural Gas	349
Washington	Beverly, OH	PJM	CCGT	Natural Gas	711
Calumet	Chicago, IL	PJM	CT	Natural Gas	380
Dicks Creek	Monroe, OH	PJM	CT	Natural Gas	155
Miami Fort (CT)	North Bend, OH	PJM	CT	Fuel Oil	77
Pleasants	Saint Marys, WV	PJM	CT	Natural Gas	388
Richland	Defiance, OH	PJM	CT	Natural Gas	423
Stryker	Stryker, OH	PJM	CT	Fuel Oil	16
Bellingham	Bellingham, MA	ISO-NE	CCGT	Natural Gas	566
Blackstone	Blackstone, MA	ISO-NE	CCGT	Natural Gas	544
Casco Bay	Veazie, ME	ISO-NE	CCGT	Natural Gas	543
Lake Road	Dayville, CT	ISO-NE	CCGT	Natural Gas	827
Masspower	Indian Orchard, MA	ISO-NE	CCGT	Natural Gas	281

Facility	Location	ISO/RTO	Technology	Primary Fuel (a)	Net Capacity (MW) (b)
Milford	Milford, CT	ISO-NE	CCGT	Natural Gas	600
Independence	Oswego, NY	NYISO	CCGT	Natural Gas	1,212
Total East Segment					12,093
Moss Landing 1 & 2	Moss Landing, CA	CAISO	CCGT	Natural Gas	1,020
Moss Landing	Moss Landing, CA	CAISO	Battery	Renewable	400
Oakland	Oakland, CA	CAISO	CT	Fuel Oil	110
Total West Segment					1,530
Coleto Creek	Goliad, TX	ERCOT	ST	Coal	650
Baldwin	Baldwin, IL	MISO	ST	Coal	1,185
Edwards (c)	Bartonville, IL	MISO	ST	Coal	585
Newton	Newton, IL	MISO	ST	Coal	615
Kincaid	Kincaid, IL	PJM	ST	Coal	1,108
Miami Fort 7 & 8	North Bend, OH	PJM	ST	Coal	1,020
Total Sunset Segment					5,163
Total capacity					36,927
___________
(a)Renewable represents generation assets fueled by renewable sources including energy storage and solar, which do not have significant fuel costs.
(b)Approximate net generation capacity. Actual net generation capacity may vary based on a number of factors, including ambient temperature. We have not included units that have been retired or are out of operation.
(c)Final day of operation was December 31, 2022. Retired on January 1, 2023.

See Note 2 to the Financial Statements for discussion of our solar and battery energy storage projects currently under development and Note 3 to the Financial Statements for discussion of our retirement of certain generation facilities.

Our wholesale commodity risk management group also procures renewable energy credits from renewable generation in ERCOT to support our electricity sales to wholesale and retail customers to satisfy the increasing demand for renewable resources from such customers. As of December 31, 2022, Vistra had long-term agreements to procure renewable energy credits from approximately 885 MW of renewable generation. These renewable generation sources deliver electricity when conditions make them available, and, when on-line, they generally compete with baseload units. Because they cannot be relied upon to meet demand continuously due to their dependence on weather and time of day, these generation sources are categorized as non-dispatchable and create the need for intermediate/load-following resources to respond to changes in their output.

Fuel Supply

Nuclear — We own and operate two nuclear generation units at the Comanche Peak plant site in ERCOT, each of which is designed for a capacity of 1,200 MW. Comanche Peak Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which occurred in 2020. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. The Comanche Peak facility operated at a capacity factor of 94%, 96% and 97% in 2022, 2021 and 2020, respectively.

We have contracts in place for all of our 2023 through 2025 nuclear fuel requirements. We do not anticipate any significant difficulties in acquiring uranium and contracting for associated conversion, enrichment and fabrication services in the foreseeable future.

Natural Gas — Our natural gas-fueled generation fleet is comprised of 23 CCGT generating facilities totaling 19,512 MW and 11 peaking generation facilities totaling 4,801 MW. We satisfy our fuel requirements at these facilities through a combination of spot market and near-term purchase contracts. Additionally, we have near-term natural gas transportation agreements in place to ensure reliable fuel supply.

Coal/Lignite — Our coal/lignite-fueled generation fleet is comprised of eight generation facilities totaling 9,013 MW of generation capacity, including the 585 MW Edwards facility that was retired on January 1, 2023. Maintenance outages at these units are scheduled during the spring or fall off-peak demand periods. We meet our fuel requirements at our coal-fueled generation facilities in PJM and MISO with coal purchased from multiple suppliers under contracts of various lengths and transported to the facilities by either railcar or barges. We meet our fuel requirements in ERCOT using lignite that we mine at the Oak Grove generation facility and coal purchased and transported by railcar at the Coleto Creek and Martin Lake generation facilities.

Item 3.LEGAL PROCEEDINGS

See Note 12 to the Financial Statements for discussion of litigation, including matters related to our generation facilities and EPA reviews.

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

As of February 23, 2023, there were 381,453,001 shares of common stock issued and outstanding and 554 stockholders of record.

In November 2018, we announced that the Board had adopted a common stock dividend program which we initiated in the first quarter of 2019. Our common stockholders are entitled to receive any such dividends or other distributions ratably. In February 2023, our Board declared a quarterly dividend of $0.1975 per share that will be paid in March 2023. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and contractual limitations. For additional details, see Item 1A. Risk Factors and Note 13 to the Financial Statements.

Stock Performance Graph

The performance graph below compares Vistra's cumulative total return on common stock for the period from May 10, 2017 (the date we were listed on the NYSE) through December 31, 2022 with the cumulative total returns of the S&P 500 Stock Index (S&P 500) and the S&P Utility Index (S&P Utilities). The graph below compares the return in each period assuming that $100 was invested at May 10, 2017 in Vistra's common stock, the S&P 500 and the S&P Utilities, and that all dividends were reinvested.

Share Repurchase Program

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
October 1 - October 31, 2022	6,876,619	$22.01	6,876,619	$1,197
November 1 - November 30, 2022	6,022,173	$23.46	6,022,173	$1,055
December 1 - December 31, 2022	2,112,632	$23.91	2,112,632	$1,005
For the quarter ended December 31, 2022	15,011,424	$22.86	15,011,424	$1,005

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. In August 2022, the Board authorized an incremental $1.25 billion for repurchases to bring the total authorized under the Share Repurchase Program to $3.25 billion. We expect to complete repurchases under the Share Repurchase Program by the end of 2023.

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

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this annual report on Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part I, Item 1A "Risk Factors" and other risks discussed herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Part II, Item 8 of this annual report on Form 10-K for the year ended December 31, 2022. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those statements. The discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 and for the year ended December 31, 2021 compared to the year ended December 31, 2020 are included in Item 7. Management's Discussion and Analysis of Financial Condition and Results in our 2021 Form 10-K and are incorporated herein by reference.

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

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 19 to the Financial Statements for further information concerning our reportable business segments.

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

Significant Activities and Events and Items Influencing Future Performance

Climate Change, Investments in Clean Energy and CO2 Reductions

Environmental Regulations — We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. Environmental regulations could have a material impact on our business, such as certain corrective action measures that may be required under the CCR rule and the Effluent Limitation Guidelines (ELG) rule. See Item 1. Business – Environmental Regulations and Related Considerations, and Item 1A. Risk Factors – Regulatory and Legislative Risks and Note 12 to the Financial Statements. However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

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

Green Finance Framework — In December 2021, we announced the publication of our Green Finance Framework, which allows us to issue green financial instruments to fund new or existing projects that support renewable energy and energy efficiency with alignment to our ESG strategy. See Preferred Stock Offerings below for discussion of the Series B Preferred Securities issued under our Green Finance Framework.

Solar Generation and Energy Storage Projects —

•In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation and the 260 MW of battery ESS came online in 2022.
•In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act.
•In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy and energy settlement contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy and energy settlement contract in April 2022.

We will only invest in these growth projects if we are confident in the expected returns. See Note 2 to the Financial Statements for a summary of our solar and battery ESS projects.

CO2 Reductions — In September 2020 and December 2020, we announced our intention to retire (a) all of our remaining coal generation facilities in Illinois and Ohio, (b) one coal generation facility in Texas and (c) one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 12 to the Financial Statements), and in furtherance of our efforts to significantly reduce our carbon footprint. In June 2022, September 2022 and January 2023, we retired the Zimmer coal-fueled generation facility, the Joppa generation facilities and the Edwards coal-fueled generation facility, respectively. See Note 3 to the Financial Statements for a summary of these planned generation retirements.

Comanche Peak Nuclear Plant License Renewal

In October 2022, we announced the submission of our application to the NRC for license renewal at our two-unit Comanche Peak Nuclear Plant. The current licenses for Units 1 and 2 extend into 2030 and 2033, respectively, and we are applying to renew the licenses into 2050 and 2053, respectively.

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, implements substantial new and modified energy tax credits, including a nuclear production tax credit (PTC), a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. Vistra is not subject to the CAMT in the next fiscal year since it applies only to corporations that have a three-year average annual adjusted financial statement income in excess of $1 billion. The excise tax is not expected to have a material impact on our financial statements. As of December 31, 2022, we have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability.

Macroeconomic Conditions

Global market demand, geopolitical events and high natural gas price volatility have resulted in increased market prices for energy and other commodities, and we expect these conditions to persist, in particular in the near term. Due in large part to the Russia and Ukraine conflict as well as other factors, we have experienced substantial shifts in commodity prices, which in turn have (i) facilitated our comprehensive hedging strategy which we believe has positioned us to lock in significant revenues and Adjusted EBITDA opportunities in 2023 through 2025, (ii) led to significant mark-to-market impacts on forward commodity derivative instruments, and (iii) combined with our comprehensive hedging strategy, resulted in significant increases in our collateral posting obligations and required substantial liquidity to support such obligations. Additionally, we continue to monitor domestic drivers of gas prices, including the pace of investment and buildout of liquefied natural gas (LNG) export capabilities, which have the potential to more closely align U.S. natural gas pricing with the further elevated international gas markets over the next couple of years. See also Financial Condition for further discussion of our collateral posting obligations and liquidity management activities.

We continue to monitor the impacts of energy volatility on the retail and associated default service markets. As electricity pricing trended higher in 2022, we experienced increased customer migration to the default service provider in territories outside of Texas, where default service rates do not yet fully reflect the higher commodity pricing environment. Generators (including Vistra) with contracts to serve a percentage of the resultingly higher than planned default service load (previously awarded through the default service auction process) are likely to incur losses on these particular default service contracts, as estimates of the potential migration were lower than the level of migration that was realized and the underlying cost to provide the incremental power rose above the contracted revenue rate. As a result of this customer migration, we incurred losses in 2022 and anticipate these losses will continue to have a negative impact on our East segment through the end of these default service contracts in mid-2023.

With forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of December 31, 2022, we have hedged approximately 73% of our expected generation volumes on average for the three-year period 2023 to 2025 (with approximately 90% hedged for 2023 and approximately 76% hedged for 2024).

Changes to the geopolitical situation and the inflationary environment, among other factors, have also created supply chain constraints that have reduced the availability and increased the costs of certain fuels, such as coal, reduced the availability of certain equipment and supply relevant to construction of renewables projects, and increased the lead time to procure certain materials necessary to maintain our natural gas, nuclear and coal fleet. We are proactively managing the increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects from 2022 to 2023 and beyond. In addition, we have proactively engaged our suppliers to secure key materials needed to maintain our existing generation facilities prior to future planned outages, and our Vistra Zero operational and development projects are anticipated to benefit from the impact of the recently passed IRA. The inflationary environment has also led to, and is expected to cause further increases in, interest rates, resulting in increased refinancing or borrowing costs, including project financing for our development projects.

Additionally, we have been monitoring, and will continue to closely monitor, developments of the Russia and Ukraine conflict, including sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, as well as actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. Our 2022 refueling has not been affected by the Russia and Ukraine conflict. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel, and therefore, we expect to have enough nuclear fuel to support all our refueling needs through 2025. We are taking affirmative action by including mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facility. If imports from Russia were restricted, U.S. merchant nuclear power generators could be challenged in their refueling operations in future years.

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

The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021 after taking into account approximately $544 million in securitization proceeds Vistra received from ERCOT as further described below. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

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

Dividend Program

In November 2018, we announced that the Board had adopted a dividend program which we initiated in the first quarter of 2019. During the years ended December 31, 2022, 2021 and 2020, we paid dividends to common stockholders totaling $302 million, $290 million and $266 million, respectively. See Note 13 to the Financial Statements for more information about our dividend program.

Share Repurchase Program

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. In August 2022, the Board authorized an incremental $1.25 billion for repurchases to bring the total authorized under the Share Repurchase Program to $3.25 billion. We expect to complete repurchases under the current $3.25 billion Share Repurchase Program by the end of 2023.

	$3.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Year Ended December 31, 2021	19,330,365	$21.16	$409
Year Ended December 31, 2022	78,470,547	23.40	1,836
Total repurchased through December 31, 2022	97,800,912	$22.96	$2,245	$1,005
January 1, 2023 through February 23, 2023	8,824,640	22.72	201
Total repurchased through February 23, 2023	106,625,552	$22.94	$2,446	$804

See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program.

Preferred Stock Offerings

In October 2021, we issued 1,000,000 shares of Series A Preferred Stock in a private offering (Offering). The net proceeds of the Offering were approximately $990 million, after deducting underwriting commissions and offering expenses. We intend to use the net proceeds from the Offering to repurchase shares of our outstanding common stock under the Share Repurchase Program (discussed above).

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

See Note 13 to the Financial Statements for more information concerning the Series A Preferred Stock and the Series B Preferred Stock.

Debt Activity

We have stated our objective to reduce our consolidated net leverage. We also intend to continue to simplify and optimize our capital structure, maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities and/or reduce ongoing interest expense. While the financial impacts resulting from Winter Storm Uri and higher margining requirements as a result of increasing power and natural gas prices have caused an increase in our consolidated net leverage, the Company remains committed to a strong balance sheet. See Note 10 to the Financial Statements for details of our debt activity and Note 9 to the Financial Statements for details of our accounts receivable financing.

Vistra Operations Credit Agreement Amendments — In April 2022 and July 2022, the Vistra Operations Credit Agreement was amended to, among other things, (i) establish new classes of extended revolving credit commitments maturing in April 2027 in aggregate amounts of $2.8 billion and $725 million as of April 2022 and July 2022, respectively, (ii) appoint certain additional revolving letter of credit issuers, and (iii) require Vistra Operations to terminate at least $350 million in revolving commitments maturing April 29, 2027 by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. In accordance with this requirement, effective December 30, 2022, Vistra Operations terminated $350 million in revolving commitments. After giving effect to the reduction, Vistra Operations has $3.175 billion of revolving credit commitments maturing in April 2027. See Note 10 to the Financial Statements for details of the Vistra Operations Credit Agreement amendments.

Commodity-Linked Revolving Credit Facility — In February 2022, Vistra Operations entered into a credit agreement by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. The Credit Agreement provides for a senior secured commodity-linked revolving credit facility (the Commodity-Linked Facility). Vistra Operations intends to use the liquidity provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time-to time and for other working capital and general corporate purposes. In May 2022, June 2022 and October 2022, the Credit Agreement was amended to, among other things, (i) effect certain additions and reductions (as applicable) to the revolving commitments of certain lenders, and extend the maturity date thereof, (ii) modify certain pricing provisions, financial covenants and provisions related to the collateral, and (iii) adjust certain borrowing and repayment provisions, including the calculation of the borrowing base. See Note 10 to the Financial Statements for more information concerning the Commodity-Linked Facility.

Capacity Markets

PJM — Reliability Pricing Model (RPM) auction results, for the zones in which our assets are located, are as follows for each planning year:

	2022-2023	2023-2024	2024-2025
	(average price per MW-day)
RTO zone	$50.00	$34.13	$28.92
ComEd zone	68.96	34.13	28.92
MAAC zone	95.79	49.49	49.49
EMAAC zone	97.86	49.49	54.95
ATSI zone	50.00	34.13	28.92
DEOK zone	71.69	34.13	96.24

Our capacity sales in PJM, net of purchases, aggregated by planning year and capacity type through planning year 2024-2025, are as follows:

	2022-2023		2023-2024		2024-2025
	East Segment	Sunset Segment	East Segment	Sunset Segment	East Segment	Sunset Segment
CP auction capacity sold, net (MW)	5,964	1,519	5,538	1,332	5,567	1,338
Bilateral capacity sold, net (MW)	311	124	343	—	400	—
Total segment capacity sold, net (MW)	6,275	1,643	5,881	1,332	5,967	1,338
Average price per MW-day	$64.46	$66.54	$38.45	$34.13	$36.80	$75.37

NYISO — The most recent seasonal auction results for NYISO's Rest-of-State zones, in which the capacity for our Independence plant clears, are as follows for each planning period:

Winter 2022 - 2023
Price per kW-month	$1.18

Due to the short-term, seasonal nature of the NYISO capacity auctions, we monetize the majority of our capacity through bilateral trades. Our capacity sales, aggregated by season through winter 2024-2025, are as follows:

	East Segment
	Winter 2022 - 2023	Summer 2023	Winter 2023 - 2024	Summer 2024	Winter 2024 - 2025
Auction capacity sold (MW)	90	—	—	—	—
Bilateral capacity sold (MW)	1,094	936	670	299	100
Total capacity sold (MW)	1,184	936	670	299	100
Average price per kW-month	$1.29	$2.86	$1.66	$2.00	$2.00

ISO-NE — The most recent Forward Capacity Auction results for ISO-NE Rest-of-Pool, in which most of our assets are located, are as follows for each planning year:

	2022-2023	2023-2024	2024-2025	2025-2026
Price per kW-month	$3.80	$2.00	$2.61	$2.59

Performance incentive rules increase capacity payments for those resources that are providing excess energy or reserves during a shortage event, while penalizing those that produce less than the required level. We continue to market and pursue longer term multi-year capacity transactions that extend through planning year 2025-2026.

	East Segment
	2022-2023	2023-2024	2024-2025	2025-2026
Auction capacity sold (MW)	3,125	3,091	2,967	3,032
Bilateral capacity sold (MW)	97	20	78	78
Total capacity sold (MW)	3,222	3,111	3,045	3,110
Average price per kW-month	$3.82	$2.12	$3.18	$2.72

MISO — The capacity auction results for MISO Local Resource Zone 4, in which our assets are located, are as follows for each planning year:

2022-2023
Price per MW-day	$236.66

MISO capacity sales through planning year 2025-2026 are as follows:

	Sunset Segment
	2022-2023	2023-2024	2024-2025	2025-2026
Bilateral capacity sold in MISO (MW)	1,672	1,394	471	209
Total MISO segment capacity sold (MW)	1,672	1,394	471	209
Average price per kW-month	$2.57	$4.54	$4.51	$5.19

CAISO — Our capacity sales in CAISO, aggregated by calendar year for 2023 through 2024 for Moss Landing, are as follows:

	West Segment
	2023	2024
Bilateral capacity sold (Avg MW)	1,481	1,770

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

Natural Gas Price and Market Heat Rate Exposure

The price of power is typically set by natural gas-fueled generation facilities, with wholesale prices generally tracking increases or decreases in the price of natural gas, with exceptions such as those periods during which ERCOT power prices rise significantly as a result of the scarcity of available generation resources relative to power demand. Natural gas prices have historically been volatile.

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

We have engaged in natural gas hedging activities to mitigate the risk of higher or lower wholesale electricity prices that have corresponded to increases or declines in natural gas prices. When natural gas prices are elevated or depressed, we continue to seek opportunities to manage our wholesale power price exposure through hedging activities, including forward wholesale and retail electricity sales.

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of December 31, 2022 were as follows:

	2023	2024
Nuclear/Renewable/Coal Generation:
Texas	94%	86%
Sunset	88%	47%
Gas Generation:
Texas	83%	58%
East	91%	72%
West	91%	79%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of December 31, 2022.

	2023	2024
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$8	$16
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(7)	$(16)
Gas Generation: $1.00/MWh increase in spark spread	$9	$19
Gas Generation: $1.00/MWh decrease in spark spread	$(8)	$(18)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$3	$(12)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(7)	$6
East:
Gas Generation: $1.00/MWh increase in spark spread	$6	$16
Gas Generation: $1.00/MWh decrease in spark spread	$(5)	$(14)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(4)	$(5)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$4	$5
West:
Gas Generation: $1.00/MWh increase in spark spread	$1	$1
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$8	$33
Coal Generation: $2.50/MWh decrease in power price	$(7)	$(32)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(6)	$(12)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$6	$12

Competitive Retail Markets and Customer Retention

Competitive retail activity in ERCOT has resulted in retail customer churn as customers switch retail electricity providers for various reasons. Based on numbers of meters, our total retail customer counts increased approximately 3%, 3% and 1% in 2022, 2021 and 2020, respectively. Based upon December 31, 2022 results discussed below in Results of Operations, a 1% decline in retail customers in ERCOT would result in a decline in annual revenues of approximately $68 million. In responding to the competitive landscape in the ERCOT market, we have attempted to reduce overall customer losses by focusing on the following key initiatives:

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

Exposures Related to Nuclear Asset Outages

Our nuclear assets are comprised of two generation units at the Comanche Peak facility, each with an installed nameplate generation capacity of 1,200 MW. As of December 31, 2022, these units represented approximately 6% of our total generation capacity. The nuclear generation units represent our lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage at the same time, the unfavorable impact to pretax earnings is estimated (based upon forward electricity market prices for 2023 at December 31, 2022) to be approximately $2 million per day before consideration of any costs to repair the cause of such outages or receipt of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 12 to the Financial Statements to understand the importance and limits of our insurance protection.

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

While the Company has not experienced a cyber/data event causing any material operational, reputational or financial impact, we recognize the growing threat within the general marketplace and our industry, and are proactively making strategic investments in our perimeter and internal defenses, cyber/data security operations center and regulatory compliance activities. We have controls in place designed to protect our infrastructure, provide our employees awareness training of cybersecurity threats, routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of our information technology systems and controls, and we regularly enhance our security measures to protect our systems and data, including encryption, tokenization and authentication technologies to mitigate cybersecurity risks and increasing our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. In response to the fact that a portion of our workforce operates within a hybrid work environment, we have reduced our attack surface process and technology, which removes remote network risk from our internal systems, assets, or data.

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

Critical Accounting Estimates

We follow accounting principles generally accepted in the U.S. Application of these accounting policies in the preparation of our consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

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

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. Such changes in fair value are accounted for as unrealized mark-to-market gains and losses in net income with an offset to derivative assets and liabilities. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. Where quoted market prices are not available, the fair value is based on unobservable inputs, which require significant judgment. Derivative instruments valued based on unobservable inputs primarily include (i) forward sales and purchases of electricity, natural gas and coal, (ii) electricity, natural gas and coal options, and (iii) financial transmission rights. In computing fair value for derivatives, each forward pricing curve is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by exchange markets, broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using proprietary modeling techniques that take into account available market information and other inputs that might not be readily observable in the market. Any significant changes to these inputs could result in a material change to the value of the assets or liabilities recorded on our consolidated balance sheets and could result in a material change to the unrealized gains or losses recorded in our consolidated statements of operations. We estimate fair value as described in Note 14 to the Financial Statements.

Accounting standards related to derivative instruments and hedging activities allow for normal purchase or sale elections, which generally eliminate the requirement for mark-to-market recognition in net income. Normal purchases and sales (NPNS) are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business and are not subject to mark-to-market accounting if the NPNS election is made and are accounted for on an accrual basis. Determining whether a contract qualifies for the normal purchase or sale election requires judgment as to whether or not the contract will physically deliver and requires that management ensure compliance with all associated qualification and documentation requirements. If it is determined that a transaction designated as a normal purchase or sale no longer meets the scope exception due to changes in estimates, the related contract would be recorded on the balance sheet at fair value with immediate recognition through earnings.

See Note 15 to the Financial Statements for further discussion regarding derivative instruments.

Accounting for Income Taxes

Our income tax expense and related consolidated balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve estimates and judgments of the timing and probability of recognition of income and deductions by taxing authorities. Further, we assess the likelihood that we will be able to realize or utilize our deferred tax assets. If realization is not more likely than not, we would record a valuation allowance against such deferred tax assets for the amount we would not expect to utilize, which would reduce the carrying value of the deferred tax amounts. When evaluating the need for a valuation allowance, we consider all available positive and negative evidence, including the following:

•the creation and timing of future income associated with the reversal of deferred tax liabilities in excess of deferred tax assets;
•the existence, or lack thereof, of statutory limitations on the period that net operating losses may be carried forward; and
•the amounts and history of income or losses, adjusted for certain non-recurring items.

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

See Notes 1 and 6 to the Financial Statements for further discussion of income tax matters.

Accounting for Tax Receivable Agreement (TRA)

On the Effective Date, Vistra entered into the TRA with a transfer agent. Pursuant to the TRA, we issued the TRA Rights for the benefit of the first-lien creditors of TCEH entitled to receive such TRA Rights under the Plan of Reorganization. Vistra reflected the obligation associated with TRA Rights at fair value in the amount of $574 million as of the Effective Date related to these future payment obligations. As of December 31, 2022, the TRA obligation has been adjusted to $522 million. During the year ended December 31, 2022, we recorded an increase to the carrying value of the TRA obligation totaling $64 million as a result of adjustments to forecasted book and taxable income due to increases in commodity price forecasts. As of December 31, 2022, expected undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion. The TRA obligation value is the discounted amount of projected payments to be made each year under the TRA, based on certain assumptions, including but not limited to:

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

There may be significant changes, which may be material, to the estimate of the related liability due to various reasons including changes in federal and state tax laws and regulations, changes in estimates of the amount or timing of future consolidated taxable income, utilization of acquired net operating losses, reversals of temporary book/tax differences and other items. Changes in those estimates are recognized as adjustments to the related TRA Rights liability, with offsetting impacts recorded in the consolidated statements of operations as Impacts of Tax Receivable Agreement. See Note 7 to the Financial Statements.

Asset Retirement Obligations (ARO)

As part of business combination accounting, new fair values were established for all AROs assumed in the Merger. A liability is initially recorded at fair value for an ARO associated with the legal obligation associated with law, regulatory, contractual or constructive retirement requirements of tangible long-lived assets. These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, and remediation or closure of coal ash basins. In estimating the ARO liability, we are required to make significant estimates and assumptions.

For the estimates and assumptions of the nuclear generation plant decommissioning, we use unit-by-unit decommissioning cost studies to provide a marketplace assessment of the expected costs (in current year dollars) and timing of decommissioning activities, which are validated by comparison to current decommissioning projects within the industry and other estimates. Decommissioning cost studies are updated for each of our nuclear units at least every five years unless circumstances warrant a more frequent update. In estimating the liability for December 31, 2022, we have included an assumption that Vistra receives a license extension of 20 years from the NRC to continue to operate Comanche Peak Units 1 and 2 through 2050 and 2053, respectively. The costs to ultimately decommission the facility are recoverable through the regulatory rate making process as part of Oncor's delivery fees and therefore changes in estimates of the ARO do not impact Vistra's earnings.

The estimates and assumptions required for the mining land reclamation related to lignite mining, such as costs to fill in mining pits and interpretation of the mining permit closure requirements, are complex and require a significant amount of judgment. To develop the estimate of costs to fill in mining pits, we utilize a complex proprietary model to estimate the volume of the pit. A significant portion of the estimate is associated with the Asset Closure segment, thus related to closed facilities with changes in the estimate recorded to our consolidated statements of operations.

These obligations are adjusted on a regular basis to reflect the passage of time and to incorporate revisions to the following significant estimates and assumptions:

•estimation of dates for retirement, which can be dependent on environmental and other legislation;
•amounts and timing of future cash expenditures associated with retirement, settlement or remediation activities;
•discount rates;
•cost escalation factors;
•market risk premium;
•inflation rates; and
•if applicable, past experience with government regulators regarding similar obligations.

For the next five years, Vistra is projected to spend approximately $432 million (on a nominal basis) to achieve its mining reclamation and other coal ash remediation objectives. During the years ended December 31, 2022, 2021 and 2020, we transferred $61 million, zero and $15 million, respectively, in ARO obligations to third parties for remediation. Any remaining unpaid third-party obligation was reclassified to other current liabilities and other noncurrent liabilities and deferred credits in our consolidated balance sheets.

See Note 20 to the Financial Statements for additional discussion of ARO obligations and adjustments made to the ARO obligation estimates during the years ended December 31, 2022, 2021 and 2020.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. For our generation assets, possible indications include an expectation of continuing long-term declines in natural gas prices and/or market heat rates or an expectation that "more likely than not" a generation asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of our property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual generation units that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing. See Note 20 to the Financial Statements for discussion of impairments of long-lived assets recorded in the years ended December 31, 2022, 2021 and 2020.

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

Goodwill and intangible assets with indefinite useful lives, such as the intangible asset related to the trade names of TXU EnergyTM, Ambit Energy, 4Change EnergyTM, Homefield, Dynegy Energy Services, TriEagle Energy, Public Power and U.S. Gas & Electric, respectively, are required to be evaluated for impairment at least annually (we have selected October 1 as our annual impairment test date) or whenever events or changes in circumstances indicate an impairment may exist, such as the indicators used to evaluate impairments to long-lived assets discussed above or declines in values of comparable public companies in our industry.

As of December 31, 2022, our goodwill balances totaled $2.461 billion and $122 million for our Retail reporting unit and Texas Generation reporting unit, respectively. Under this goodwill impairment analysis, if at the assessment date, a reporting unit’s carrying value exceeds its estimated fair value, the excess carrying value is written off as an impairment charge. Accounting standards allow a company to qualitatively assess if the carrying value of a reporting unit with goodwill is more likely than not less than the fair value of that reporting unit. If the entity determines the carrying value, including goodwill, is not more likely greater than the fair value, no further testing of goodwill for impairment is required. On the most recent goodwill testing date, we performed a qualitative assessment and determined that it was more likely than not that the fair value of our Retail and Texas Generation reporting units exceeded their carrying value at October 1, 2022. Significant qualitative factors evaluated included reporting unit financial performance and market multiples, general macroeconomic, industry, and market conditions, cost factors, customer attrition, interest rates and changes in reporting unit book value.

As of December 31, 2022, intangible assets with indefinite useful lives related to our retail trade names totaled $1.341 billion. Under this impairment analysis, if at the assessment date, a retail trade name's carrying value exceeds its estimated fair value, the excess carrying value is written off as an impairment charge.

Accounting standards allow a company to qualitatively assess if the carrying value of our retail trade name intangible assets is more likely than not less than the fair value. On the most recent testing date, we performed a qualitative assessment and determined that it was more likely than not that the fair value of our retail trade names exceeded their carrying value at October 1, 2022. Significant qualitative factors evaluated included trade name financial performance, general macroeconomic, industry, and market conditions, customer attrition and interest rates.

RESULTS OF OPERATIONS

In the year ended December 31, 2022, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business. As part of our comprehensive hedging strategy, we hedged longer-dated revenues and fuel costs to reduce risk and lock in value as forward power and gas curves moved up materially, and we believe this has positioned us to significantly benefit operating results in 2023 and beyond. In addition, we executed on our share repurchase strategy.

Vistra Consolidated Financial Results — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Favorable (Unfavorable) $ Change
	2022	2021
Operating revenues	$13,728	$12,077	$1,651
Fuel, purchased power costs and delivery fees	(10,401)	(9,169)	(1,232)
Operating costs	(1,645)	(1,559)	(86)
Depreciation and amortization	(1,596)	(1,753)	157
Selling, general and administrative expenses	(1,189)	(1,040)	(149)
Impairment of long-lived and other assets	(74)	(71)	(3)
Operating loss	(1,177)	(1,515)	338
Other income	117	140	(23)
Other deductions	(4)	(16)	12
Interest expense and related charges	(368)	(384)	16
Impacts of Tax Receivable Agreement	(128)	53	(181)
Loss before income taxes	(1,560)	(1,722)	162
Income tax benefit	350	458	(108)
Net loss	$(1,210)	$(1,264)	$54

	Year Ended December 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$9,455	$3,733	$3,706	$336	$956	$296	$(4,754)	$13,728
Fuel, purchased power costs and delivery fees	(7,169)	(2,968)	(3,546)	(481)	(743)	(249)	4,755	(10,401)
Operating costs	(143)	(808)	(255)	(42)	(280)	(116)	(1)	(1,645)
Depreciation and amortization	(145)	(537)	(706)	(42)	(76)	(21)	(69)	(1,596)
Selling, general and administrative expenses	(826)	(131)	(66)	(21)	(39)	(40)	(66)	(1,189)
Impairment of long-lived and other assets	—	—	—	—	(74)	—	—	(74)
Operating income (loss)	1,172	(711)	(867)	(250)	(256)	(130)	(135)	(1,177)
Other income	2	78	2	6	—	16	13	117
Other deductions	(2)	(2)	—	—	1	(2)	1	(4)
Interest expense and related charges	(14)	20	(3)	6	(3)	(3)	(371)	(368)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(128)	(128)
Income (loss) before income taxes	1,158	(615)	(868)	(238)	(258)	(119)	(620)	(1,560)
Income tax benefit	—	—	—	—	—	—	350	350
Net income (loss)	$1,158	$(615)	$(868)	$(238)	$(258)	$(119)	$(270)	$(1,210)

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$7,871	$2,790	$2,587	$374	$653	$86	$(2,284)	$12,077
Fuel, purchased power costs and delivery fees	(4,568)	(3,991)	(2,123)	(253)	(407)	(111)	2,284	(9,169)
Operating costs	(127)	(704)	(243)	(37)	(254)	(193)	(1)	(1,559)
Depreciation and amortization	(212)	(608)	(698)	(60)	(104)	(35)	(36)	(1,753)
Selling, general and administrative expenses	(718)	(88)	(75)	(32)	(31)	(50)	(46)	(1,040)
Impairment of long-lived assets and other assets	(33)	—	—	—	—	(38)	—	(71)
Operating income (loss)	2,213	(2,601)	(552)	(8)	(143)	(341)	(83)	(1,515)
Other income	1	84	—	—	6	44	5	140
Other deductions	(7)	(9)	—	—	3	(1)	(2)	(16)
Interest expense and related charges	(9)	14	(15)	9	(3)	—	(380)	(384)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	53	53
Income (loss) before income taxes	2,198	(2,512)	(567)	1	(137)	(298)	(407)	(1,722)
Income tax benefit (expense)	(2)	—	—	—	—	—	460	458
Net income (loss)	$2,196	$(2,512)	$(567)	$1	$(137)	$(298)	$53	$(1,264)

Consolidated operating loss decreased $338 million to $1.177 billion in the year ended December 31, 2022 compared to the year ended December 31, 2021. The change in results was primarily driven by the $2.2 billion negative impact on our pre-tax earnings associated with Winter Storm Uri in the year ended December 31, 2021. Partially offsetting the 2021 Winter Storm Uri impact, results for the year ended December 31, 2022 were unfavorably impacted by a $1.75 billion increase in pre-tax unrealized mark-to-market losses on derivative positions. Power and natural gas forward market curves moved up during the year ended December 31, 2022 driving the pre-tax unrealized mark-to-market losses on commodity hedging transactions. Included within these unrealized mark-to-market changes are pre-tax net unrealized losses of $544 million and $298 million recorded in the years ended December 31, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term. We believe the overall increase in forward power and natural gas prices during 2022 has positioned us to significantly benefit operating results in 2023 and beyond.

Interest expense and related charges decreased $16 million to $368 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 driven by unrealized mark-to-market gains on interest rate swaps of $250 million in 2022 compared to $134 million in 2021 due to a more significant rise in interest rates in 2022. The favorable variance is partially offset by an increase in interest paid/accrued of $111 million driven by higher average borrowings during the year ended December 31, 2022 as compared to the year ended December 31, 2021, reflecting costs associated with increased collateral posting obligations supporting our comprehensive hedging strategy. See Note 20 to the Financial Statements.

For the years ended December 31, 2022 and 2021, the impacts of the TRA totaled expense of $128 million and income of $53 million, respectively. See Note 7 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the year ended December 31, 2022, income tax benefit totaled $350 million and the effective tax rate was 22.4%. For the year ended December 31, 2021, income tax benefit totaled $458 million and the effective tax rate was 26.6%. See Note 6 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

EBITDA and Adjusted EBITDA — We believe EBITDA and Adjusted EBITDA provide meaningful representations of our operating performance. We consider EBITDA as another way to measure financial performance on an ongoing basis. Adjusted EBITDA is meant to reflect the operating performance of our segments for the period presented. We define EBITDA as earnings (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (i) gains or losses on the sale or retirement of certain assets, (ii) the impacts of mark-to-market changes on derivatives, (iii) the impact of impairment charges, (iv) certain amounts associated with fresh-start reporting, acquisitions, dispositions, transition costs or restructurings, (v) non-cash compensation expense, (vi) impacts from the Tax Receivable Agreement and (vii) other nonrecurring or unusual items.

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

Vistra Adjusted EBITDA — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Favorable (Unfavorable) $ Change
	2022	2021
Net loss	$(1,210)	$(1,264)	$54
Income tax benefit	(350)	(458)	108
Interest expense and related charges (a)	368	384	(16)
Depreciation and amortization (b)	1,682	1,831	(149)
EBITDA before Adjustments	490	493	(3)
Unrealized net loss resulting from commodity hedging transactions (c)	2,510	759	1,751
Generation plant retirement expenses	4	18	(14)
Fresh start/purchase accounting impacts	6	(138)	144
Impacts of Tax Receivable Agreement	128	(53)	181
Non-cash compensation expenses	65	51	14
Transition and merger expenses	13	(8)	21
Impairment of long-lived and other assets	74	71	3
Winter Storm Uri impacts (d)	(319)	698	(1,017)
Other, net	23	17	6
Adjusted EBITDA	$2,994	$1,908	$1,086
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $250 million and $134 million for the years ended December 31, 2022 and 2021, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $86 million and $78 million for the years ended December 31, 2022 and 2021, respectively.

(c)Net pre-tax unrealized mark-to-market losses on commodity and hedging transactions were driven by an increase in power and natural gas price curves during the year ended December 31, 2022. Additionally, we recorded pre-tax net unrealized losses of $544 million and $298 million in the years ended December 31, 2022 and 2021, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios where physical settlement is no longer considered probable throughout the contract term.
(d)For the year ended December 31, 2021, includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our normal operating performance: the allocation of ERCOT default uplift charges which were expected to be paid over several decades under protocols existing at the time of the storm, accrual of Koch earn-out amounts that we paid in the second quarter of 2022 (see Note 12 to the Financial Statements), future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs.

For the year ended December 31, 2022, includes reductions to Adjusted EBITDA reflecting ERCOT default uplift charges of $183 million and bill credit applications of $144 million.

The adjustment for ERCOT default uplift charges relates to (i) ERCOT receiving payments that reduced the market wide default balance and (ii) the fourth quarter 2022 derecognition of the remaining default balance in connection with a settlement between Brazos and ERCOT (see Note 12 to the Financial Statements).

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

	Year Ended December 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$1,158	$(615)	$(868)	$(238)	$(258)	$(119)	$(270)	$(1,210)
Income tax benefit	—	—	—	—	—	—	(350)	(350)
Interest expense and related charges (a)	14	(20)	3	(6)	3	3	371	368
Depreciation and amortization (b)	145	623	706	42	76	21	69	1,682
EBITDA before Adjustments	1,317	(12)	(159)	(202)	(179)	(95)	(180)	490
Unrealized net (gain) loss resulting from commodity hedging transactions	(291)	1,610	759	351	112	(31)	—	2,510
Generation plant retirement expenses	—	—	—	—	7	(3)	—	4
Fresh start/purchase accounting impacts	—	(2)	(1)	—	9	—	—	6
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	128	128
Non-cash compensation expenses	—	—	—	—	—	—	65	65
Transition and merger expenses	7	—	1	—	—	—	5	13
Impairment of long-lived and other assets	—	—	—	—	74	—	—	74
Winter Storm Uri impacts (c)	(141)	(178)	—	—	—	—	—	(319)
Other, net	31	20	8	3	15	8	(62)	23
Adjusted EBITDA	$923	$1,438	$608	$152	$38	$(121)	$(44)	$2,994
____________
(a)Includes $250 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $86 million in the Texas segment.
(c)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which were expected to be paid over several decades under protocols existing at the time of the storm. We estimate remaining bill credit amounts to be applied in future periods are for 2023 (approximately $54 million), 2024 (approximately $6 million) and 2025 (approximately $28 million).

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	2,196	(2,512)	(567)	1	(137)	(298)	53	$(1,264)
Income tax expense (benefit)	2	—	—	—	—	—	(460)	(458)
Interest expense and related charges (a)	9	(14)	15	(9)	3	—	380	384
Depreciation and amortization (b)	212	686	698	60	104	35	36	1,831
EBITDA before Adjustments	2,419	(1,840)	146	52	(30)	(263)	9	493
Unrealized net (gain) loss resulting from commodity hedging transactions	(1,403)	1,139	655	38	211	119	—	759
Generation plant retirement expenses	—	—	—	—	(1)	19	—	18
Fresh start/purchase accounting impacts	2	(14)	(74)	—	(28)	(24)	—	(138)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(53)	(53)
Non-cash compensation expenses	—	—	—	—	—	—	51	51
Transition and merger expenses	(2)	—	—	—	—	(15)	9	(8)
Impairment of long-lived and other assets	33	—	—	—	—	38	—	71
Winter Storm Uri (c)	239	457	—	—	1	—	1	698
Other, net	24	22	10	3	(5)	5	(42)	17
Adjusted EBITDA	$1,312	$(236)	$737	$93	$148	$(121)	$(25)	$1,908
____________
(a)Includes $134 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $78 million in the Texas segment.
(c)Includes the following of the Winter Storm Uri impacts, which we believe are not reflective of our operating performance: the allocation of ERCOT default uplift charges which were expected to be paid over several decades under protocols existing at the time of the storm, accrual of Koch earn-out amounts that we paid in the second quarter of 2022, future bill credits related to Winter Storm Uri and Winter Storm Uri related legal fees and other costs. The adjustment for future bill credits relates to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

Retail Segment — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Favorable (Unfavorable) Change
	2022	2021
Operating revenues:
Revenues in ERCOT	$7,684	$5,943	$1,741
Revenues in Northeast/Midwest	2,303	2,255	48
Amortization expense	—	(2)	2
Unrealized net losses on hedging activities (a)	(532)	(325)	(207)
Total operating revenues	$9,455	$7,871	$1,584
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(5,572)	(4,002)	(1,570)
Unrealized net gains on hedging activities with affiliates (b)	819	1,719	(900)
Unrealized net gains on hedging activities	4	9	(5)
Delivery fees	(2,285)	(1,937)	(348)
Other costs (c)	(135)	(357)	222
Total fuel, purchased power costs and delivery fees	$(7,169)	$(4,568)	$(2,601)
Net income	$1,158	$2,196	$(1,038)
Adjusted EBITDA	$923	$1,312	$(389)
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	65,207	57,033	8,174
Sales volumes in Northeast/Midwest	32,882	36,070	(3,188)
Total retail electricity sales volumes	98,089	93,103	4,986
Weather (North Texas average) - percent of normal (d):
Cooling degree days	111%	93%
Heating degree days	108%	92%
____________
(a)Includes pre-tax unrealized net losses of $544 million and $298 million for the years ended December 31, 2022 and 2021, recognized due to the discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)Includes unrealized net gains/(losses) from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(c)For the year ended December 31, 2021, includes $153 million of future bill credits to large commercial and industrial customers.
(d)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

The following table presents changes in net income (loss) and Adjusted EBITDA for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Year Ended December 31, 2022 Compared to 2021
Timing of power costs, including self-help gains in 2021 and multi-year customer contracts in a backwardated market	$(248)
Winter Storm Uri impact primarily driven by 2022 bill credits issued exceeding the net impact of the storm in 2021	(63)
Higher margins reflecting favorable weather in 2022 and ERCOT performance, partially offset by pressure in Midwest and Northeast markets	30
Other primarily driven by higher bad debt expense due to higher revenues in 2022	(108)
Change in Adjusted EBITDA	$(389)
Decrease in unrealized net gains on hedging activities	(1,112)
Bill credits and other costs related to Winter Storm Uri	380
Decrease in depreciation and amortization expenses	67
Change in transition and merger and other expenses	16
Change in Net income	$(1,038)

Generation — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	Texas		East		West		Sunset
	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues:
Electricity sales	$1,816	$1,999	$2,719	$1,619	$653	$410	$448	$589
Capacity revenue from ISO/RTO	—	—	20	(22)	—	1	63	138
Sales to affiliates	3,389	2,063	1,724	1,553	7	5	454	382
Rolloff of unrealized net gains (losses) representing positions settled in the current period	536	(207)	(50)	(159)	96	62	422	166
Unrealized net gains (losses) on hedging activities	(1,191)	(37)	(669)	51	(422)	(104)	(459)	(448)
Unrealized net gains (losses) on hedging activities with affiliates	(817)	(1,028)	(38)	(529)	2	—	34	(162)
Other revenues	—	—	—	74	—	—	(6)	(12)
Operating revenues	3,733	2,790	3,706	2,587	336	374	956	653
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(2,495)	(2,829)	(3,509)	(2,072)	(449)	(251)	(630)	(629)
Fuel for generation facilities and purchased power costs from affiliates	(8)	—	2	2	—	—	4	(3)
Unrealized (gains) losses from hedging activities	(138)	133	(2)	(18)	(27)	4	(109)	233
Ancillary and other costs	(327)	(1,295)	(37)	(35)	(5)	(6)	(8)	(8)
Fuel, purchased power costs and delivery fees	(2,968)	(3,991)	(3,546)	(2,123)	(481)	(253)	(743)	(407)
Net income (loss)	$(615)	$(2,512)	$(868)	$(567)	$(238)	$1	$(258)	$(137)
Adjusted EBITDA	$1,438	$(236)	$608	$737	$152	$93	$38	$148
Production volumes (GWh):
Natural gas facilities	34,784	30,921	54,569	55,428	5,134	5,365
Lignite and coal facilities	25,211	25,514					24,555	27,247
Nuclear facilities	19,688	19,402
Solar facilities	822	454
Capacity factors:
CCGT facilities	48.8%	43.2%	57.2%	57.6%	57.1%	60.0%
Lignite and coal facilities	74.8%	75.6%					54.3%	60.2%
Nuclear facilities	93.6%	96.3%
Weather - percent of normal (a):
Cooling degree days	109%	94%	107%	108%	107%	90%	113%	115%
Heating degree days	123%	94%	99%	93%	109%	111%	99%	90%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Year Ended December 31,			Year Ended December 31,
	2022	2021		2022	2021
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$62.17	$149.60	PJM West Hub	$83.59	$45.55
			AEP Dayton Hub	$79.51	$44.81
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$6.39	$3.82	NYISO Zone C	$65.54	$35.57
			Massachusetts Hub	$92.17	$51.77
Average natural gas price (a):			Indiana Hub	$82.03	$48.55
TetcoM3 ($/MMBtu)	$6.81	$3.40	Northern Illinois Hub	$71.76	$41.10
Algonquin Citygates ($/MMBtu)	$9.16	$4.51	CAISO NP15	$93.12	$56.37
____________
(a)Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year Ended December 31, 2022 Compared to 2021
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$309	$(76)	$49	$(45)
Winter Storm Uri impact	1,535	(50)	—	(17)
Unfavorable change in other operating costs	(114)	(12)	(6)	(38)
Favorable/(unfavorable) change in selling, general and administrative expenses	(37)	9	16	(15)
Other	(19)	—	—	5
Change in Adjusted EBITDA	$1,674	$(129)	$59	$(110)
Favorable/(unfavorable) change in depreciation and amortization	63	(8)	18	28
Change in unrealized net gains/(losses) on hedging activities	(471)	(104)	(313)	99
Impairment of long-lived and other assets	—	—	—	(74)
Generation plant retirement, transition and merger expenses	—	(1)	—	(8)
Fresh start/purchase accounting impacts	(12)	(73)	—	(37)
Winter Storm Uri impact (ERCOT default uplift and legal disputes)	635	—	—	1
Other (including interest and COVID-19 related expenses)	8	14	(3)	(20)
Change in Net income (loss)	$1,897	$(301)	$(239)	$(121)

The change in Texas segment results was primarily driven by the Winter Storm Uri impacts in 2021. The increases in revenue net of fuel and operating costs are due to strong generation fleet performance during periods of higher pricing and inflationary pressures, respectively, in the year ended December 31, 2022. Additionally, unrealized hedging losses increased in the year ended December 31, 2022 compared to the year ended December 31, 2021 due to increases in forward power prices in the year ended December 31, 2022.

The change in East segment results was primarily driven by (i) higher unrealized hedging losses in the year ended December 31, 2022 compared to the year ended December 31, 2021 due to increases in forward power prices in the year ended December 31, 2022 (ii) lower revenue net of fuel in the year ended December 31, 2022 compared to the year ended December 31, 2021 due primarily to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices and lower capacity revenue and (iii) termination of an unfavorable acquired contract in 2021 which resulted in derecognition of an intangible liability.

The change in West segment results was driven by higher unrealized hedging losses in the year ended December 31, 2022 as compared to the year ended December 31, 2021 as forward power prices increased more in the year ended December 31, 2022 compared to the year ended December 31, 2021. Additionally, revenue net of fuel is higher in the year ended December 31, 2022 as compared to the year ended December 31, 2021 reflecting higher realized margins from our battery ESS projects (see Note 2 to the Financial Statements).

The change in Sunset segment results was driven by an unfavorable change in revenue net of fuel due primarily to lower generation volumes from coal plants due to industry-wide fuel delivery challenges in the year ended December 31, 2022 and the impairment of assets related to our Miami Fort generation facility (see Note 20 to the Financial Statements).

Asset Closure Segment — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Favorable (Unfavorable) Change
	2022	2021
Operating revenues	$296	$86	$210
Fuel, purchased power costs and delivery fees	(249)	(111)	(138)
Operating costs	(116)	(193)	77
Depreciation and amortization	(21)	(35)	14
Selling, general and administrative expenses	(40)	(50)	10
Impairment of long-lived assets	—	(38)	38
Operating loss	(130)	(341)	211
Other income	16	44	(28)
Other deductions	(2)	(1)	(1)
Interest expense and related charges	(3)	—	(3)
Income (loss) before income taxes	(119)	(298)	179
Net loss	$(119)	$(298)	$179
Adjusted EBITDA	$(121)	$(121)	$—
Production volumes (GWh)	6,670	9,706	(3,036)

Results and volumes for the Asset Closure segment include those from the Zimmer and Joppa generation plants that we retired in May 2022 and September 2022, respectively. Operating costs for the years ended December 31, 2022 and 2021 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The change in Asset Closure segment results for the year ended December 31, 2022 is primarily due to (i) unrealized hedging gains of $31 million related to coal and power derivatives in the year ended December 31, 2022 compared to unrealized losses of $119 million in the year ended December 31, 2021 and (ii) severance and impairment expense recorded in the year ended December 31, 2021, in connection with plant closure announcements (see Note 3 to the Financial Statements).

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2022 and 2021. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $2.51 billion and $759 million in unrealized net losses for the years ended December 31, 2022 and 2021, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Year Ended December 31,
	2022	2021
Commodity contract net liability at beginning of period	$(866)	$(75)
Settlements/termination of positions (a)	1,218	(295)
Changes in fair value of positions in the portfolio (b)	(3,728)	(464)
Other activity (c)	228	(32)
Commodity contract net liability at end of period	$(3,148)	$(866)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at December 31, 2022, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at December 31, 2022
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(1,136)	$(651)	$2	$—	$(1,785)
Prices provided by other external sources	(11)	(133)	—	—	(144)
Prices based on models	(321)	(592)	(205)	(101)	(1,219)
Total	$(1,468)	$(1,376)	$(203)	$(101)	$(3,148)

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 — Cash provided by operating activities totaled $485 million in the year ended December 31, 2022 compared to cash used in operating activities of $206 million in the year ended December 31, 2021. The favorable change of $691 million was primarily driven by lower cash from operations in 2021 due to Winter Storm Uri impacts and $544 million of securitization proceeds from ERCOT in 2022 (see Note 1 to the Financial Statements), partially offset by margin deposits of $1.874 billion in 2022 as compared to $1.0 billion in 2021 related to commodity contracts which support our comprehensive hedging strategy.

Depreciation and amortization — Depreciation and amortization expense reported as a reconciling adjustment in the consolidated statements of cash flows exceeds the amount reported in the consolidated statements of operations by $451 million, $297 million and $311 million for the year ended December 31, 2022, 2021 and 2020, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 — Cash used in investing activities totaled $1.239 billion and $1.153 billion in the years ended December 31, 2022 and 2021, respectively. The increase of $86 million was driven by a $268 million increase in capital expenditures and $50 million in lower insurance proceeds received, partially offset by $185 million in lower net purchases of environmental allowances and $57 million in proceeds from the sale of nuclear fuel.

	Year Ended December 31,		Increase (Decrease)
	2022	2021
Capital expenditures, including LTSA prepayments	$(628)	$(549)	(79)
Nuclear fuel purchases	(198)	(44)	(154)
Growth and development expenditures	(475)	(440)	(35)
Total capital expenditures	(1,301)	(1,033)	(268)
Net sales (purchases) of environmental allowances	(28)	(213)	185
Net sales of (investments in) nuclear decommissioning trust fund securities	(23)	(22)	(1)
Insurance proceeds related to capital activity	39	89	(50)
Proceeds from sale of nuclear fuel	57	—	57
Other investing activity	17	26	(9)
Cash used in investing activities	$(1,239)	$(1,153)	$(86)

Financing Cash Flows

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 — Cash used in financing activities totaled $80 million in the year ended December 31, 2022 compared to cash provided by financing activities of $2.274 billion in the year ended December 31, 2021. The change of $2.354 billion was driven by the issuance of preferred stock in 2021 and higher share repurchases in 2022, partially offset by increases in net borrowings under our accounts receivable financing facilities and net short-term borrowings in 2022.

	Year Ended December 31,		Increase (Decrease)
	2022	2021
Issuances of preferred stock in 2021	$—	$2,000	$(2,000)
Share repurchases	(1,949)	(471)	(1,478)
Other net borrowings (repayments), including the forward capacity agreements	(251)	119	(370)
Dividends paid to common stockholders	(302)	(290)	(12)
Dividends paid to preferred stockholders	(151)	—	(151)
Issuance of senior secured (2022) and senior unsecured (2021) notes	1,498	1,250	248
Net borrowings (repayments) under the accounts receivable financing facilities	425	(300)	725
Net short-term borrowings (repayments)	650	—	650
Other financing activity	—	(34)	34
Cash provided by (used in) financing activities	$(80)	$2,274	$(2,354)

Debt Activity

See Note 9 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the year ended December 31, 2022:

	December 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$455	$1,325	$(870)
Vistra Operations Credit Facilities — Revolving Credit Facility	1,236	1,254	(18)
Vistra Operations — Commodity-Linked Facility (a)	808	—	808
Total available liquidity (b)	$2,499	$2,579	$(80)
____________
(a)As of December 31, 2022, available capacity reflects the borrowing base of $1.208 billion less $400 million in cash borrowings. The borrowing base is less than the facility limit of $1.35 billion.
(b)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.

The $80 million decrease in available liquidity for the year ended December 31, 2022 was primarily driven by $1.949 billion in cash paid for share repurchases, $1.301 billion of capital expenditures (including LTSA prepayments, nuclear fuel and development and growth expenditures), a $418 million increase in letters of credit outstanding under the Revolving Credit Facility, $302 million in dividends paid to common stockholders and $151 million in dividends paid to preferred stockholders, partially offset by cash provided by operations, cash received from the issuance of $1.5 billion principal amount of Vistra Operations senior secured notes issued, $808 million in available capacity under the Commodity-Linked Facility under the aggregate commitments in effect as of December 31, 2022, $650 million in additional aggregate commitments under the Revolving Credit Facility resulting from the Credit Agreement Amendments and $425 million in net cash borrowings under the accounts receivable financing facilities.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Higher commodity market prices combined with our comprehensive hedging strategy have resulted in significantly increased collateral posting obligations during the year ended December 31, 2022. The majority of this collateral relates to hedges in place through 2023 and is expected to be returned as we satisfy our obligations under those contracts. As of February 23, 2023, Vistra had approximately $2.8 billion of cash and availability under its credit facilities to meet its liquidity needs. The Company believes it has additional alternatives to maintain access to liquidity, including drawing upon available liquidity, accessing additional sources of capital or reducing capital expenditures, planned voluntary debt repayments or operating costs.

The maturities of our long-term debt are relatively modest until 2024. Interest payments on long-term debt are expected to total approximately $596 million in 2023, $1.082 billion in 2024-2025, $552 million in 2026-2027 and $165 million thereafter. See Note 10 to the Financial Statements for details of our long-term debt maturities.

Our obligations under commodity purchase and services agreements, including capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments, are expected to total approximately $3.174 billion in 2023, $2.098 billion in 2024-2025, $919 million in 2026-2027 and $406 million thereafter. See Note 11 to the Financial Statements for maturities of lease liabilities and Note 12 to the Financial Statements for commitments related to long-term service and maintenance contracts.

Capital Expenditures

Estimated 2023 capital expenditures and nuclear fuel purchases as of November 4, 2022 total approximately $2.023 billion and include:

•$977 billion for solar and energy storage development;
•$744 million for investments in generation and mining facilities;
•$139 million for nuclear fuel purchases;
•$12 million for plant winterization investment, information technology and other corporate investments; and
•$151 million for other growth expenditures.

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

As of December 31, 2022, we received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•$3.137 billion in cash has been posted with counterparties as compared to $1.263 billion posted at December 31, 2021;
•$39 million in cash has been received from counterparties as compared to $39 million received at December 31, 2021;
•$2.314 billion in letters of credit have been posted with counterparties as compared to $1.558 billion posted at December 31, 2021; and
•$74 million in letters of credit have been received from counterparties as compared to $35 million received at December 31, 2021.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $27 million in state income tax payments, offset by $13 million in state tax refunds, and $8 million in TRA payments in the next 12 months.

For the year ended December 31, 2022, there was $1 million in federal income tax payments, $33 million in state income tax payments, $8 million in state income tax refunds and $1 million in TRA payments.

Capitalization

Our capitalization ratios consisted of 71% and 56% long-term debt (less amounts due currently) and 29% and 44% stockholders' equity at December 31, 2022 and 2021, respectively. Total long-term debt (including amounts due currently) to capitalization was 71% and 56% at December 31, 2022 and 2021, respectively.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of December 31, 2022, we were in compliance with the Vistra Operations Credit Agreement and Secured LOC Facilities financial covenants. Although the period ended December 31, 2022 was not a compliance period for the Vistra Operations Commodity-Linked Credit Agreement, we would have been in compliance with this financial covenant if it was required to be tested at such time.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at December 31, 2022, Vistra has posted letters of credit in the amount of $74 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $525 million in the form of letters of credit, $30 million in the form of a surety bond and $17 million of cash at December 31, 2022 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.764 billion at December 31, 2022.

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

Guarantees

See Note 12 to the Financial Statements for discussion of guarantees.

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

	Year Ended December 31,
	2022	2021
Month-end average VaR	$489	$424
Month-end high VaR	$686	$684
Month-end low VaR	$283	$222

The month-end high VaR risk measure in 2022 is currently consistent with the prior year.

Interest Rate Risk

The following table provides information concerning our financial instruments at December 31, 2022 and 2021 that are sensitive to changes in interest rates. Debt amounts consist of the Vistra Operations Credit Facilities. See Note 10 to the Financial Statements for further discussion of these financial instruments.

	Expected Maturity Date						2022 Total Carrying Amount	2022 Total Fair Value	2021 Total Carrying Amount	2021 Total Fair Value
	2023	2024	2025	2026	2027	There-after
Long-term debt, including current maturities (a):
Variable rate debt amount	$28	$28	$2,458	$—	$—	$—	$2,514	$2,486	$2,543	$2,518
Average interest rate (b)	6.13%	6.13%	6.12%	—%	—%	—%	6.12%		1.85%
Debt swapped to fixed (c):
Notional amount	$2,300	$—	$—	$2,300	$—	$—	$4,600		$4,600
Average pay rate	4.18%	4.77%	4.77%	4.77%	—%	—%
Average receive rate	6.44%	6.89%	6.89%	6.89%	—%	—%
___________
(a)Unamortized premiums, discounts and debt issuance costs are excluded from the table.
(b)The weighted average interest rate presented is based on the rates in effect at December 31, 2022.
(c)Interest rate swaps have maturity dates through July 2026. Excludes $2.12 billion of debt swapped to variable that is matched against the terms of $2.12 billion of debt swapped to fixed that effectively fix the out-of-the-money position of such swaps (see Note 10 to the Financial Statements).

As of December 31, 2022, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.237 billion at December 31, 2022.

As of December 31, 2022, Retail segment credit exposure totaled approximately $1.233 billion, including $1.211 billion of trade accounts receivable and $22 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $65 million, resulting in a net exposure of $1.168 billion. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of December 31, 2022, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $1.004 billion including $541 million related to derivative assets and $463 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $936 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at December 31, 2022. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$689	$20	$669
Below investment grade or no rating	315	48	267
Totals	$1,004	$68	$936

Significant (i.e., 10% or greater) concentration of credit exposure exists with one counterparty, which represented an aggregate $136 million, or 15%, of our total net exposure. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit ratings, the counterparty's market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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
▪changes in federal, state and local tax laws, rates and policies, including additional regulation, interpretations, amendments, or technical corrections to the TCJA and/or the IRA;
▪changes in and compliance with environmental and safety laws and policies, including the CCR Rule, National Ambient Air Quality Standards, the Cross-State Air Pollution Rule, the Mercury and Air Toxics Standard, regional haze program implementation and GHG and other climate change initiatives; and
▪clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;
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
•our expectation that we will continue to make repurchases under, and the possibility that we may fail to realize the anticipated benefits of, our share repurchase program, and the possibility that the program may be suspended, discontinued or not completed prior to its termination;
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vistra Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statement of changes in equity, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Tax Receivable Agreement Obligation — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has a tax receivable agreement (TRA) obligation that requires the Company to make annual payments to the TRA rights holders based on cash savings in income tax resulting from a step up in the tax basis of certain assets upon emergence from bankruptcy in 2016. The carrying value of the TRA obligation is based on the discounted amount of forecasted payments to the TRA rights holders. Determining the carrying value of the TRA obligation requires management to make significant estimates and assumptions in preparing its forecast of taxable income for a period of approximately 35 years. Changes to either the estimated timing or amount of expected TRA payments impact the carrying value of the obligation. As of December 31, 2022, the carrying value of the TRA obligation totaled $522 million.

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

Fair Value Measurements — Level 3 Derivative Assets and Liabilities — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company has assets and liabilities whose fair values are based on complex proprietary models and/or unobservable inputs. These financial instruments can span a broad array of product types and generally include (1) power purchases and sales that include power and heat rate positions; (2) physical power and natural gas options, spread options, and swaptions; (3) forward purchase contracts for power, natural gas, coal, environmental allowances, congestion revenue rights and financial transmission rights; and (4) retail sales contracts. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 derivative assets or liabilities. As of December 31, 2022, the fair value of the Level 3 derivative assets and liabilities totaled $791 million and $2,010 million, respectively.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the fair value of Level 3 derivative assets and liabilities included the following, among others:

•We tested the effectiveness of controls over derivative asset and liability valuations, including controls related to verification of illiquid price curves and other significant unobservable valuation inputs.

•We obtained the Company's complete listing of derivative assets and liabilities and related fair values as of December 31, 2022, to confirm our understanding of the types of instruments outstanding.

•We assessed the consistency by which management has applied illiquid price curves and significant unobservable valuation inputs.

•With the assistance of our energy commodity fair value specialists, we developed independent estimates of the fair value of a sample of Level 3 derivative instruments and compared our estimates to the Company's estimates.

Valuation Allowance for Deferred Tax Assets — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, as of December 31, 2022, the Company has net deferred tax assets of $1.709 million.

The Company evaluates the realizability of the deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, a valuation allowance is recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized.

As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

The Company has identified objective and verifiable negative evidence, most notably, in the form of cumulative losses on an unadjusted basis over the preceding 12 quarters ended December 31, 2022. When determining whether cumulative losses in recent years exist, an entity should generally not exclude nonrecurring items from its results. It may, however, be appropriate for the entity to exclude nonrecurring items when projecting future income in connection with its determination of the amount of the valuation allowance needed. The Company evaluated its historical earnings after adjusting for certain nonrecurring items for purposes of projecting future income, performed scheduling of the reversal of temporary differences, and considered other evidence giving rise to positive and negative evidence.

On the basis of this evaluation, the Company considered the relative weight of the available negative and positive evidence and concluded its net deferred tax assets of $1,709 million, inclusive of a $63 million valuation allowance, will be realizable.

We identified the valuation of net deferred tax assets as a critical audit matter because of the significant judgments made by management in projecting future income.

Our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists, to evaluate the reasonableness of management's estimates of the projected future income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•We tested the effectiveness of management’s controls over deferred tax assets, estimates of projected income, and the evaluation of whether it is more likely than not that the deferred tax assets will be realized

•With the assistance of our tax specialists, we evaluated:

◦the Company’s adjusted book income calculation, including the accuracy the 3-year cumulative income/loss position as adjusted for nonrecurring items

◦the reasonableness of the methods, assumptions, and judgments used by management, including the evaluation of the relative weight of the positive and negative evidence available in management's assessment to determine whether a valuation allowance was necessary

◦the future reversals of taxable temporary differences and whether the sources of management’s income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law, considering attribute expiry

◦the completeness and accuracy of the deferred tax assets included in the Company’s scheduling exercise to ensure all attributes were appropriately included

◦any tax law changes that would impact the Company’s ability to utilize deferred tax assets and evaluated whether the Company’s analysis appropriately factors in the law changes

•We evaluated management’s ability to accurately estimate income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue to accurately estimate income.

•We assessed the consistency of projected income with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2023

We have served as the Company's auditor since 2002.

VISTRA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Operating revenues (Note 4)	$13,728	$12,077	$11,443
Fuel, purchased power costs and delivery fees	(10,401)	(9,169)	(5,174)
Operating costs	(1,645)	(1,559)	(1,622)
Depreciation and amortization	(1,596)	(1,753)	(1,737)
Selling, general and administrative expenses	(1,189)	(1,040)	(1,035)
Impairment of long-lived and other assets	(74)	(71)	(356)
Operating income (loss)	(1,177)	(1,515)	1,519
Other income (Note 20)	117	140	34
Other deductions (Note 20)	(4)	(16)	(42)
Interest expense and related charges (Note 20)	(368)	(384)	(630)
Impacts of Tax Receivable Agreement (Note 7)	(128)	53	5
Equity in earnings of unconsolidated investment (Note 20)	—	—	4
Net income (loss) before income taxes	(1,560)	(1,722)	890
Income tax (expense) benefit (Note 6)	350	458	(266)
Net income (loss)	(1,210)	(1,264)	624
Net (income) loss attributable to noncontrolling interest	(17)	(10)	12
Net income (loss) attributable to Vistra	(1,227)	(1,274)	636
Cumulative dividends attributable to preferred stock	(150)	(21)	—
Net income (loss) attributable to Vistra common stock	$(1,377)	$(1,295)	$636
Weighted average shares of common stock outstanding:
Basic	422,447,074	482,214,544	488,668,263
Diluted	422,447,074	482,214,544	491,090,468
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(3.26)	$(2.69)	$1.30
Diluted	$(3.26)	$(2.69)	$1.30

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of Dollars)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(1,210)	$(1,264)	$624
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $7, $9 and $(5))	23	32	(18)
Total other comprehensive income (loss)	23	32	(18)
Comprehensive income (loss)	(1,187)	(1,232)	606
Comprehensive (income) loss attributable to noncontrolling interest	(17)	(10)	12
Comprehensive income (loss) attributable to Vistra	$(1,204)	$(1,242)	$618

See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions of Dollars)
	Year Ended December 31,
	2022	2021	2020
Cash flows — operating activities:
Net income (loss)	$(1,210)	$(1,264)	$624
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,047	2,050	2,048
Deferred income tax expense (benefit), net	(359)	(475)	230
Impairment of long-lived and other assets	74	71	356
Loss on disposal of investment in NELP	—	—	29
Unrealized net (gain) loss from mark-to-market valuations of commodities	2,510	759	(231)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(250)	(134)	155
Change in asset retirement obligation liability	13	(5)	7
Asset retirement obligation accretion expense	34	38	43
Impacts of Tax Receivable Agreement	128	(53)	(5)
Bad debt expense	179	110	110
Stock-based compensation	63	47	65
Other, net	(79)	41	(22)
Changes in operating assets and liabilities:
Accounts receivable — trade	(852)	(228)	(33)
Inventories	36	(100)	(59)
Accounts payable — trade	94	402	(40)
Commodity and other derivative contractual assets and liabilities	(228)	32	27
Margin deposits, net	(1,874)	(1,000)	(20)
Uplift securitization proceeds receivable from ERCOT	544	(544)	—
Accrued interest	16	13	(20)
Accrued taxes	(8)	(20)	22
Accrued employee incentive	21	(68)	39
Tax Receivable Agreement payment	(1)	(2)	—
Asset retirement obligation settlement	(87)	(88)	(118)
Major plant outage deferral	20	2	2
Other — net assets	(17)	(27)	219
Other — net liabilities	(329)	237	(91)
Cash provided by (used in) operating activities	485	(206)	3,337
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,301)	(1,033)	(1,259)
Proceeds from sales of nuclear decommissioning trust fund securities	670	483	433
Investments in nuclear decommissioning trust fund securities	(693)	(505)	(455)
Proceeds from sales of environmental allowances	1,275	392	165
Purchases of environmental allowances	(1,303)	(605)	(504)
Insurance proceeds	39	89	35
Proceeds from sale of assets	21	30	24
Proceeds from sale of nuclear fuel	57	—	—
Other, net	(4)	(4)	(11)
Cash used in investing activities	(1,239)	(1,153)	(1,572)

VISTRA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions of Dollars)
	Year Ended December 31,
	2022	2021	2020
Cash flows — financing activities:
Issuances of preferred stock	—	2,000	—
Issuances of long-term debt	1,498	1,250	—
Repayments/repurchases of debt	(251)	(381)	(1,008)
Borrowings under Term Loan A	—	1,250	—
Repayment under Term Loan A	—	(1,250)	—
Proceeds from forward capacity agreement	—	500	—
Net borrowings/(payments) under accounts receivable financing	425	(300)	(150)
Borrowings under Revolving Credit Facility	1,750	1,450	1,075
Repayments under Revolving Credit Facility	(1,500)	(1,450)	(1,425)
Borrowings under Commodity-Linked Facility	3,150	—	—
Repayments under Commodity-Linked Facility	(2,750)	—	—
Debt issuance costs	(31)	(13)	(17)
Share repurchases	(1,949)	(471)	—
Dividends paid to common stockholders	(302)	(290)	(266)
Dividends paid to preferred stockholders	(151)	—	—
Other, net	31	(21)	(5)
Cash provided by (used in) financing activities	(80)	2,274	(1,796)
Net change in cash, cash equivalents and restricted cash	(834)	915	(31)
Cash, cash equivalents and restricted cash — beginning balance	1,359	444	475
Cash, cash equivalents and restricted cash — ending balance	$525	$1,359	$444

See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED BALANCE SHEETS (Millions of Dollars)
	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$455	$1,325
Restricted cash (Note 20)	37	21
Trade accounts receivable — net (Note 20)	2,059	1,397
Income taxes receivable	27	15
Inventories (Note 20)	570	610
Commodity and other derivative contractual assets (Note 15)	4,538	2,513
Margin deposits related to commodity contracts	3,137	1,263
Uplift securitization proceeds receivable from ERCOT (Note 1)	—	544
Prepaid expense and other current assets	293	195
Total current assets	11,116	7,883
Restricted cash (Note 20)	33	13
Investments (Note 20)	1,729	2,049
Property, plant and equipment — net (Note 20)	12,554	13,056
Operating lease right-of-use assets (Note 11)	51	40
Goodwill (Note 5)	2,583	2,583
Identifiable intangible assets — net (Note 5)	1,958	2,146
Commodity and other derivative contractual assets (Note 15)	702	250
Accumulated deferred income taxes (Note 6)	1,710	1,302
Other noncurrent assets	351	361
Total assets	$32,787	$29,683
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 10)	$650	$—
Accounts receivable financing (Note 9)	425	—
Long-term debt due currently (Note 10)	38	254
Trade accounts payable	1,556	1,515
Commodity and other derivative contractual liabilities (Note 15)	6,610	3,023
Margin deposits related to commodity contracts	39	39
Accrued taxes other than income	199	207
Accrued interest	160	143
Asset retirement obligations (Note 20)	128	104
Operating lease liabilities (Note 11)	8	5
Other current liabilities	524	553
Total current liabilities	10,337	5,843
Long-term debt, less amounts due currently (Note 10)	11,933	10,477
Operating lease liabilities (Note 11)	45	38
Commodity and other derivative contractual liabilities (Note 15)	1,726	804
Accumulated deferred income taxes (Note 6)	1	—
Tax Receivable Agreement obligation (Note 7)	514	394
Asset retirement obligations (Note 20)	2,309	2,346
Other noncurrent liabilities and deferred credits (Note 20)	1,004	1,489
Total liabilities	27,869	21,391

VISTRA CORP. CONSOLIDATED BALANCE SHEETS (Millions of Dollars)
	December 31,
	2022	2021
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: December 31, 2022 and 2021 — 1,000,000; Series B (liquidation preference — $1,000; shares outstanding: December 31, 2022 and 2021 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: December 31, 2022 — 389,754,870; December 31, 2021 — 469,072,597)	5	5
Treasury stock, at cost (shares: December 31, 2022 — 147,424,202; December 31, 2021 — 63,856,879)	(3,395)	(1,558)
Additional paid-in-capital	9,928	9,824
Retained deficit	(3,643)	(1,964)
Accumulated other comprehensive income (loss)	7	(16)
Stockholders' equity	4,902	8,291
Noncontrolling interest in subsidiary	16	1
Total equity	4,918	8,292
Total liabilities and equity	$32,787	$29,683

See Notes to the Consolidated Financial Statements.

VISTRA CORP. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2019	$—	$5	$(973)	$9,721	$(764)	$(30)	$7,959	$1	$7,960
Effects of stock-based compensation	—	—	—	65	—	—	65	—	65
Net income (loss)	—	—	—	—	636	—	636	(12)	624
Dividends declared on common stock	—	—	—	—	(266)	—	(266)	—	(266)
Adoption of accounting standard	—	—	—	—	(4)	—	(4)	—	(4)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(18)	(18)	—	(18)
Investment by noncontrolling interest	—	—	—	—	—	—	—	1	1
Other	—	—	—	—	(1)	—	(1)	—	(1)
Balances at December 31, 2020	$—	$5	$(973)	$9,786	$(399)	$(48)	$8,371	$(10)	$8,361
Series A Preferred Stock issued	1,000	—	—	(10)	—	—	990	—	990
Series B Preferred Stock issued	1,000	—	—	(15)	—	—	985	—	985
Stock repurchases	—	—	(585)	—	—	—	(585)	—	(585)
Effects of stock-based compensation	—	—	—	60	—	—	60	—	60
Net income (loss)	—	—	—	—	(1,274)	—	(1,274)	10	(1,264)
Dividends declared on common stock	—	—	—	—	(290)	—	(290)	—	(290)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	32	32	—	32
Investment by noncontrolling interest	—	—	—	—	—	—	—	1	1
Other	—	—	—	3	(1)	—	2	—	2
Balances at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases			(1,837)				(1,837)		(1,837)
Effects of stock-based compensation	—	—	—	103	—	—	103	—	103
Net income (loss)	—	—	—	—	(1,227)	—	(1,227)	17	(1,210)
Dividends declared on common stock	—	—	—	—	(302)	—	(302)	—	(302)
Dividends declared on preferred stock	—	—	—	—	(151)	—	(151)	—	(151)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	23	23	—	23
Other	—	—	—	1	1	—	2	(2)	—
Balances at December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 19 for further information concerning our reportable business segments.

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

Uplift Securitization Proceeds from ERCOT — As part of the 2021 regular Texas legislative sessions and in response to extraordinary costs incurred by electricity market participants during Winter Storm Uri, the Texas legislature passed House Bill (HB) 4492 for ERCOT to obtain financing to distribute to load-serving entities (LSEs) that were uplifted and paid to ERCOT exceptionally high price adders and ancillary service costs during Winter Storm Uri. In October 2021, the PUCT issued a Debt Obligation Order approving $2.1 billion financing and the methodology for allocation of proceeds to the LSEs. In December 2021, ERCOT finalized the amount of allocations to the LSEs, and we received $544 million of proceeds from ERCOT in the second quarter of 2022. The Company accounted for the proceeds we received by analogy to the contribution model within Accounting Standards Codification (ASC) 958-605, Not-for-Profit Entities - Revenue Recognition and the grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to expenses in the statements of operations in the annual period for which the proceeds are intended to compensate. We concluded that the threshold for recognizing a receivable was met in December 2021 as the amounts to be received were determinable and ERCOT was directed by its governing body, the PUCT, to take all actions required to effectuate the $2.1 billion funding approved in the Debt Obligation Order. The final financial impact of Winter Storm Uri continues to be subject to the outcome of litigation arising from the event (see Note 12).

Recent Developments

Dividends Declared — In February 2023, the Board declared a quarterly dividend of $0.1975 per share of common stock that will be paid in March 2023. In February 2023, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in April 2023.

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

Derivative Instruments and Mark-to-Market Accounting

We enter into contracts for the purchase and sale of electricity, natural gas, coal, uranium and other commodities utilizing instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses. This recognition is referred to as mark-to-market accounting. The fair values of our unsettled derivative instruments under mark-to-market accounting are reported in the consolidated balance sheets as commodity and other derivative contractual assets or liabilities. We report derivative assets and liabilities in the consolidated balance sheets without taking into consideration netting arrangements we have with counterparties. Margin deposits that contractually offset these assets and liabilities are reported separately in the consolidated balance sheets, except for certain margin amounts related to changes in fair value on CME transactions that are legally characterized as settlement of derivative contracts rather than collateral. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. See Notes 14 and 15 for additional information regarding fair value measurement and commodity and other derivative contractual assets and liabilities. A commodity-related derivative contract may be designated as a normal purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement.

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for hedge accounting, which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. As of December 31, 2022 and 2021, there were no derivative positions accounted for as cash flow or fair value hedges.

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

We record wholesale generation revenue when volumes are delivered or services are performed for transactions that are not accounted for on a mark-to-market basis. These revenues primarily consist of physical electricity sales to the ISO/RTO, ancillary service revenue for reliability services, capacity revenue for making installed generation and demand response available for system reliability requirements, and certain other electricity sales contracts. See Note 4 for detailed descriptions of revenue from contracts with customers. See Derivative Instruments and Mark-to-Market Accounting for revenue recognition related to derivative contracts.

Advertising Expense

We expense advertising costs as incurred and include them within SG&A expenses. Advertising expenses totaled $47 million, $48 million and $43 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 20 for details of impairments of long-lived assets recorded in 2022, 2021 and 2020.

Finite-lived intangibles identified as a result of fresh start reporting or purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 5 for details of intangible assets with finite lives, including discussion of fair value determinations.

Goodwill and Intangible Assets with Indefinite Lives

As part of fresh start reporting and purchase accounting, reorganization value or the purchase consideration is generally allocated, first, to identifiable tangible assets and liabilities, identifiable intangible assets and liabilities, then any remaining excess reorganization value or purchase consideration is allocated to goodwill. We evaluate goodwill and intangible assets with indefinite lives for impairment at least annually, or when indications of impairment exist. We have established October 1 as the date we evaluate goodwill and intangible assets with indefinite lives for impairment. See Note 5 for details of goodwill and intangible assets with indefinite lives, including discussion of fair value determinations.

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

Defined Benefit Pension Plans and OPEB Plans

Certain health care and life insurance benefits are offered to eligible employees and their dependents upon the retirement of such employees from the company. Pension benefits are offered to eligible employees under collective bargaining agreements based on either a traditional defined benefit formula or a cash balance formula. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates.

See Note 16 for additional information regarding pension and OPEB plans.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation. The fair value of our non-qualified stock options is estimated on the date of grant using the Black-Scholes option-pricing model. Forfeitures are recognized as they occur. We recognize compensation expense for graded vesting awards on a straight-line basis over the requisite service period for the entire award. See Note 17 for additional information regarding stock-based compensation.

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

Income Taxes

Investment tax credits are accounted for under the deferral method, which resulted in a reduction to the basis of our solar and battery storage facilities of $54 million, zero and zero and a corresponding increase in the deferred tax assets in 2022, 2021 and 2020, respectively.

Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities as required under accounting rules. See Note 6.

We report interest and penalties related to uncertain tax positions as current income tax expense. See Note 6.

Tax Receivable Agreement (TRA)

The Company accounts for its obligations under the TRA as a liability in our consolidated balance sheets (see Note 7). The carrying value of the TRA obligation represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code and reflects our current estimates of future results of the business.

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

Accounting for Contingencies

Our financial results may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 12 for a discussion of contingencies.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. See Note 20 for more details regarding restricted cash.

Property, Plant and Equipment

Property, plant and equipment has been recorded at estimated fair values at the time of acquisition for assets acquired or at cost for capital improvements and individual facilities developed (see Note 2). Significant improvements or additions to our property, plant and equipment that extend the life of the respective asset are capitalized at cost, while other costs are expensed when incurred. The cost of self-constructed property additions includes materials and both direct and indirect labor, including payroll-related costs. Interest related to qualifying construction projects and qualifying software projects is capitalized in accordance with accounting guidance related to capitalization of interest cost. See Note 20.

Depreciation of our property, plant and equipment (except for nuclear fuel) is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation expense is calculated on an asset-by-asset basis. Estimated depreciable lives are based on management's estimates of the assets' economic useful lives. See Note 20.

Asset Retirement Obligations (ARO)

A liability is initially recorded at fair value for an asset retirement obligation associated with the legal obligation associated with law, regulatory, contractual or constructive retirement requirements of tangible long-lived assets in the period in which it is incurred if a fair value is reasonably estimable. At initial recognition of an ARO obligation, an offsetting asset is also recorded for the long-lived asset that the liability corresponds with, which is subsequently depreciated over the estimated useful life of the asset. These liabilities primarily relate to our nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite/coal-fueled plant ash treatment facilities. Over time, the liability is accreted for the change in present value and the initial capitalized costs are depreciated over the remaining useful lives of the assets. Generally, changes in estimates related to ARO obligations are recorded as increases or decreases to the liability and related asset as information becomes available. Changes in estimates related to assets that have been retired or for which capitalized costs are not recoverable are recorded as operating costs in the consolidated statements of operations. See Note 20.

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

Inventories

Inventories consist of materials and supplies, fuel stock and natural gas in storage. Materials and supplies inventory is valued at weighted average cost and is expensed or capitalized when used for repairs/maintenance or capital projects, respectively. Fuel stock and natural gas in storage are reported at the lower of cost (calculated on a weighted average basis) or net realizable value. We expect to recover the value of inventory costs in the normal course of business. See Note 20.

Investments

Investments in a nuclear decommissioning trust fund are carried at current market value in the consolidated balance sheets. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at current market value. See Note 20 for discussion of these and other investments.

Noncontrolling Interest

Noncontrolling interest is comprised of the 20% of Electric Energy, Inc. (EEI) that we do not own. EEI is our consolidated subsidiary that owns a coal facility in Joppa, Illinois that was retired September 1, 2022 (see Note 3). This noncontrolling interest is classified as a component of equity separate from stockholders' equity in the consolidated balance sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock, which is presented in our consolidated balance sheets as a reduction to additional paid-in capital. Treasury stock purchases made by third party brokers on our behalf are recorded on a trade date basis when we are contractually obligated to pay the broker for their repurchase costs. See Note 13.

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

Adoption of Accounting Standards Issued Prior to 2022

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

Financial Instruments — Credit Losses — In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. The ASU requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this ASU in the first quarter of 2020, and it did not have a material impact on our financial statements.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU were effective for all entities as of March 12, 2020 through December 31, 2022.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions may be elected over time as reference rate reform activities occur through the sunset date. We have applied the optional expedients to amendments to financial instruments that now reference the Secured Overnight Financing Rate (SOFR). Additionally, we have identified the financial instruments to which the expedients could be applied, if deemed necessary, as amendments to these financial instruments are made through the sunset date.

2.DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation came online in January and February 2022 and the battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities to be developed are expected to be 2024 and beyond, but we will only invest in growth projects if we are confident in the expected returns. As of December 31, 2022, we had accumulated approximately $44 million in construction-work-in-process for these remaining Texas segment solar generation projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2024 to 2025. As of December 31, 2022, we had accumulated approximately $14 million in construction-work-in-process for these East segment solar generation and battery ESS projects.

West Segment Energy Storage Projects

Oakland — In June 2019, East Bay Community Energy (EBCE) signed a 10-year contract to receive resource adequacy capacity from the planned development of a 20 MW battery ESS at our Oakland Power Plant site in California. In April 2020, the project received necessary approvals from EBCE and from Pacific Gas and Electric Company (PG&E). The contract was amended to increase the capacity of the planned development to a 36.25 MW battery ESS. In April 2020, the concurrent Local Area Reliability Service (LARS) agreement to ensure grid reliability as part of the Oakland Clean Energy Initiative was signed, but required California Public Utilities Commission (CPUC) approval. PG&E did not receive CPUC approval as of April 15, 2021. On April 16, 2021, Vistra terminated the LARS agreement with PG&E. We are continuing development of the Oakland battery ESS project while seeking another contractual arrangement that will allow the investment to move forward.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy and energy settlement contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy and energy settlement contract in April 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023. As of December 31, 2022, we had accumulated approximately $288 million in construction-work-in-process for Moss Landing Phase III.

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

3.RETIREMENT OF GENERATION FACILITIES

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and move to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur. Retirement date represents the first full day in which a plant does not operate.

Name	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Actual or Expected Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Sunset
Joppa	Joppa, IL	MISO	Coal	802	Retired September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	Retired September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than the end of 2027 if economic or other conditions dictate.

In 2020, we announced our intention to retire all of our remaining coal generation facilities in Illinois and Ohio, one coal generation facility in Texas and one natural gas facility in Illinois no later than year-end 2027 due to economic challenges, including incremental expenditures that would be required to comply with the CCR rule and ELG rule (see Note 12), and in furtherance of our efforts to significantly reduce our carbon footprint. Expected plant retirement expenses of $31 million and $12 million, respectively, driven by severance cost, were accrued in the year ended December 31, 2020 in operating costs of our Sunset and Asset Closure segments, respectively. As previously announced in April 2021, we retired the Joppa generation facilities in September 2022 in order to settle a complaint filed with the Illinois Pollution Control Board (IPCB) by the Sierra Club in 2018. As previously announced in July 2021, we retired the Zimmer coal generation facility in June 2022 due to the inability to secure capacity revenues for the plant in the PJM capacity auction held in May 2021.

See Note 20 for discussion of impairments recorded in connection with these determinations.

4. REVENUE

The following tables disaggregate our revenue by major source:

	Year Ended December 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,971	$—	$—	$—	$—	$—	$—	$6,971
Retail energy charge in Northeast/Midwest	2,139	—	—	—	—	—	—	2,139
Wholesale generation revenue from ISO/RTO	—	1,105	1,209	467	1,120	392	—	4,293
Capacity revenue from ISO/RTO (a)	—	—	20	—	63	20	—	103
Revenue from other wholesale contracts	—	696	1,106	151	150	22	—	2,125
Total revenue from contracts with customers	9,110	1,801	2,335	618	1,333	434	—	15,631
Other revenues:
Intangible amortization	—	—	1	—	(7)	—	—	(6)
Hedging and other revenues (b)	345	(640)	(316)	(291)	(858)	(138)	1	(1,897)
Affiliate sales (c)	—	2,572	1,686	9	488	—	(4,755)	—
Total other revenues	345	1,932	1,371	(282)	(377)	(138)	(4,754)	(1,903)
Total revenues	$9,455	$3,733	$3,706	$336	$956	$296	$(4,754)	$13,728
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $302 million of capacity sold offset by $282 million of capacity purchased. The Sunset segment includes $66 million of capacity sold offset by $3 million of capacity purchased. The Asset Closure segment includes $20 million of capacity sold.
(b)Includes $2.163 billion of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $544 million due to the discontinuance of NPNS accounting on retail electric contract portfolios in the second quarter of 2022 and the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term. See Note 19 for unrealized net gains (losses) by segment.
(c)Texas and East segments include $817 million and $38 million, respectively, of affiliated unrealized net losses, and Sunset segment includes $34 million of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Year Ended December 31, 2021
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$5,733	$—	$—	$—	$—	$—	$—	$5,733
Retail energy charge in Northeast/Midwest	2,255	—	—	—	—	—	—	2,255
Wholesale generation revenue from ISO/RTO	—	3,808	786	229	1,158	367	—	6,348
Capacity revenue from ISO/RTO (a)	—	—	(22)	1	138	46	—	163
Revenue from other wholesale contracts	—	2,302	602	104	192	1	—	3,201
Total revenue from contracts with customers	7,988	6,110	1,366	334	1,488	414	—	17,700
Other revenues:
Intangible amortization	(2)	—	74	—	(12)	—	—	60
Hedging and other revenues (b)	(115)	(4,355)	123	35	(1,043)	(328)	—	(5,683)
Affiliate sales (c)	—	1,035	1,024	5	220	—	(2,284)	—
Total other revenues	(117)	(3,320)	1,221	40	(835)	(328)	(2,284)	(5,623)
Total revenues	$7,871	$2,790	$2,587	$374	$653	$86	$(2,284)	$12,077
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $470 million of capacity purchased offset by $448 million of capacity sold. The West segment includes $1 million of capacity sold. The Sunset segment includes $142 million of capacity sold offset by $4 million of capacity purchased. The Asset Closure segment includes $46 million of capacity sold.
(b)Includes $1.191 billion of unrealized net losses from mark-to-market valuations of commodity positions, including Retail segment unrealized net losses of $298 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term. See Note 19 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $1.028 billion, $529 million and $162 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Year Ended December 31, 2020
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$5,813	$—	$—	$—	$—	$—	$—	$5,813
Retail energy charge in Northeast/Midwest	2,406	—	—	—	—	—	—	2,406
Wholesale generation revenue from ISO/RTO	—	475	310	124	264	210	—	1,383
Capacity revenue from ISO/RTO (a)	—	—	(52)	—	125	39	—	112
Revenue from other wholesale contracts	—	226	668	54	187	1	—	1,136
Total revenue from contracts with customers	8,219	701	926	178	576	250	—	10,850
Other revenues:
Intangible amortization	(5)	—	2	—	(21)	—	—	(24)
Hedging and other revenues (b)	56	416	(108)	101	83	69	—	617
Affiliate sales	—	2,999	1,595	3	298	—	(4,895)	—
Total other revenues	51	3,415	1,489	104	360	69	(4,895)	593
Total revenues	$8,270	$4,116	$2,415	$282	$936	$319	$(4,895)	$11,443
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $542 million of capacity purchased offset by $490 million of capacity sold. The Sunset segment includes $128 million of capacity sold offset by $3 million of capacity purchased. The Asset Closure segment includes $39 million of capacity sold.
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

Other Revenues

Some of our contracts for the sale of electricity meet the definition of a derivative under the accounting standards related to derivative instruments. Revenue from derivative contracts accounted for under ASC 815, Derivatives and Hedging is not considered revenue from contracts with customers under the accounting standards related to revenue. Our revenue from the sale of electricity under derivative contracts, including the impact of unrealized gains or losses on those contracts, is reported in the table above as hedging and other revenues. We have classified all sales to affiliates that are eliminated in consolidation as other revenues in the table above.

Contract and Other Customer Acquisition Costs

We defer costs to acquire retail contracts and amortize these costs over the expected life of the contract. The expected life of a retail contract is calculated using historical attrition rates, which we believe to be an accurate indicator of future attrition rates. The deferred acquisition and contract cost balance as of December 31, 2022 and 2021 was $89 million and $80 million, respectively. The amortization related to these costs during the years ended December 31, 2022, 2021 and 2020 totaled $83 million, $75 million and $46 million respectively, recorded as SG&A expenses, and $6 million, $6 million and $7 million, respectively, recorded as a reduction to operating revenues in the consolidated statements of operations.

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

Performance Obligations

As of December 31, 2022, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $480 million, $316 million, $224 million, $111 million and $63 million that will be recognized in the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively, and $672 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	December 31,
	2022	2021
Trade accounts receivable from contracts with customers — net	$1,644	$1,087
Other trade accounts receivable — net	415	310
Total trade accounts receivable — net	$2,059	$1,397

5.GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The following table provides information regarding our goodwill balance.

Balance at December 31, 2019	$2,553
Measurement period adjustments recorded in 2020 in connection with the Crius Transaction	(14)
Measurement period adjustments recorded in 2020 in connection with the Ambit Transaction	44
Balance at December 31, 2022, 2021 and 2020	$2,583

As of December 31, 2022, the carrying value of goodwill totaled $2.583 billion and consisted of the following:

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

Goodwill is required to be evaluated for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist. We have selected October 1 as our annual goodwill test date. On the most recent goodwill testing date, we applied qualitative factors and determined that it was more likely than not that the fair value of our Retail and Texas Generation reporting units exceeded their carrying value at October 1, 2022. Significant qualitative factors evaluated included reporting unit financial performance and market multiples, general macroeconomic, industry, and market conditions, cost factors, customer attrition, interest rates and changes in reporting unit book value.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	December 31, 2022			December 31, 2021
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$2,088	$1,768	$320	$2,083	$1,631	$452
Software and other technology-related assets	475	258	217	421	206	215
Retail and wholesale contracts	233	209	24	248	206	42
Contractual service agreements (a)	18	4	14	23	2	21
Other identifiable intangible assets (b)	50	8	42	95	20	75
Total identifiable intangible assets subject to amortization	$2,864	$2,247	617	$2,870	$2,065	805
Retail trade names (not subject to amortization) (c)			1,341			1,341
Total identifiable intangible assets			$1,958			$2,146
____________
(a)As of December 31, 2022 and 2021, amounts related to contractual service agreements that have become liabilities due to amortization of the economic impacts of the intangibles have been removed from both the gross carrying amount and accumulated amortization.
(b)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).
(c)During the year ended December 31, 2021, we recorded a $33 million impairment to a retail trade name intangible asset.

Identifiable intangible liabilities are comprised of the following:

	Year Ended December 31,
Identifiable Intangible Liability	2022	2021
Contractual service agreements	$128	$125
Purchase and sale of power and capacity	3	8
Fuel and transportation purchase contracts	9	14
Total identifiable intangible liabilities	$140	$147

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the consolidated statements of operations) consisted of:

Identifiable Intangible Assets and Liabilities	Consolidated Statements of Operations	Remaining useful lives of identifiable intangible assets at December 31, 2022 (weighted average in years)	Year Ended December 31,
			2022	2021	2020
Retail customer relationship	Depreciation and amortization	3	$137	$197	$283
Software and other technology-related assets	Depreciation and amortization	4	69	74	73
Retail and wholesale contracts/purchase and sale/fuel and transportation contracts	Operating revenues/fuel, purchased power costs and delivery fees	3	7	(56)	17
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	4	391	279	223
Total intangible asset expense, net (a)			$604	$494	$596
____________
(a)Amounts recorded in depreciation and amortization totaled $208 million, $275 million and $360 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts exclude contractual services agreements. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

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

•Retail trade names — Our retail trade name intangible assets represent the fair value of our retail brands, including the trade names of TXU EnergyTM, Ambit Energy, 4Change EnergyTM, Homefield Energy, Dynegy Energy Services, TriEagle Energy, Public Power and U.S. Gas & Electric, and were determined to be indefinite-lived assets not subject to amortization. These intangible assets are evaluated for impairment at least annually in accordance with accounting guidance related to other indefinite-lived intangible assets. We have selected October 1 as our test date. Significant qualitative factors evaluated included trade name financial performance, general macroeconomic, industry, and market conditions, customer attrition and interest rates. On the most recent testing date, we determined that it was more likely than not that the fair value of our retail trade name intangible asset exceeded its carrying value at October 1, 2022.

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

Estimated Amortization of Identifiable Intangible Assets and Liabilities

As of December 31, 2022, the estimated aggregate amortization expense of identifiable intangible assets and liabilities for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2023	$158
2024	$109
2025	$82
2026	$57
2027	$33

6.INCOME TAXES

Vistra files a U.S. federal income tax return that includes the results of its consolidated subsidiaries. Vistra is the corporate parent of the Vistra consolidated group. Pursuant to applicable U.S. Department of the Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

Income Tax Expense (Benefit)

The components of our income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$2	$1	$(5)
State	7	16	41
Total current	9	17	36
Deferred:
U.S. Federal	(304)	(336)	171
State	(55)	(139)	59
Total deferred	(359)	(475)	230
Total	$(350)	$(458)	$266

Reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) recorded:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(1,560)	$(1,722)	$890
U.S. federal statutory rate	21%	21%	21%
Income taxes at the U.S. federal statutory rate	(328)	(362)	187
Nondeductible TRA accretion	18	(8)	(7)
State tax, net of federal benefit	(19)	(2)	32
Federal and State return to provision adjustment	(15)	(2)	13
Nondeductible compensation	5	4	—
Equity awards	(3)	1	—
Valuation allowance on state NOLs	(8)	(94)	41
Lignite depletion	(4)	(3)	(3)
Other	4	8	3
Income tax expense (benefit)	$(350)	$(458)	$266
Effective tax rate	22.4%	26.6%	29.9%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Noncurrent Deferred Income Tax Assets
Tax credit carryforwards	$125	$76
Loss carryforwards	1,182	1,193
Identifiable intangible assets	456	346
Long-term debt	121	15
Employee benefit obligations	108	121
Commodity contracts and interest rate swaps	764	238
Other	49	148
Total deferred tax assets	$2,805	$2,137
Noncurrent Deferred Income Tax Liabilities
Property, plant and equipment	1,033	767
Total deferred tax liabilities	1,033	767
Valuation allowance	63	68
Net Deferred Income Tax Asset	$1,709	$1,302

As of December 31, 2022, we had total net deferred tax assets of approximately $1.709 billion that were substantially comprised of book and tax basis differences related to our generation and mining property, plant and equipment, as well as federal and state net operating loss (NOL) carryforwards. Our deferred tax assets were significantly impacted by the impacts of Winter Storm Uri as well as the Merger. For the year ended December 31, 2022, we recognized a tax benefit of $9 million on the release of state valuation allowances. For the year ended December 31, 2021, we recognized a tax benefit of $74 million on the release of state valuation allowances largely related to Illinois. As of December 31, 2022, we assessed the need for a valuation allowance related to our deferred tax asset and considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. We have identified negative evidence, in the form of cumulative losses on an unadjusted basis over the preceding 12 quarters. We evaluated historical earnings after adjusting for certain nonrecurring items for purposes of projecting future income, performed scheduling of the reversal of temporary differences, and considered other positive and negative evidence. In connection with our analysis, we concluded that it is more likely than not that the federal deferred tax assets will be fully utilized by future taxable income, and thus no valuation allowance was required. A valuation allowance of approximately $3 million was recorded in the fourth quarter of 2022 against a portion of our charitable contribution deferred tax asset that is not more likely than not to be utilized before expiration in 2024.

As of December 31, 2022, we had $4.5 billion pre-tax net operating loss (NOL) carryforwards for federal income tax purposes that will begin to expire in 2032.

The income tax effects of the components included in accumulated other comprehensive income totaled net deferred tax liabilities of $7 million and $9 million at December 31, 2022 and 2021, respectively.

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including a nuclear production tax credit (PTC), a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. Vistra is not subject to the CAMT in the next fiscal year since it applies only to corporations that have a three-year average annual adjusted financial statement income in excess of $1 billion. The excise tax is not expected to have a material impact on our financial statements. As of December 31, 2022, we have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Final Section 163(j) Regulations

In response to the global pandemic related to COVID-19, the CARES Act was signed into law in March 2020. The CARES Act provides numerous relief provisions for corporate taxpayers, including modification of the utilization limitations on net operating losses, favorable expansion of the deduction for business interest expense under IRC Section 163(j) (Section 163(j)), the ability to accelerate timing of refundable AMT credits and the temporary suspension of certain payment requirements for the employer portion of social security taxes. Additionally, the final Section 163(j) regulations were issued in July 2020 and provided a critical correction to the proposed regulations with respect to the computation of adjusted taxable income. As of January 1, 2022, certain provisions in the final Section 163(j) regulations have sunset, including the addback of depreciation and amortization to adjusted taxable income. As a result, under the law as currently enacted, Vistra's deductible business interest expense will be significantly limited for the 2022 tax year. Vistra remains active in legislative monitoring and advocacy efforts to support a legislative solution to reinstate and make permanent the addback of depreciation and amortization to adjusted taxable income. Vistra also utilized the CARES Act payroll deferral mechanism to defer the payment of approximately $22 million from 2020 to 2021 and 2022. We paid the remainder of the previously deferred taxes in December 2022.

Liability for Uncertain Tax Positions

Accounting guidance related to uncertain tax positions requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a "more-likely-than-not" standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.

We classify interest and penalties related to uncertain tax positions as current income tax expense. The amounts were immaterial for the years ended December 31, 2022, 2021 and 2020. The following table summarizes the changes to the uncertain tax positions, reported in accumulated deferred income taxes and other current liabilities in the consolidated balance sheets for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period, excluding interest and penalties	$38	$39	$126
Additions based on tax positions related to prior years	—	1	3
Reductions based on tax positions related to prior years	(1)	—	(90)
Settlements with taxing authorities	(1)	(2)	—
Balance at end of period, excluding interest and penalties	$36	$38	$39

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. In the second quarter of 2022, the employment tax audit for tax year 2018 was closed with no adjustment. The federal income tax audit is in its final stages and Vistra expects final closing on an agreed basis with immaterial changes in the first half of 2023. It is reasonably possible $36 million of the uncertain tax positions could be resolved within the next 12 months upon final closing. In December 2022, the IRS formally concluded the federal income tax examination of Crius Energy Corp's pre-acquisition tax years 2015 and 2016, with payment of the agreed adjustments of less than $1 million made in 2022. All adjustments were agreed, closing out tax years 2015 and 2016. Uncertain tax positions totaled $36 million and $38 million as of December 31, 2022 and 2021, respectively. Of the amounts recorded as unrecognized tax benefits, an insignificant portion would impact our effective tax rate if recognized.

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

7.TAX RECEIVABLE AGREEMENT OBLIGATION

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our consolidated balance sheets, for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
TRA obligation at the beginning of the period	$395	$450	$455
Accretion expense	64	62	64
Changes in tax assumptions impacting timing of payments (a)	64	(115)	(69)
Impacts of Tax Receivable Agreement	128	(53)	(5)
Payments	(1)	(2)	—
TRA obligation at the end of the period	522	395	450
Less amounts due currently	(8)	(1)	(3)
Noncurrent TRA obligation at the end of the period	$514	$394	$447
____________
(a)During the year ended December 31, 2022, we recorded an increase to the carrying value of the TRA obligation totaling $64 million as a result of adjustments to forecasted book and taxable income due to increases in commodity price forecasts. During the year ended December 31, 2021, we recorded a decrease to the carrying value of the TRA obligation totaling approximately $115 million as a result of adjustments to forecasted taxable income, including the financial impacts of Winter Storm Uri, and anticipated tax benefits available under current tax laws for planned additional renewable development projects. During the year ended December 31, 2020, we recorded a decrease to the carrying value of the TRA obligation totaling $69 million as a result of adjustments to forecasted taxable income, including the impacts of the CARES Act, changes to Section 163(j) percentage limitation amount, the impacts from the issuance of the final Section 163(j) regulations and the anticipated tax benefits from renewable development projects.

As of December 31, 2022, the estimated carrying value of the TRA obligation totaled $522 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of December 31, 2022, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

8.EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Vistra	$(1,227)	$(1,274)	$636
Less cumulative dividends attributable to Series A Preferred Stock	(80)	(17)	—
Less cumulative dividends attributable to Series B Preferred Stock	(70)	(4)	—
Net income (loss) attributable to common stock — basic	(1,377)	(1,295)	636
Weighted average shares of common stock outstanding — basic	422,447,074	482,214,544	488,668,263
Net income (loss) per weighted average share of common stock outstanding — basic	$(3.26)	$(2.69)	$1.30
Dilutive securities: Stock-based incentive compensation plan	—	—	2,422,205
Weighted average shares of common stock outstanding — diluted	422,447,074	482,214,544	491,090,468
Net income (loss) per weighted average share of common stock outstanding — diluted	$(3.26)	$(2.69)	$1.30

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 8,292,647, 14,412,299 and 12,553,414 shares for the years ended December 31, 2022, 2021 and 2020, respectively.

9.ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In December 2020, the Receivables Facility was amended to include Ambit Texas, LLC (Ambit Texas), Value Based Brands and TriEagle Energy, as originators, and increase the commitment of the Purchasers to $500 million for the remaining term of the Receivables Facility. In February 2021, the Receivables Facility was amended to allow for a one-time, $596 million borrowing to take advantage of a higher receivable balance at such time. The borrowing limit returned to $500 million in March 2021. In March 2021, the Receivables Facility was amended to increase the commitment of the Purchasers to $600 million through the July 2021 renewal. The Receivables Facility was renewed in July 2022, extending the term of the Receivables Facility to July 2023, adjusting the commitment of the purchasers to purchase interests in the receivables under the Receivables Facility during certain periods to align with the peak retail season which increased the commitments by $25 million for the settlement periods through December 2022 as compared to prior periods, as follows: (i) $625 million beginning with the settlement date in July 2022 until the settlement date in August 2022, (ii) $750 million from the settlement date in August 2022 until the settlement date in November 2022, (iii) $625 million from the settlement date in November 2022 until the settlement date in December 2022, and (iv) $600 million from the settlement date in December 2022 and thereafter for the remaining term of the Receivables Facility.

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

As of December 31, 2022, outstanding borrowings under the Receivables Facility totaled $425 million and were supported by $1.013 billion of RecCo gross receivables. As of December 31, 2021, there were no outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2021, the Repurchase Facility was renewed until August 2021 and increased from $125 million to $150 million. In August 2021, the Repurchase Facility was renewed until July 2022 and the facility size was decreased from $150 million to $125 million. In August 2022, the Repurchase Facility was renewed until July 2023 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Transactions). Each Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

There were no outstanding borrowings under the Repurchase Facility as of both December 31, 2022 and December 31, 2021.

10.DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	December 31,
	2022	2021
Vistra Operations Credit Facilities	$2,514	$2,543
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	—
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	—
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	4,600	3,100
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Forward Capacity Agreements	—	213
Equipment Financing Agreements	79	92
Other	—	6
Total other long-term debt	79	311
Unamortized debt premiums, discounts and issuance costs	(72)	(73)
Total long-term debt including amounts due currently	11,971	10,731
Less amounts due currently	(38)	(254)
Total long-term debt less amounts due currently	$11,933	$10,477

As of December 31, 2022 and 2021, outstanding short-term borrowings totaled $650 million and zero, respectively, under the Commodity-Linked Facility and the Revolving Credit Facility (described below).

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

Vistra Operations Credit Facilities — As of December 31, 2022, the Vistra Operations Credit Facilities consisted of up to $5.889 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.375 billion (Revolving Credit Facility) and term loans of $2.514 billion (Term Loan B-3 Facility). These amounts reflect the following transactions and amendments completed in 2022, 2021 and 2020:

•On April 29, 2022 (April 2022 Amendment Effective Date) and July 18, 2022 (July 2022 Amendment Effective Date), Vistra Operations entered into amendments (Credit Agreement Amendments) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendments, new classes of extended revolving credit commitments maturing in April 2027 were established in aggregate amounts of $2.8 billion and $725 million as of the April 2022 Amendment Effective Date and the July 2022 Amendment Effective Date, respectively. The July 18, 2022 amendment to the Vistra Operations Credit Agreement also provides that Vistra Operations will terminate at least $350 million in Extended Revolving Credit Facility commitments by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. In accordance with this requirement, effective December 30, 2022, Vistra Operations terminated $350 million in revolving commitments. After giving effect to the Credit Agreement Amendments and the revolving commitment reduction, the aggregate amount of revolving commitments maturing on April 29, 2027 equals $3.175 billion (Extended Revolving Credit Facility), while the $200 million in revolving commitments maturing on June 14, 2023 (Non-Extended Revolving Credit Facility) remain unchanged by the Credit Agreement Amendments. Furthermore, the Credit Agreement Amendments appointed new revolving letter of credit issuers, such that the aggregate amount of revolving letter of credit commitments equals $3.245 billion after giving effect to the Credit Agreement Amendments. Fees and expenses related to the Credit Agreement Amendments totaled $8 million in the year ended December 31, 2022, which were capitalized as a reduction in the carrying amount of the debt.

•In March 2021, Vistra Operations borrowed $1.0 billion principal amount under the Term Loan A Facility. In April 2021, Vistra Operations borrowed an additional $250 million principal amount under the Term Loan A Facility. Proceeds from the Term Loan A Facility, together with cash on hand, were used to repay certain amounts outstanding under the Revolving Credit Facility. Borrowings under the Term Loan A Facility were reported in short-term borrowings in our consolidated balance sheet. In May 2021, Vistra Operations used the proceeds from the issuance of the Vistra Operations 4.375% senior unsecured notes due 2029 (described below), together with cash on hand, to repay the $1.25 billion borrowings under the Term Loan A Facility. We recorded an extinguishment loss of $1 million on the transaction in the year ended December 31, 2021.

•In March 2020, Vistra Operations repurchased and cancelled $100 million principal amount of Term Loan B-3 Facility borrowings at a weighted average price of $93.875. We recorded an extinguishment gain of $6 million on the transaction in the year ended December 31, 2020.

During the year ended December 31, 2022, we borrowed $1.75 billion and repaid $1.5 billion under the Revolving Credit Facility, with proceeds from the borrowings used for general corporate purposes.

Our credit facilities and related available capacity at December 31, 2022 are presented below.

		December 31, 2022
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$3,175	$237	$1,777	$1,161
Non-Extended Revolving Credit Facility (b)	June 14, 2023	$200	$13	$112	$75
Term Loan B-3 Facility (c)	December 31, 2025	2,514	2,514	—	—
Total Vistra Operations Credit Facilities		$5,889	$2,764	$1,889	$1,236
Commodity-Linked Facility (d)	October 4, 2023	1,350	400	—	808
Total Credit Facilities		$7,239	$3,164	$1,889	$2,044
___________
(a)Extended Revolving Credit Facility used for general corporate purposes. Cash borrowings under the Extended Revolving Credit Facility are reported in short-term borrowings in our consolidated balance sheets. The full amount of Extended Revolving Credit Facility available capacity can be utilized to issue letters of credit. In December 2022, Vistra Operations terminated $350 million in Extended Revolving Credit Facility commitments.
(b)Non-Extended Revolving Credit Facility used for general corporate purposes. Cash borrowings under the Non-Extended Revolving Credit Facility are reported in short-term borrowings in our consolidated balance sheets. The full amount of Non-Extended Revolving Credit Facility available capacity can be utilized to issue letters of credit.
(c)Cash borrowings under the Term Loan B-3 Facility are subject to a required scheduled quarterly payment in annual amount equal to 1.00% of the original principal amount with the balance paid at maturity. Amounts paid cannot be reborrowed.
(d)Commodity-Linked Facility (defined below) used to support our comprehensive hedging strategy. As of December 31, 2022, the borrowing base of $1.208 billion is lower than the facility limit which represents aggregate commitments of $1.35 billion. See Commodity-Linked Revolving Credit Facility below for discussion of the borrowing base calculation. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on a term Secured Overnight Financing Rate (SOFR), plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility had been revised to range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of December 31, 2022, there were $237 million outstanding borrowings under the Extended Revolving Credit Facility and the weighted average interest rate on outstanding borrowings was 8.25% based on the Alternate Bank Rate (ABR) plus a spread of 0.75% as required to be used for same-day borrowings. Letters of credit issued under the Extended Revolving Credit Facility bear interest of 1.75%. The applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments may further be adjusted from time to time dependent upon the Company's performance relative to certain sustainability-linked targets and thresholds.

Under the Vistra Operations Credit Agreement, cash borrowings under the Non-Extended Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%. As of December 31, 2022, there were $13 million outstanding borrowings under the Non-Extended Revolving Credit Facility and the weighted average interest rate on outstanding borrowings was 8.25% based on the ABR plus a spread of 0.75% as required to be used for same-day borrowings. Letters of credit issued under the Non-Extended Revolving Credit Facility bear interest of 1.75%. Amounts borrowed under the Term Loan B-3 Facility bears interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of December 31, 2022, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 6.13% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Non-Extended Revolving Credit Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). As of December 31, 2022, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Commodity-Linked Revolving Credit Facility — In order to support our comprehensive hedging strategy, in February 2022, Vistra Operations entered into a $1.0 billion senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. In May 2022, we entered into an amendment to the Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to a facility size of $3.0 billion. Subsequent amendments in May 2022 and June 2022 increased the aggregate available commitments from $2.0 billion to $2.25 billion. In October 2022, Vistra initiated amendments to the Commodity-Linked Facility to, among other things, (i) extend the maturity date to October 4, 2023 and (ii) reduce the aggregate available commitments to $1.35 billion. Fees and expenses related to the facility totaled $6 million in the year ended December 31, 2022, which were capitalized as a reduction in the carrying amount of the debt. The Vistra Operations Commodity-Linked Credit Agreement includes a covenant, solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings exceeds 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). Although the period ended December 31, 2022 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time.

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

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of December 31, 2022, Vistra has entered into the following series of interest rate swap transactions.

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

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of December 31, 2022, $762 million of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of December 31, 2022, we were in compliance with these financial covenants.

Vistra Operations Senior Secured Notes

In May 2022, Vistra Operations issued $1.5 billion aggregate principal amount of senior secured notes (2022 Senior Secured Notes), consisting of $400 million aggregate principal amount of 4.875% senior secured notes due 2024 (4.875% Senior Secured Notes) and $1.1 billion aggregate principal amount of 5.125% senior secured notes due 2025 (5.125% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act (Senior Secured Notes Offering). The 2022 Senior Secured Notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. The 4.875% Senior Secured Notes mature in May 2024 and the 5.125% Senior Secured Notes mature in May 2025. Interest on the 2022 Senior Secured Notes is payable in cash semiannually in arrears on May 13 and November 13 of each year, beginning in November 2022. Net proceeds from the Senior Secured Notes Offering totaling $1.485 billion, together with cash on hand, were used to pay down borrowings under the Commodity-Linked Facility. Fees and expenses related to the offering totaled $17 million in the year ended December 31, 2022, which were capitalized as a reduction in the carrying amount of the debt.

Since 2019, Vistra Operations issued and sold $4.6 billion aggregate principal amount of senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 3.550% senior secured notes due 2024, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029 and the 2022 Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Vistra Operations Senior Unsecured Notes

In May 2021, Vistra Operations issued and sold $1.25 billion aggregate principal amount of 4.375% senior unsecured notes due 2029 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 4.375% senior unsecured notes due 2029 were sold pursuant to a purchase agreement by and among Vistra Operations, the Guarantor Subsidiaries and J.P. Morgan Securities LLC, as representative of the several initial purchasers. The 4.375% senior unsecured notes mature in May 2029, with interest payable in arrears on May 1 and November 1 beginning November 1, 2021 with interest accrued from May 10, 2021. Net proceeds, together with cash on hand, were used to repay all amounts outstanding under the Term Loan A Facility and to pay fees and expenses of $15 million related to the offering. Fees and expenses were capitalized as a reduction in the carrying amount of the debt.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to voluntarily repay or repurchase outstanding debt, which authorization expired in March 2022 (the Prior Authorization). No amounts were repurchased under the Prior Authorization. In October 2022, the Board re-authorized the voluntary repayment or repurchase of up to $1.8 billion of outstanding debt, with such authorization expiring on December 31, 2023 (Current Authorization). Through December 31, 2022, no amounts were repurchased under the Current Authorization.

Vistra Senior Unsecured Notes

On the Merger Date, Vistra assumed $6.138 billion principal amount of Dynegy's senior unsecured notes (Vistra Senior Unsecured Notes). In June 2018, each of the Company's subsidiaries that guaranteed the Vistra Operations Credit Facilities (and did not already guarantee the senior notes) provided a guarantee on the senior notes that remained outstanding.

In January 2020, June 2020 and July 2020, Vistra redeemed aggregate principal amounts of $81 million of 8.000% senior notes, $500 million of 5.875% senior notes and $166 million of 8.125% senior notes, respectively, at redemption prices of 104%, 100.979% and 104.063%, respectively, of the aggregate principal amounts thereof, plus accrued and unpaid interest to, but excluding, the dates of redemption. Extinguishment gains of $11 million were recognized on the transactions in the year ended December 31, 2020.

Vistra had no outstanding senior notes at the Parent level as of December 31, 2022 and 2021.

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

Maturities

Long-term debt maturities at December 31, 2022 are as follows:

December 31, 2022
2023	$40
2024	1,940
2025	3,567
2026	1,006
2027	3,402
Thereafter	2,088
Unamortized premiums, discounts and debt issuance costs	(72)
Total long-term debt, including amounts due currently	$11,971

11.LEASES

Vistra has both finance and operating leases for real estate, rail cars and equipment. Our leases have remaining lease terms for 1 to 35 years. Our leases include options to renew up to 15 years. Certain leases also contain options to terminate the lease.

Lease Cost

The following table presents costs related to lease activities:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$9	$11	$14
Finance lease:
Finance lease right-of-use asset amortization	9	9	7
Interest on lease liabilities	12	10	7
Total finance lease cost	21	19	14
Variable lease cost (a)	22	29	29
Short-term lease cost	47	35	31
Sublease income (b)	—	(7)	(8)
Net lease cost	$99	$87	$80
____________
(a)Represents coal stockpile management services, common area maintenance services, and rail car payments based on the number of rail cars used.
(b)Represents sublease income related to real estate leases.

Balance Sheet Information

The following table presents lease related balance sheet information:

	December 31,
	2022	2021
Lease assets:
Operating lease right-of-use assets	$51	$40
Finance lease right-of-use assets (net of accumulated depreciation)	173	$173
Total lease right-of-use assets	224	213
Current lease liabilities:
Operating lease liabilities	8	5
Finance lease liabilities	9	8
Total current lease liabilities	17	13
Noncurrent lease liabilities:
Operating lease liabilities	45	38
Finance lease liabilities	237	235
Total noncurrent lease liabilities	282	273
Total lease liabilities	$299	$286

Cash Flows and Other Information

The following table presents lease related cash flows and other information:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	$11	$17
Operating cash flows from finance leases	8	9	5
Finance cash flows from finance leases	12	5	10
Non-cash disclosure upon commencement of new lease:
Right-of-use assets obtained in exchange for new operating lease liabilities	19	7	14
Right-of-use assets obtained in exchange for new finance lease liabilities	6	—	108
Non-cash disclosure upon modification of existing lease:
Modification of operating lease right-of-use assets	—	(4)	(1)
Modification of finance lease right-of-use assets	4	(1)	23

Weighted Average Remaining Lease Term

The following table presents weighted average remaining lease term information:

	December 31,
	2022	2021
Weighted average remaining lease term:
Operating lease	15.8 years	17.6 years
Finance lease	24.2 years	25.0 years
Weighted average discount rate:
Operating lease	6.26%	5.76%
Finance lease	4.81%	4.95%

Maturity of Lease Liabilities

The following table presents maturity of lease liabilities:

	Operating Lease	Finance Lease	Total Lease
2023	$10	$21	$31
2024	7	20	27
2025	6	20	26
2026	4	14	18
2027	4	13	17
Thereafter	57	358	415
Total lease payments	88	446	534
Less: Interest	(35)	(200)	(235)
Present value of lease liabilities	$53	$246	$299

12.COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2022, we had minimum contractual commitments under long-term service and maintenance contracts, energy-related contracts and other agreements as follows:

	Long-Term Service and Maintenance Contracts (a)	Coal transportation agreements	Pipeline transportation and storage reservation fees	Water Contracts
2023	$285	$76	$146	$9
2024	250	33	136	9
2025	187	34	120	9
2026	242	35	106	9
2027	141	36	89	9
Thereafter	2,318	—	132	50
Total	$3,423	$214	$729	$95
____________
(a)Long-term service and maintenance contracts reflect expected expenditures as these contracts do not include minimum spending requirements, but can only be terminated based on events outside the control of the Company.

In addition to the commitments detailed above, we have nuclear fuel contracts with early termination penalties. As of December 31, 2022, termination costs of $65 million would be incurred if we terminated those contracts.

Expenditures under our coal purchase and coal transportation agreements totaled $995 million, $850 million, and $845 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of December 31, 2022, we had outstanding letters of credit totaling $2.651 billion as follows:

•$2.314 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$180 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$74 million to support our REP financial requirements with the PUCT; and
•$56 million for other credit support requirements.

Surety Bonds

As of December 31, 2022, we had outstanding surety bonds totaling $932 million to support performance under various contracts and legal obligations in the normal course of business.

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

Litigation

Gas Index Pricing Litigation — We, through our subsidiaries, and other companies have been named as defendants in lawsuits claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. We now remain as a defendant in only one action, which is a consolidated putative class action lawsuit pending in federal court in Wisconsin where a class has been certified and an interlocutory appeal will be heard in the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court).

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

Brazos Electric Cooperative Inc. (Brazos) Bankruptcy — As a result of the lengthy period of peak pricing administratively imposed by the PUCT during Winter Storm Uri, certain market participants within ERCOT were not able to pay their full obligations to ERCOT. Consequently, ERCOT was "short-paid" approximately $2.9 billion, the majority of which was related to Brazos, a Texas-based non-profit electric cooperative corporation that provides wholesale electricity to its members, which, in turn, provide retail electricity to Texas consumers. In March 2021, Brazos commenced a Chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the Southern District of Texas. As part of the Brazos bankruptcy proceeding, ERCOT filed a claim to recover approximately $1.9 billion from Brazos. In response, Brazos filed an adversary proceeding against ERCOT seeking to disallow or greatly reduce ERCOT's claim. ERCOT and Brazos subsequently engaged in mediation to resolve the dispute as an alternative to ERCOT's imposition of its market default protocols, which specify recovery of these losses through issuance of default uplift invoices to all market participants. Under this short-pay recovery process, uplifted short-paid amounts are allocated to all market participants based on market share on a monthly basis until the full short-paid amounts are recovered. The ERCOT protocols limit the amount of short-paid amounts that ERCOT can uplift to the entire market to $2.5 million per month which would have taken approximately 63 years to recover the full Brazos short-pay claim. As a result of applying these standard ERCOT market default protocols, we recognized an approximately $189 million default uplift liability in the first quarter of 2021 based on our market share, which was subsequently reduced to $124 million as ERCOT collected amounts owed from certain defaulting entities through other means, primarily through securitization.

After extensive negotiations, Brazos and ERCOT reached a settlement in September 2022 that was incorporated in a proposed Brazos plan of reorganization filed with the bankruptcy court. Under the settlement, Brazos owed two payments to ERCOT upon its emergence from bankruptcy: first, an approximately $600 million payment, which ERCOT would use to replenish its Congestion Revenue Rights (CRR) Reserve Account and pay down its portion of the securitization program adopted by the legislature for electric cooperatives and municipal-owned utilities, and second, an approximately $554 million payment to fund an initial distribution to be made by ERCOT to market participants with claims against the Brazos short-pay based on each market participant's payment election. Brazos would also make certain installment payments (of up to $13.8 million per year over 12 years) and contribute a portion of the proceeds from the sale of its generation assets (approximately $117 million) to fund payments, to be distributed by ERCOT, to the applicable market participants. Importantly, the settlement precludes ERCOT from collecting default uplift from market participants for any prepetition amounts owed by Brazos (i.e., it supplants the process to uplift the short-pay claim to market participants), and allows Vistra to extinguish the remaining $124 million default uplift liability to ERCOT on account of the Brazos short pay following confirmation of the Brazos plan of reorganization. In September 2022, Brazos filed its plan of reorganization with the bankruptcy court and the proposed ERCOT settlement agreement was subject to the Brazos bankruptcy plan voting and confirmation processes, which concluded in November 2022 when the Brazos plan of reorganization was approved by the bankruptcy court. In December 2022, the Brazos plan of reorganization became effective. Accordingly, the $124 million default uplift liability to ERCOT, which was entirely attributable to the Brazos default, was derecognized in the fourth quarter of 2022 and recognized as revenue in the statement of operations.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been, and continue to be, filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings. Additional personal injury cases that have been, and continue to be, filed on behalf of additional plaintiffs have been consolidated with the MDL proceedings. In addition, in January 2022, an insurance subrogation lawsuit was filed in Austin state court by over one hundred insurance companies against ERCOT, Vistra and several other defendants. The lawsuit seeks recovery of insurance funds paid out by these insurance companies to various policyholders for claims related to Winter Storm Uri, and that case has also now been consolidated with the MDL proceedings. In the summer of 2022, various defendant groups filed motions to dismiss five so-called bellwether cases, and the MDL court heard oral argument on those motions in October 2022. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In February 2023, the generator defendants filed a mandamus petition with the Houston Court of Appeals to review the MDL court's denial of the motion to dismiss. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously.

Greenhouse Gas Emissions (GHG)

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the D.C. Circuit Court issued an amended judgment, denying petitions for review of the ACE rule and challenges to the repeal of the CPP. In addition, the EPA has opened a docket seeking input on questions related to the regulation of GHGs under Section 111(d) and has indicated its intent to issue a new proposal in Spring 2023.

Cross-State Air Pollution Rule (CSAPR)

In October 2015, the EPA revised the primary and secondary ozone NAAQS to lower the 8-hour standard for ozone emissions during ozone season (May to September). As required under the CAA, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA demonstrating that emissions from Texas sources do not contribute significantly to nonattainment in, or interfere with maintenance by, any other state with respect to the revised ozone NAAQS. In February 2023, the EPA disapproved Texas's SIP. In April 2022, prior to the EPA's disapproval of Texas's SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. The proposed FIP would apply to 25 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this proposed rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. The revised Group 3 trading program (previously established in the Revised CSAPR Update Rule) would include emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Starting in 2026, the budgets would be based on levels achieved through installation of selective catalytic reduction (SCR) controls at the approximately 20% of large coal-fueled power plants that do not currently have such controls. Starting in 2025, the budgets would be updated annually to account for source retirements. Starting in 2024, the rule would also impose a daily emissions rate limit for coal-fueled units with existing controls and would impose such a limit for units installing new controls in 2027. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. The EPA is expected to finalize the proposed FIP in March 2023. In February 2022, the State of Texas, Luminant, certain trade groups, and others filed legal challenges to the EPA's disapproval of Texas's SIP in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). If the EPA finalizes the FIP described above as expected in March 2023, it will impose reduced ozone season NOX budgets under the CSAPR program for our Texas power plants. We cannot predict the outcome of our legal challenges to the EPA's disapproval of the SIP, any legal action related to the EPA's FIP once finalized, or the effects of the final rule (after the conclusion of legal challenges) on operations of our generation fleet.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas' SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The EPA has stated it is starting a proceeding for reconsideration of the BART rule, which we expect in 2023. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration.

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

CCR/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. Briefing on this petition will be complete by May 2023.

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

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against Dynegy Midwest Generation, LLC (DMG), alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the Seventh Circuit Court affirmed the district court's dismissal of the lawsuit. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. We answered that complaint in July 2021, and this matter is currently abated.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. These proposed closure costs are reflected in the ARO in our consolidated balance sheets (see Note 20).

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule and that case remains pending. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application will be filed for our Baldwin facility in 2023.

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

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. The Company intends to reply substantively to this submission, and to vigorously defend its position, consistent with the FERC's scheduling orders.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Labor Contracts

We employ certain personnel who are represented by labor unions, the terms of whose employment are governed by collective bargaining agreements. The terms of all current collective bargaining agreements covering represented personnel engaged in lignite mining operations, lignite-, coal-, natural gas- and nuclear-fueled generation operations, as well as some battery operations, expire on various dates between March 2023 and August 2025, but remain effective thereafter unless and until terminated by either party. While we cannot predict the outcome of labor contract negotiations, we do not expect any changes in our existing agreements to have a material adverse effect on our results of operations, liquidity or financial condition.

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

With regard to nuclear liability coverage, the Act provides for financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $13.7 billion and requires nuclear generation plant operators to provide financial protection for this amount. However, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims that exceed the $13.7 billion limit for a single incident. As required, we insure against a possible nuclear incident at our Comanche Peak facility resulting in public nuclear-related bodily injury and property damage through a combination of private insurance and an industry-wide retrospective payment plan known as Secondary Financial Protection (SFP).

Under the SFP, in the event of any single nuclear liability loss in excess of $450 million at any nuclear generation facility in the U.S., each operating licensed reactor in the U.S. is subject to an assessment of up to $137.6 million. This approximately $137.6 million maximum assessment is subject to increases for inflation every five years, with the next expected adjustment scheduled to occur by November 2023. Assessments are currently limited to $20.5 million per operating licensed reactor per year per incident. As of December 31, 2022, our maximum potential assessment under the industry retrospective plan would be approximately $275 million per incident but no more than $41 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $450 million per accident at any nuclear facility.

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

13.EQUITY

Common Stock Issuances and Repurchases

Changes in the number of shares of common stock issued and outstanding for the years ended December 31, 2022, 2021 and 2020 are reflected in the table below.

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 31, 2019	528,741,335	(41,043,224)	487,698,111
Shares issued (a)	1,611,462	—	1,611,462
Shares retired	(3,685)	—	(3,685)
Balance at December 31, 2020	530,349,112	(41,043,224)	489,305,888
Shares issued (a)	2,583,761	—	2,583,761
Shares retired	(3,397)	—	(3,397)
Shares repurchased (b)	—	(27,988,518)	(27,988,518)
Balance at December 31, 2021	532,929,476	(69,031,742)	463,897,734
Shares issued (a)	4,262,575	—	4,262,575
Shares retired	(12,979)	—	(12,979)
Shares repurchased (b)	—	(78,470,547)	(78,470,547)
Balance at December 31, 2022	537,179,072	(147,502,289)	389,676,783
____________
(a)Shares issued includes share awards granted to nonemployee directors.
(b)Shares repurchased include 78,087 and 5,174,863 of unsettled shares purchased as of December 31, 2022 and 2021, respectively.

Share Repurchase Programs

Current Share Repurchase Program — In October 2021, we announced that the Board authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. In August 2022, the Board authorized an incremental $1.25 billion for repurchases to bring the total authorized under the Share Repurchase Program to $3.25 billion.

	$3.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Year Ended December 31, 2021	19,330,365	$21.16	$409
Year Ended December 31, 2022	78,470,547	23.40	1,836
Total repurchased through December 31, 2022 (a)	97,800,912	$22.96	$2,245	$1,005
January 1, 2023 through February 23, 2023	8,824,640	22.72	201
Total repurchased through February 23, 2023	106,625,552	$22.94	$2,446	$804
____________
(a) Shares repurchased include 78,087 of unsettled shares repurchased for $2 million as of December 31, 2022.

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

Dividends

Common Stock Dividends — In November 2018, Vistra announced the Board adopted a dividend program which we initiated in the first quarter of 2019. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and any contractual limitations. Quarterly dividends declared and paid per share of common stock for the years ended December 31, 2022, 2021 and 2020 are reflected in the table below.

Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2022	March 2022	$0.170	February 2021	March 2021	$0.150	February 2020	March 2020	$0.135
May 2022	June 2022	$0.177	April 2021	June 2021	$0.150	April 2020	June 2020	$0.135
July 2022	September 2022	$0.184	July 2021	September 2021	$0.150	July 2020	September 2020	$0.135
October 2022	December 2022	$0.193	October 2021	December 2021	$0.150	October 2020	December 2020	$0.135

In February 2023, the Board declared a quarterly dividend of $0.1975 per share of common stock that will be paid in March 2023.

Preferred Stock Dividends — The annual dividend rate on each share of Series A Preferred Stock is 8.0% from the Series A Issuance Date to, but excluding October 15, 2026 (Series A First Reset Date). On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.07%), plus a spread of 6.93% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each April 15 and October 15, commencing on April 15, 2022, when, as and if declared by the Board.

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

Semiannual dividends declared and paid per share of each respective preferred stock series for the year ended December 31, 2022 are reflected in the table below. Dividends payable are recorded on board declaration date.

Year Ended December 31, 2022
Board Declaration Date	Payment Date	Per Share Amount
Series A Preferred Stock:
February 2022	April 2022	$40.00
July 2022	October 2022	$40.00
Series B Preferred Stock:
May 2022	June 2022	$35.97
October 2022	December 2022	$35.00

In February 2023, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in April 2023.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of December 31, 2022, Vistra Operations can distribute approximately $4.2 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $1.775 billion, $405 million and $1.1 billion during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of December 31, 2022, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Accumulated Other Comprehensive Income

During the years ended December 31, 2022, 2021 and 2020, we recorded changes in the funded status of our pension and other postretirement employee benefit liability totaling $(23) million, $(24) million and $23 million, respectively. During the years ended December 31, 2022, 2021 and 2020, zero, $(8) million and $(5) million respectively was reclassified from accumulated other comprehensive income and reported in other deductions.

Warrants

At the Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise, price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In January 2022, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.00 (subject to further adjustment from time to time), or $52.15 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of December 31, 2022, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Merger Date.

14.FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	December 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$3,512	$789	$791	$13	$5,105	$1,408	$889	$442	$5	$2,744
Interest rate swaps	—	135	—	—	135	—	19	—	—	19
Nuclear decommissioning trust – equity securities (c)	532	—	—	—	532	724	—	—	—	724
Nuclear decommissioning trust – debt securities (c)	—	658	—	—	658	—	679	—	—	679
Sub-total	$4,044	$1,582	$791	$13	6,430	$2,132	$1,587	$442	$5	4,166
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					458					557
Total assets					$6,888					$4,723
Liabilities:
Commodity contracts	$5,297	$933	$2,010	$13	$8,253	$2,153	$650	$802	$5	$3,610
Interest rate swaps	—	83	—	—	83	—	217	—	—	217
Total liabilities	$5,297	$1,016	$2,010	$13	$8,336	$2,153	$867	$802	$5	$3,827
____________
(a)See table below for description of Level 3 assets and liabilities.
(b)Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in our consolidated balance sheets.
(c)The nuclear decommissioning trust investment is included in the investments line in our consolidated balance sheets. See Note 20.
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at December 31, 2022 and 2021:

December 31, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$603	$(1,332)	$(729)	Income Approach	Hourly price curve shape (c)	$—	to	$80	$38
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$25	to	$95	$60
						MWh
Options	—	(483)	(483)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	620%	313%
Financial transmission rights	132	(31)	101	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	20	(155)	(135)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$30	$13
						MMBtu
Coal	21	(1)	20	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	15	(8)	7
Total	$791	$(2,010)	$(1,219)

December 31, 2021
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$204	$(470)	$(266)	Income Approach	Hourly price curve shape (c)	$—	to	$60	$30
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$20	to	$140	$80
						MWh
Options	1	(209)	(208)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	490%	248%
Financial transmission rights	122	(34)	88	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$10	$(9)
						MWh
Natural gas	29	(86)	(57)	Income Approach	Gas basis (h)	$(1)	to	$16	$8
						MMBtu
Coal	61	—	61	Income Approach	Probability of default (i)	—%	to	40%	20%
					Recovery rate (j)	—%	to	40%	20%
Other (k)	25	(3)	22
Total	$442	$(802)	$(360)
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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2022, 2021 and 2020. See the table below for discussion of transfers between Level 2 and Level 3 for the years ended December 31, 2022, 2021 and 2020.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Net asset (liability) balance at beginning of period	$(360)	$22	$(74)
Total unrealized valuation losses (a)	(1,382)	(53)	(5)
Purchases, issuances and settlements (b):
Purchases	185	114	164
Issuances	(62)	(36)	(28)
Settlements	345	(314)	(90)
Transfers into Level 3 (c)	(30)	(2)	(2)
Transfers out of Level 3 (c)	85	(91)	57
Net change (d)	(859)	(382)	96
Net asset (liability) balance at end of period	$(1,219)	$(360)	$22
Unrealized valuation gains (losses) relating to instruments held at end of period	$(977)	$(364)	$18
____________
(a)For the years ended December 31, 2022 and 2021, Retail segment includes unrealized net losses of $901 million and $341 million, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios in the second quarter of 2022 and the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the year ended December 31, 2022, transfers into Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power, gas, and coal derivatives where forward pricing inputs have become observable. For the year ended December 31, 2021, transfers out of Level 3 primarily consist of gas and power derivatives where forward pricing inputs have become observable.
(d)Activity excludes change in fair value in the month positions settle. Substantially all changes in values of commodity contracts are reported as operating revenues in our consolidated statements of operations.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our consolidated balance sheets at December 31, 2022 and 2021. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During the years ended December 31, 2022 and 2021, net losses of $544 million and $298 million, respectively, were recognized in operating revenues due to the discontinuance of NPNS accounting on retail electric contract portfolios in the second quarter of 2022 and the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term. These amounts are reflected in commodity contracts derivative liabilities as of December 31, 2022 and 2021.

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,442	$92	$4	$—	$4,538
Noncurrent assets	656	43	3	—	702
Current liabilities	(1)	—	(6,562)	(47)	(6,610)
Noncurrent liabilities	(5)	—	(1,685)	(36)	(1,726)
Net assets (liabilities)	$5,092	$135	$(8,240)	$(83)	$(3,096)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$2,496	$14	$3	$—	$2,513
Noncurrent assets	244	5	1	—	250
Current liabilities	—	—	(2,964)	(59)	(3,023)
Noncurrent liabilities	(1)	—	(645)	(158)	(804)
Net assets (liabilities)	$2,739	$19	$(3,605)	$(217)	$(1,064)

As of December 31, 2022 and 2021, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

	Year Ended December 31,
Derivative (consolidated statements of operations presentation)	2022	2021	2020
Commodity contracts (Operating revenues)	$(4,103)	$(1,196)	$241
Commodity contracts (Fuel, purchased power costs and delivery fees)	375	732	4
Interest rate swaps (Interest expense and related charges)	234	81	(196)
Net gain (loss)	$(3,494)	$(383)	$49

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	December 31, 2022				December 31, 2021
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$5,092	$(4,480)	$(20)	$592	$2,739	$(2,051)	$(27)	$661
Interest rate swaps	135	(64)	—	71	19	(19)	—	—
Total derivative assets	5,227	(4,544)	(20)	663	2,758	(2,070)	(27)	661
Derivative liabilities:
Commodity contracts	(8,240)	4,480	1,675	(2,085)	(3,605)	2,051	784	(770)
Interest rate swaps	(83)	64	—	(19)	(217)	19	—	(198)
Total derivative liabilities	(8,323)	4,544	1,675	(2,104)	(3,822)	2,070	784	(968)
Net amounts	$(3,096)	$—	$1,655	$(1,441)	$(1,064)	$—	$757	$(307)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and, to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,007	4,701	Million MMBtu
Electricity	754,762	440,236	GWh
Financial transmission rights (b)	225,845	224,876	GWh
Coal	48	25	Million U.S. tons
Fuel oil	105	87	Million gallons
Emissions	40	18	Million tons
Renewable energy certificates	31	32	Million certificates
Interest rate swaps – variable/fixed (c)	$6,720	$6,720	Million U.S. dollars
Interest rate swaps - fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	December 31,
	2022	2021
Fair value of derivative contract liabilities (a)	$(1,934)	$(1,200)
Offsetting fair value under netting arrangements (b)	899	660
Cash collateral and letters of credit	253	95
Liquidity exposure	$(782)	$(445)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of December 31, 2022, total credit risk exposure to all counterparties related to derivative contracts totaled $5.840 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.064 billion at December 31, 2022 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure totaling $136 million. As of December 31, 2022, the credit risk exposure to the banking and financial sector represented 80% of the total credit risk exposure and 36% of the net exposure.

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

16.PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

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

Pension and OPEB Costs

	Year Ended December 31,
	2022	2021	2020
Pension costs	$2	$6	$11
OPEB costs	4	8	7
Total benefit costs recognized as expense	$6	$14	$18

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

Detailed Information Regarding Pension Plans and OPEB Benefits

The following information is based on a December 31, 2022, 2021 and 2020 measurement dates:

	Retirement Plan			OPEB Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Assumptions Used to Determine Net Periodic Pension and Benefit Cost:
Discount rate	2.84%	2.50%	3.24%	2.87%	2.51%	3.25%
Expected rate of compensation increase	3.49%	3.41%	3.29%
Interest crediting rate for cash balance	3.00%	3.00%	3.50%
Expected return on plan assets (Vistra Plan)	4.24%	3.77%	4.44%
Expected return on plan assets (Dynegy Plan)	4.77%	4.42%	5.28%
Expected return on plan assets (EEI Plan)	4.92%	4.72%	5.45%
Expected return on plan assets (EEI Union)				3.92%	6.79%	7.07%
Expected return on plan assets (EEI Salaried)				3.41%	2.95%	3.43%
Components of Net Pension and Benefit Cost:
Service cost	$4	$5	$6	$1	$1	$2
Interest cost	17	16	20	4	4	4
Expected return on assets	(19)	(18)	(23)	(1)	(2)	(2)
Amortization of unrecognized amounts, net	—	3	1	—	5	4
Immediate pension and postretirement benefit cost	—	—	7	—	—	(1)
Net periodic pension and OPEB cost	$2	$6	$11	$4	$8	$7
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(16)	$(27)	$28	$(22)	$(10)	$9
Prior service (credit) cost	9	—	—	—	(2)	(3)
Curtailment and settlements	—	(2)	(11)	—	—	(1)
Total recognized in net periodic benefit cost and other comprehensive income	$(5)	$(23)	$28	$(18)	$(4)	$12
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	5.16%	2.84%	2.50%	5.18%	2.87%	2.51%
Expected rate of compensation increase	3.79%	3.49%	3.41%
Interest crediting rate for cash balance plans	3.00%	3.00%	3.00%

Net Actuarial Gains (Losses)

Retirement Plan — For the year ended December 31, 2022, the net actuarial gain of $16 million was driven by gains attributable to increasing discount rates due to changes in the corporate bond markets, gains attributable to actuarial assumption updates to reflect current market conditions and plan experience different than expected, partially offset by losses attributable to actual asset performance exceeding expectations and settlements.

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

OPEB Plans — For the year ended December 31, 2022, the net actuarial gain of $22 million was driven by gains attributable to increasing discount rates due to changes in the corporate bond markets, plan experience different than expected and updates to health care assumptions, partially offset by losses attributable to actual asset performance falling short of expectations and updates to health care assumptions, partially offset by losses attributable to actual asset performance falling short of expectations.

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

For the period ended December 31, 2020, the net actuarial loss of $10 million was driven by losses attributable to decreasing discount rates due to changes in the corporate bond markets and plan experience different than expected, partially offset by gains attributable to actual asset performance exceeding expectations, life expectancy updates and updates to health care claims and trend assumptions.

	Retirement Plan		OPEB Plans
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Change in Pension and Postretirement Benefit Obligations:
Projected benefit obligation at beginning of period	$605	$643	$146	$157
Service cost	4	5	1	1
Interest cost	17	16	4	4
Participant contributions	—	—	2	3
Plan amendments	9	—	—	—
Actuarial gain	(113)	(11)	(30)	(6)
Benefits paid	(73)	(48)	(13)	(13)
Projected benefit obligation at end of year	$449	$605	$110	$146
Accumulated benefit obligation at end of year	$447	$600	$—	$—
Change in Plan Assets:
Fair value of assets at beginning of period	$470	$485	$39	$37
Employer contributions	—	1	9	9
Participant contributions	—	—	2	3
Actual gain (loss) on assets	(77)	30	(6)	3
Transfers	—	—	(2)	—
Benefits paid	(73)	(46)	(13)	(13)
Fair value of assets at end of year	$320	$470	$29	$39
Funded Status:
Projected pension benefit obligation	$(449)	$(605)	$(110)	$(146)
Fair value of assets	320	470	29	39
Funded status at end of year	$(129)	$(135)	$(81)	$(107)
Amounts Recognized in the Balance Sheet Consist of:
Investments	$—	$—	$20	$26
Other current liabilities	—	—	(8)	(9)
Other noncurrent liabilities	(129)	(135)	(93)	(124)
Net liability recognized	$(129)	$(135)	$(81)	$(107)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss	$(4)	$(13)	$(15)	$7
Prior services (credit) cost	9	—	1	1
Net loss and prior service cost	$5	$(13)	$(14)	$8

Fair Value Measurement of Pension and OPEB Plan Assets

Retirement Plan — As of December 31, 2022 and 2021, all of the Retirement Plan assets were measured at fair value using the net asset value per share (or its equivalent) except as noted and consisted of the following:

	December 31,
	2022	2021
Asset Category:
Interest-bearing cash (a)	$2	$—
Cash commingled trusts	4	11
Equity securities:
Global equities	80	149
Fixed income securities:
Corporate bonds (b)	107	199
Government bonds	44	31
Other (c)	24	30
Real estate	43	50
Hedge funds	16	—
Total assets measured at net asset value	$320	$470
___________
(a)Interest -bearing cash is classified as Level 2.
(b)Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody's.
(c)Consists primarily of high-yield bonds, emerging market debt and bank loans.

OPEB Plans — As of December 31, 2022 and 2021, the Vistra OPEB plan assets measured at fair value totaled $29 million and $39 million, respectively. At December 31, 2022 and 2021, assets consisted of $28 million and $37 million, respectively, of comingled funds valued at net asset value and $1 million and $2 million, respectively, of municipal bond and cash equivalent mutual funds classified as Level 1.

Pension Plans with Projected Benefit Obligations (PBO) and Accumulated Benefit Obligations (ABO) in Excess of Plan Assets

The following table provides information regarding pension plans with PBO and ABO in excess of the fair value of plan assets.

	December 31,
	2022	2021
Pension Plans with PBO and ABO in Excess of Plan Assets:
Projected benefit obligations	$449	$605
Accumulated benefit obligation	$447	$600
Plan assets	$320	$470

Retirement Plan Investment Strategy and Asset Allocations

Our investment objective for the Retirement Plan is to invest in a suitable mix of assets to meet the future benefit obligations at an acceptable level of risk, while minimizing the volatility of contributions. Fixed income securities held primarily consist of corporate bonds from a diversified range of companies, U.S. Treasuries and agency securities and money market instruments. Equity securities are held to enhance returns by participating in a wide range of investment opportunities. International equity securities are used to further diversify the equity portfolio and may include investments in both developed and emerging markets. Real estate, hedge funds and credit strategies (primarily high yield bonds and emerging market debt) provide additional portfolio diversification and return potential. On December 30, 2022, the EEI Plan merged into the Dynegy Plan.

The target asset allocation ranges of pension plan investments by asset category are as follows:

	Target Allocation Ranges
Asset Category:	Vistra Plan			Dynegy Plan
Fixed income	50%	-	70%	44%	-	54%
Global equity securities	20%	-	28%	26%	-	36%
Real estate	6%	-	10%	8%	-	12%
Credit strategies	2%		6%	3%	-	7%
Hedge funds	2%	-	6%	3%	-	7%

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

	Retirement Plan
	Expected Long-Term Rate of Return
Asset Class:	Vistra Plan	Dynegy Plan
Fixed income securities	5.2%	5.1%
Global equity securities	7.9%	7.9%
Real estate	4.8%	4.8%
Credit strategies	7.0%	7.0%
Hedge funds	7.5%	7.5%
Weighted average	5.8%	5.8%

Benefit Plan Assumed Health Care Cost Trend Rates

The following tables provide information regarding the assumed health care cost trend rates.

	December 31,
	2022	2021
Assumed Health Care Cost Trend Rates-Not Medicare Eligible:
Health care cost trend rate assumed for next year	6.80%	6.30%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2029
Assumed Health Care Cost Trend Rates-Medicare Eligible:
Health care cost trend rate assumed for next year (Vistra Plan, EEI Union and EEI Salaried)	10.30%	9.60%
Health care cost trend rate assumed for next year (Split-Participant Plan)	10.00%	8.90%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031

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

Assumed Discount Rate

We selected the assumed discount rates using the Aon AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2022 consisted of 504 corporate bonds with an average rating of AA using Moody's, S&P and Fitch ratings.

Contributions

Contributions to the Retirement Plan for the years ended December 31, 2022, 2021 and 2020 totaled zero, $1 million and $16 million, respectively, and no contributions are expected to be made in 2023. OPEB plan funding for each year ended December 31, 2022, 2021 and 2020 totaled $9 million and funding in 2023 is expected to total $9 million.

Future Benefit Payments

Estimated future benefit payments to beneficiaries are as follows:

	2023	2024	2025	2026	2027	2028-2032
Pension benefits	$80	$30	$30	$36	$33	$143
OPEB	$10	$10	$9	$9	$8	$38

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

Aggregate employer contributions to the qualified savings plans totaled $33 million, $34 million and $34 million for the years ended December 31, 2022, 2021 and 2020, respectively.

17.STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation expense is reported as SG&A in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Total stock-based compensation expense	$65	$51	$63
Income tax benefit	(15)	(12)	(15)
Stock based-compensation expense, net of tax	$50	$39	$48

Stock Options

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model. The risk-free interest rate used in the option valuation model was based on yields available on the grant dates for U.S. Treasury Strips with maturity consistent with the expected life assumption. The expected term of the option represents the period of time that options granted are expected to be outstanding and is based on the SEC Simplified Method (midpoint of average vesting time and contractual term). Expected volatility is based on an average of the historical, daily volatility of a peer group selected by Vistra over a period consistent with the expected life assumption ending on the grant date. We assumed a 2.3% dividend yield in the valuation of options granted in 2020. These options may be exercised over a three year graded vesting period and will expire 10 years from the grant date. No options were issued in 2021 or 2022.

Stock options outstanding at December 31, 2022 are all held by current or former employees. The following table summarizes our stock option activity:

	Year Ended December 31, 2022
	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Total outstanding at beginning of period	13,947	$19.28	5.9	$55.7
Exercised	(2,763)	$15.65
Forfeited or expired	(266)	$23.96
Total outstanding at end of period	10,918	$20.10	5.1	$39.2
Exercisable at December 31, 2022	7,914	$19.92	5.1	$31.4

As of December 31, 2022, $2 million of unrecognized compensation cost related to unvested stock options granted under the 2016 Incentive Plan are expected to be recognized over a weighted average period of approximately 3 months.

Restricted Stock Units

The following table summarizes our restricted stock unit activity:

	Year Ended December 31, 2022
	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Total nonvested at beginning of period	2,811	$22.57
Granted	2,197	$21.16
Vested	(1,192)	$23.38
Forfeited	(201)	$21.72
Total nonvested at end of period	3,615	$21.49

As of December 31, 2022, $46 million of unrecognized compensation cost related to unvested restricted stock units granted under the 2016 Incentive Plan are expected to be recognized over a weighted average period of approximately 2 years.

We also issue Performance Stock Units (PSUs) to certain members of management on an annual basis. All PSUs have a three year performance period and a payout opportunity of 0-200% of target (100%), which is intended to be settled in shares of Vistra common stock. We recognized compensation expense associated with PSUs of $22 million, $9 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we have $33 million of unrecognized compensation cost associated with PSUs.

18.RELATED PARTY TRANSACTIONS

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

19.SEGMENT INFORMATION

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

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management. The Texas segment represents results from Vistra's electricity generation operations in the ERCOT market, other than assets that are now part of the Sunset or Asset Closure segments. The East segment represents results from Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, and includes operations in the PJM, ISO-NE and NYISO markets. We determined it was appropriate to aggregate results from these markets into one reportable segment, East, given similar economic characteristics.

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

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 3). The Asset Closure segment also includes results from generation plants we retired in the year ended December 31, 2022. Upon movement of generation plant assets to either the Sunset or Asset Closure segments, prior year results are retrospectively adjusted, if the effects are material, for comparative purposes. Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have allocated unrealized gains and losses on the commodity risk management activities attributable to the plants retired in 2022 up until the retirement date.

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

For the year ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
December 31, 2022	$9,455	$3,733	$3,706	$336	$956	$296	$1	$(4,755)	$13,728
December 31, 2021	7,871	2,790	2,587	374	653	86	—	(2,284)	12,077
December 31, 2020	8,270	4,116	2,415	282	936	319	—	(4,895)	11,443
Depreciation and amortization:
December 31, 2022	$(145)	$(537)	$(706)	$(42)	$(76)	$(21)	$(69)	$—	$(1,596)
December 31, 2021	(212)	(608)	(698)	(60)	(104)	(35)	(36)	—	(1,753)
December 31, 2020	(303)	(475)	(721)	(19)	(109)	(46)	(64)	—	(1,737)
Operating income (loss):
December 31, 2022	$1,172	$(711)	$(867)	$(250)	$(256)	$(130)	$(135)	$—	$(1,177)
December 31, 2021	2,213	(2,601)	(552)	(8)	(143)	(341)	(83)	—	(1,515)
December 31, 2020	312	1,761	73	39	(246)	(283)	(137)	—	1,519
Interest expense and related charges:
December 31, 2022	$(14)	$20	$(3)	$6	$(3)	$(3)	$(371)	$—	$(368)
December 31, 2021	(9)	14	(15)	9	(3)	—	(381)	1	(384)
December 31, 2020	(10)	8	(7)	10	(1)	(1)	(632)	3	(630)
Income tax (expense) benefit:
December 31, 2022	$—	$—	$—	$—	$—	$—	$350	$—	$350
December 31, 2021	(2)	—	—	—	—	—	460	—	458
December 31, 2020	—	—	—	—	—	—	(266)	—	(266)
Net income (loss):
December 31, 2022	$1,158	$(615)	$(868)	$(238)	$(258)	$(119)	$(270)	$—	$(1,210)
December 31, 2021	2,196	(2,512)	(567)	1	(137)	(298)	53	—	(1,264)
December 31, 2020	309	1,760	41	50	(245)	(270)	(1,021)	—	624
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
December 31, 2022	$1	$335	$56	$116	$33	$—	$55	$—	$596
December 31, 2021	1	266	44	8	28	3	48	—	398
December 31, 2020	2	388	71	2	34	12	91	—	600
____________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

For the year ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
December 31, 2022	$(532)	$(1,472)	$(757)	$(324)	$(3)	$106	$—	$819	$(2,163)
December 31, 2021	(325)	(1,272)	(637)	(42)	(444)	(190)	—	1,719	(1,191)
December 31, 2020	(11)	677	(23)	(10)	(122)	(18)	—	(329)	164
____________
(1) For the years ended December 31, 2022 and 2021, Retail segment includes unrealized net losses of $544 million and $298 million, respectively, due to the discontinuance of NPNS accounting on retail electric contract portfolios in the second quarter of 2022 and the third quarter of 2021 where physical settlement is no longer considered probable throughout the contract term.
(2) Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.

(b)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

20.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the fourth quarter of 2022, we recognized an impairment loss of $74 million related to our Miami Fort generation facility in Ohio as a result of a significant decrease in the projected operating margins of the facility, reflecting an increase in projected coal costs along with a decrease in projected power prices. The impairment is reported in our Sunset segment and includes write-downs of property, plant and equipment of $71 million and write-downs of inventory of $3 million.

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

In the third quarter of 2020, we recognized impairment losses of $173 million related to our Kincaid coal generation facility in Illinois and $99 million related to our Zimmer coal generation facility in Ohio, each as a result of a significant decrease in the estimated useful life of the facility, reflecting our recently announced plan to retire both facilities by the end of 2027 in response to the final CCR rule (see Notes 3 and 12). The impairment for our Kincaid facility is reported in our Sunset segment and includes write-downs of property, plant and equipment of $166 million and write-downs of inventory of $7 million. The impairment for our Zimmer facility is reported in our Asset Closure segment and includes write-downs of property, plant and equipment of $94 million and write-downs of inventory of $5 million.

In the first quarter of 2020, we recognized an impairment loss of $52 million related to our Joppa/EEI coal generation facility in Illinois as a result of a significant decrease in the estimated useful life of the facility, reflecting a decrease in the economic forecast of the facility and changes to the operating assumption based on lower forecasted wholesale electricity prices. We also recorded a $32 million impairment to a capacity contract which was linked in part to the Joppa/EEI facility and therefore determined to have a significant decrease in estimated useful life. The impairments are reported in our Asset Closure segment and include write-downs of property, plant and equipment of $45 million, write-downs of intangible assets of $32 million and write-downs of inventory of $7 million.

In determining the fair value of the impaired assets in 2022, 2021, and 2020, we utilized the income approach described in ASC 820, Fair Value Measurement and, if applicable, applied weighting to prices and other relevant information generated by market transactions involving similar assets.

Interest Expense and Related Charges

	Year Ended December 31,
	2022	2021	2020
Interest paid/accrued	$591	$480	$467
Unrealized mark-to-market net (gains) losses on interest rate swaps	(250)	(134)	155
Amortization of debt issuance costs, discounts and premiums	28	30	18
Debt extinguishment (gain) loss	(1)	1	(17)
Capitalized interest	(29)	(26)	(21)
Other	29	33	28
Total interest expense and related charges	$368	$384	$630

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 4.30%, 3.90% and 3.88% as of December 31, 2022, 2021 and 2020, respectively.

Other Income and Deductions

	Year Ended December 31,
	2022	2021	2020
Other income:
Insurance settlements (a)	$70	$88	$6
Gain on settlement of rail transportation disputes (b)	—	15	—
Sale of land (b)	8	9	8
Interest income	19	—	2
All other	20	28	18
Total other income	$117	$140	$34
Other deductions:
Loss on disposal of investment in NELP (c)	$—	$—	$29
All other	4	16	13
Total other deductions	$4	$16	$42
____________
(a)For the year ended December 31, 2022, $62 million reported in the Texas segment, $6 million reported in the West segment, $1 million in the Asset Closure segment and $1 million reported in the Corporate and Other non-segment. For the year ended December 31, 2021, $80 million reported in the Texas segment, $7 million reported in the Asset Closure segment and $1 million reported in the Corporate and Other non-segment. For the year ended December 31, 2020, $3 million reported in the Corporate and Other non-segment, $2 million reported in the Asset Closure segment and $1 million reported in the Texas segment.
(b)Reported in the Asset Closure segment.
(c)Reported in the East segment.

Restricted Cash

	December 31, 2022		December 31, 2021
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$37	$33	$21	$13
Total restricted cash	$37	$33	$21	$13

Remediation Escrow — During the years ended December 31, 2022, 2020 and 2019, Vistra transferred asset retirement obligations related to several closed plant sites to a third-party remediation company. As part of certain transfers, Vistra deposits funds into an escrow accounts, and the funds are released to the remediation company as milestones are reached in the remediation process. Amounts contractually payable to the third party in exchange for assuming the obligations are included in other current liabilities and other noncurrent liabilities and deferred credits.

Trade Accounts Receivable

	December 31,
	2022	2021
Wholesale and retail trade accounts receivable	$2,124	$1,442
Allowance for uncollectible accounts	(65)	(45)
Trade accounts receivable — net	$2,059	$1,397

Gross trade accounts receivable as of December 31, 2022 and 2021 included unbilled retail revenues of $607 million and $426 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Year Ended December 31,
	2022	2021	2020
Allowance for uncollectible accounts receivable at beginning of period (a)	$45	$45	$42
Increase for bad debt expense	179	110	110
Decrease for account write-offs	(159)	(110)	(107)
Allowance for uncollectible accounts receivable at end of period	$65	$45	$45
____________
(a)The beginning balance in 2020 includes a $6 million increase recorded due to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (see Note 1).

Inventories by Major Category

	December 31,
	2022	2021
Materials and supplies	$274	$260
Fuel stock	252	314
Natural gas in storage	44	36
Total inventories	$570	$610

Investments

	December 31,
	2022	2021
Nuclear plant decommissioning trust	$1,648	$1,960
Assets related to employee benefit plans (Note 16)	30	42
Land	41	44
Miscellaneous other	10	3
Total investments	$1,729	$2,049

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

Equity earnings related to our investment in NELP totaled $3 million for the year ended December 31, 2020, recorded in equity in earnings of unconsolidated investment in our consolidated statements of operations. We received distributions totaling $3 million for the year ended December 31, 2020.

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

	Year Ended December 31,
	2022	2021
Debt securities (a)	$658	$679
Equity securities (b)	990	1,281
Total	$1,648	$1,960
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.64% and 2.54% as of December 31, 2022 and 2021, respectively, and an average maturity of 11 years and 10 years as of December 31, 2022 and 2021, respectively.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held as of December 31, 2022 mature as follows: $246 million in one to five years, $159 million in five to 10 years and $253 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Year Ended December 31,
	2022	2021	2020
Proceeds from sales of securities	$670	$483	$433
Investments in securities	$(693)	$(505)	$(455)

Property, Plant and Equipment

	December 31,
	2022	2021
Power generation and structures	$16,597	$16,195
Land	584	608
Office and other equipment	163	183
Total	17,344	16,986
Less accumulated depreciation	(5,753)	(4,801)
Net of accumulated depreciation	11,591	12,185
Finance lease right-of-use assets (net of accumulated depreciation)	173	173
Nuclear fuel (net of accumulated amortization of $152 million and $125 million)	268	212
Construction work in progress	522	486
Property, plant and equipment — net	$12,554	$13,056

Depreciation expenses totaled $1.388 billion, $1.478 billion and $1.377 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

Our property, plant and equipment consist of our power generation assets, related mining assets, information system hardware, capitalized corporate office lease space and other leasehold improvements. The estimated remaining useful lives range from 1 to 31 years for our property, plant and equipment.

Asset Retirement and Mining Reclamation Obligations (ARO)

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of delivery fees charged by Oncor. As of December 31, 2022 and 2021, asbestos removal liabilities totaled zero and $3 million, respectively. We have also identified conditional AROs for asbestos removal and disposal, which are specific to certain generation assets.

As of December 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.688 billion, which is higher than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory asset has been recorded to our consolidated balance sheet of $40 million in other noncurrent assets.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our consolidated balance sheets, for the years ended December 31, 2022, 2021 and 2020:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at December 31, 2019	$1,320	$410	$508	$2,238
Additions:
Accretion	46	20	23	89
Adjustment for change in estimates (a)	219	(6)	25	238
Reductions:
Payments	—	(65)	(49)	(114)
Liability transfers (b)	—	—	(15)	(15)
Liability at December 31, 2020	1,585	359	492	2,436
Additions:
Accretion	50	16	22	88
Adjustment for change in estimates	—	13	1	14
Reductions:
Payments	—	(68)	(20)	(88)
Liability at December 31, 2021	1,635	320	495	2,450
Additions:
Accretion	53	14	20	87
Adjustment for change in estimates	—	22	27	49
Reductions:
Payments	—	(70)	(18)	(88)
Liability transfers (b)	—	(2)	(59)	(61)
Liability at December 31, 2022	1,688	284	465	2,437
Less amounts due currently	—	(105)	(23)	(128)
Noncurrent liability at December 31, 2022	$1,688	$179	$442	$2,309
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

(b)Represents ARO transferred to a third-party for remediation. Any remaining unpaid third-party obligation has been reclassified to other current liabilities and other noncurrent liabilities and deferred credits in our consolidated balance sheets.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	December 31,
	2022	2021
Retirement and other employee benefits (Note 16)	$237	$276
Winter Storm Uri impact (a)	35	261
Identifiable intangible liabilities (Note 5)	140	147
Regulatory liability (b)	—	325
Finance lease liabilities	237	235
Uncertain tax positions, including accrued interest	13	13
Liability for third-party remediation	37	17
Accrued severance costs	36	39
Other accrued expenses	269	176
Total other noncurrent liabilities and deferred credits	$1,004	$1,489
____________
(a)As of December 31, 2022 and 2021, includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri. As of December 31, 2021, also includes the allocation of ERCOT default uplift charges. See Note 12 for further discussion of the derecognition of ERCOT default uplift charges in the fourth quarter of 2022.
(b)As of December 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $40 million in other noncurrent assets. As of December 31, 2021, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $325 million in other noncurrent liabilities and deferred credits.

Fair Value of Debt

		December 31, 2022		December 31, 2021
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,519	$2,486	$2,549	$2,518
Vistra Operations Senior Notes	Level 2	9,378	8,830	7,880	8,193
Forward Capacity Agreements	Level 3	—	—	211	211
Equipment Financing Agreements	Level 3	74	72	85	85
Building Financing	Level 2	—	—	3	3
Other debt	Level 3	—	—	3	3

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated statements of cash flows to the amounts reported in our consolidated balance sheets at December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$455	$1,325
Restricted cash included in current assets	37	21
Restricted cash included in noncurrent assets	33	13
Total cash, cash equivalents and restricted cash	$525	$1,359

The following summarizes our supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
Cash payments related to:
Interest paid	$581	$482	$503
Capitalized interest	(29)	(26)	(21)
Interest paid (net of capitalized interest)	$552	$456	$482
Noncash investing and financing activities:
Accrued property, plant and equipment additions (a)	$103	$171	$19
Disposition of investment in NELP	$—	$—	$123
Acquisition of investment in NJEA	$—	$—	$90
____________
(a)Represents property, plant and equipment accruals during the period for which cash has not been paid as of the end of the period.

For the years ended December 31, 2022, 2021 and 2020, we paid federal income taxes of $1 million, zero and zero, respectively, paid state income taxes of $33 million, $52 million and $40 million, respectively, received federal tax refunds of zero, zero and $170 million, respectively, and received state tax refunds of $8 million, $2 million and $10 million, respectively.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at December 31, 2022. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

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

The management of Vistra Corp. performed an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2022 based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2022 Vistra Corp.'s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Vistra Corp. has issued an attestation report on Vistra Corp.'s internal control over financial reporting.

/s/ JAMES A. BURKE	/s/ KRISTOPHER E. MOLDOVAN
James A. Burke	Kristopher E. Moldovan
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vistra Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vistra Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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
March 1, 2023

Item 9B.OTHER INFORMATION

None.

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

Other information required by this Item is incorporated by reference to the similarly named section of Vistra Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 11.EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the similarly named section of Vistra's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock of the Company" in Vistra's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections entitled "Business Relationships and Related Person Transactions Policy" and "Director Independence" in Vistra's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the sections entitled "Principal Accounting Fees" in Vistra's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

Deloitte & Touche LLP's PCAOB ID Number is 34.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Our financial statements and financial statement schedules are incorporated under Part II, Item 8 of this annual report on Form 10-K.

(b)    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(Millions of Dollars)

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization	$(16)	$(17)	$(15)
Selling, general and administrative expenses	(69)	(53)	(72)
Operating loss	(85)	(70)	(87)
Other income	6	3	5
Interest expense and related charges	—	—	(7)
Impacts of Tax Receivable Agreement	(128)	53	5
Loss before income tax benefit	(207)	(14)	(84)
Income tax benefit	47	4	25
Equity in earnings (losses) of subsidiaries, net of tax	(1,067)	(1,264)	695
Net income (loss)	$(1,227)	$(1,274)	$636

See Notes to the Condensed Financial Statements.

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows — operating activities:
Cash used in operating activities	$(27)	$(38)	$(86)
Cash flows — investing activities:
Capital expenditures	—	—	(15)
Dividend received from subsidiaries	1,775	405	1,105
Equity contribution to subsidiaries	—	(988)	—
Cash provided by (used in) investing activities	1,775	(583)	1,090
Cash flows — financing activities:
Issuances of preferred stock	—	2,000	—
Repayments/repurchases of debt	—	—	(747)
Debt tender offer and other debt financing fees	—	—	(17)
Stock repurchases	(1,949)	(471)	—
Dividends paid to common stockholders	(302)	(290)	(266)
Dividends paid to preferred stockholders	(151)	—	—
Other, net	40	(23)	—
Cash provided by (used in) financing activities	(2,362)	1,216	(1,030)
Net change in cash, cash equivalents and restricted cash	(614)	595	(26)
Cash, cash equivalents and restricted cash — beginning balance	668	73	99
Cash, cash equivalents and restricted cash — ending balance	$54	$668	$73

See Notes to the Condensed Financial Statements.

VISTRA CORP. (PARENT)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Millions of Dollars)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$54	$668
Trade accounts receivable — net	11	8
Income taxes receivable	27	15
Prepaid expense and other current assets	1	1
Total current assets	93	692
Investment in affiliated companies	4,462	7,157
Property, plant and equipment — net	3	3
Identifiable intangible assets — net	15	31
Accumulated deferred income taxes	1,019	1,016
Other noncurrent assets	—	1
Total assets	$5,592	$8,900
LIABILITIES AND EQUITY
Trade accounts payable	$3	$114
Accounts payable —affiliates	122	72
Accrued taxes	(1)	—
Other current liabilities	9	3
Total current liabilities	133	189
Tax Receivable Agreement obligations	514	394
Other noncurrent liabilities and deferred debits	27	25
Total liabilities	674	608
Total stockholders' equity	4,918	8,292
Total liabilities and equity	$5,592	$8,900

See Notes to the Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying unconsolidated condensed balance sheets, statements of net loss and cash flows present results of operations and cash flows of Vistra Corp. (Parent). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules of the SEC. Because the unconsolidated condensed financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the financial statements and related notes of Vistra Corp. and Subsidiaries included in the annual report on Form 10-K for the year ended December 31, 2021. Vistra Corp.'s subsidiaries have been accounted for under the equity method. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

Vistra Corp. (Parent) files a consolidated U.S. federal income tax return. Consolidated tax expenses or benefits and deferred tax assets or liabilities have been allocated to the respective subsidiaries in accordance with the accounting rules that apply to separate financial statements of subsidiaries.

2.RESTRICTIONS ON SUBSIDIARIES

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of December 31, 2022, Vistra Operations can distribute approximately $4.2 billion to Vistra Corp. (Parent) under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Vistra Corp. (Parent) of approximately $1.775 billion, $405 million and $1.105 billion during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, Vistra Operations may make distributions to Vistra Corp. (Parent) in amounts sufficient for Vistra Corp. (Parent) to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Vistra Corp. (Parent)'s ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of December 31, 2022, all of the restricted net assets of Vistra Operations may be distributed to Vistra Corp. (Parent).

3.GUARANTEES

Vistra Corp. (Parent) has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. As of December 31, 2022, there are no material outstanding claims related to guarantee obligations of Vistra Corp. (Parent), and Vistra Corp. (Parent) does not anticipate it will be required to make any material payments under these guarantees in the near term.

4.DIVIDEND RESTRICTIONS

Under applicable law, Vistra Corp. (Parent) is prohibited from paying any dividend to the extent that immediately following payment of such dividend there would be no statutory surplus or Vistra Corp. (Parent) would be insolvent.

Vistra Corp. (Parent) received $1.775 billion, $405 million and $1.105 billion in dividends from its consolidated subsidiaries in the years ended December 31, 2022, 2021 and 2020, respectively. In the year ended December 31, 2021, Vistra Corp. (Parent) made an equity contribution to Vistra Operations of $988 million.

(c)    EXHIBITS:

Vistra Corp. Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2022

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	333-215288 Form S-1 (filed December 23, 2016)	2.1	—	Order of the United States Bankruptcy Court for the District of Delaware Confirming the Third Amended Joint Plan of Reorganization

2.2	001-38086 Form 8-K (filed October 31, 2017)	2.1	—	Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra Energy Corp. (now known as Vistra Corp.) and Dynegy, Inc.

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	001-38086 Form 8-K (filed on October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	001-38086 Form 8-K (filed on December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

Exhibits	Previously Filed With File Number*	As Exhibit
3.5	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed on August 23, 2018)	4.1	—
Indenture for 5.500% Senior Note due 2026, dated as of August 22, 2018, among Vistra Operations Company LLC, as issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.2	001-38086 Form 8-K (filed on August 23, 2018)	4.2	—	Form of Rule 144A Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4.3	001-38086 Form 8-K (filed on August 23, 2018)	4.3	—	Form of Regulation S Global Security for 5.500% Senior Note due 2026 (included in Exhibit 4.1)

4.4	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.5	—	First Supplemental Indenture for the 5.500% Senior Notes due 2026, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.5	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.36	—	Second Supplemental Indenture for the 5.500% Senior Notes due 2026, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.6	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.5	—	Third Supplemental Indenture for the 5.500% Senior Notes due 2026, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.7	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.6	—	Fourth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.8	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.8	—	Fifth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.9	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.9	—	Sixth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.10	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.3	—	Seventh Supplemental Indenture for the 5.500% Senior Notes due 2026, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.11	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.11	—	Eighth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.12	**		—	Ninth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated December 15, 2022, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.13	001-38086 Form 8-K (filed on February 6, 2019)	4.1	—
Indenture for 5.625% Senior Note due 2027, dated as of February 6, 2019, among Vistra Operations Company LLC, as issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

Exhibits	Previously Filed With File Number*	As Exhibit

4.14	001-38086 Form 8-K (filed on February 6, 2019)	4.2	—	Form of Rule 144A Global Security for 5.625% Senior Note due 2027 (included in Exhibit 4.1)

4.15	001-38086 Form 8-K (filed on February 6, 2019)	4.3	—	Form of Regulation S Global Security for 5.625% Senior Note due 2027 (included in Exhibit 4.1)

4.16	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.6	—	First Supplemental Indenture for the 5.625% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.17	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.41	—	Second Supplemental Indenture for the 5.625% Senior Notes due 2027, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.18	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.7	—	Third Supplemental Indenture for the 5.625% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.19	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.8	—	Fourth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.20	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.17	—	Fifth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.21	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.18	—	Sixth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.22	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.4	—	Seventh Supplemental Indenture for the 5.625% Senior Notes due 2027, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.23	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.22	—	Eighth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.24	**		—	Ninth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated December 15, 2022, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.25	001-38086 Form 8-K (filed on June 24, 2019)	4.1	—
Indenture for 5.00% Senior Notes due 2027, dated as of June 21, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.26	001-38086 Form 8-K (filed on June 24, 2019)	4.2	—	Form of Rule 144A Global Security for 5.00% Senior Notes due 2027 (included in Exhibit 4.1)

4.27	001-38086 Form 8-K (filed on June 24, 2019)	4.3	—	Form of Regulation S Global Security for 5.00% Senior Notes due 2027 (included in Exhibit 4.1)

Exhibits	Previously Filed With File Number*	As Exhibit
4.28	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.7	—	First Supplemental Indenture for the 5.000% Senior Notes due 2027, dated August 30, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.29	001-38086 Form 10-K (Year ended December 31, 2019) (filed on February 28, 2020)	4.46	—	Second Supplemental Indenture for the 5.000% Senior Notes due 2027, dated October 25, 2019, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.30	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.9	—	Third Supplemental Indenture for the 5.000% Senior Notes due 2027, dated January 31, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.31	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.10	—	Fourth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated March 26, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.32	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.26	—	Fifth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated October 7, 2020, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.33	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.27	—	Sixth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated January 8, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.34	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.5	—	Seventh Supplemental Indenture for the 5.000% Senior Notes due 2027, dated July 29, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.35	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.33	—	Eighth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated December 28, 2021, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.36	**		—	Ninth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated December 15, 2022, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.37	001-38086 Form 8-K (filed on June 17, 2019)	4.1	—	Indenture, dated as of June 11, 2019, between Vistra Operations Company LLC, as Issuer, and Wilmington Trust, National Association, as Trustee

4.38	001-38086 Form 8-K (filed on June 17, 2019)	4.2	—
Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes Due 2029, dated as of June 11, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.39	001-38086 Form 8-K (filed on June 17, 2019)	4.3	—	Form of Rule 144A Global Security for 3.55% Senior Notes due 2024 (included in Exhibit 4.2)

4.40	001-38086 Form 8-K (filed on June 17, 2019)	4.4	—	Form of Rule 144A Global Security for 4.30% Senior Notes due 2029 (included in Exhibit 4.2)

4.41	001-38086 Form 8-K (filed on June 17, 2019)	4.5	—	Form of Regulation S Global Security for 3.55% Senior Notes due 2024 (included in Exhibit 4.2)

Exhibits	Previously Filed With File Number*	As Exhibit
4.42	001-38086 Form 8-K (filed on June 17, 2019)	4.6	—	Form of Regulation S Global Security for 4.30% Senior Notes due 2029 (included in Exhibit 4.2)

4.43	001-38086 Form 10-Q (Quarter ended September 30, 2019) (filed on November 5, 2019)	4.8	—
Second Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes due 2029, dated as of August 30, 2019, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.44	001-38086 Form 8-K (filed on November 21, 2019)	4.1	—
Third Supplemental Indenture for 3.55% Senior Secured Notes due 2024 and 4.30% Senior Secured Notes due 2029, dated as of October 25, 2019, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, Subsidiary Guarantors and the Trustee

4.45	001-38086 Form 8-K (filed on November 21, 2019)	4.2	—
Fourth Supplemental Indenture, dated as of November 15, 2019, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.46	001-38086 Form 8-K (filed on November 21, 2019)	4.3	—	Form of Rule 144A Global Security for 3.70% Senior Note due 2027 (included in Exhibit 4.2)

4.47	001-38086 Form 8-K (filed on November 21, 2019)	4.4	—	Form of Regulation S Global Security for 3.70% Senior Note due 2027 (included in Exhibit 4.2)

4.48	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.11	—
Fifth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of January 31, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.49	001-38086 Form 10-Q (Quarter ended March 31, 2020) (filed on May 5, 2020)	4.12	—
Sixth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of March 26, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.50	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.41	—
Seventh Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of October 7, 2020, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.51	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.42	—
Eighth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of January 8, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.52	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.6	—
Ninth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.53	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.50	—
Tenth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027 and 4.30% Senior Secured Notes due 2029, dated as of December 28, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.54	001-38086 Form 8-K (filed on May 16, 2022)	4.1	—
Eleventh Supplemental Indenture for 4.875% Senior Secured Notes due 2024 and 5.125% Senior Secured Notes due 2025, dated as of May 13, 2022, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee

4.55	**		—
Twelfth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027, 4.30% Senior Secured Notes due 2029, 4.875% Senior Secured Notes due 2024 and 5.125% Senior Secured Notes due 2025, dated as of December 15, 2022, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.56	001-38086 Form 8-K (filed on May 16, 2022)	4.2	—	Form of Rule 144A Global Security for 4.875% Senior Note due 2024 (included in Exhibit 4.1)

4.57	001-38086 Form 8-K (filed on May 16, 2022)	4.3	—	Form of Regulation S Global Security for 4.875% Senior Note due 2024 (included in Exhibit 4.1)

4.58	001-38086 Form 8-K (filed on May 16, 2022)	4.4	—	Form of Rule 144A Global Security for 5.125% Senior Note due 2025 (included in Exhibit 4.1)

4.59	001-38086 Form 8-K (filed on May 16, 2022)	4.5	—	Form of Regulation S Global Security for 5.125% Senior Note due 2025 (included in Exhibit 4.1)

4.60	001-38086 Form 8-K (filed on May 11, 2021)	4.1	—
Indenture for 4.375% Senior Notes due 2029, dated as of May 10, 2021, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.61	001-38086 Form 8-K (filed on May 11, 2021)	4.2	—	Form of Rule 144A Global Security for 4.375% Senior Notes due 2029 (included in Exhibit 4.1)
4.62	001-38086 Form 8-K (filed on May 11, 2021)	4.3	—	Form of Regulation S Global Security for 4.375% Senior Notes due 2029 (included in Exhibit 4.1)

4.63	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.7	—
First Supplemental Indenture for the 4.375% Senior Notes due 2029, dated July 29, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.64	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.55	—
Second Supplemental Indenture for the 4.375% Senior Notes due 2029, dated December 28, 2021, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.65	**		—
Third Supplemental Indenture for the 4.375% Senior Notes due 2029, dated December 15, 2022, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.66	001-38086 Form 8-K (filed on August 23, 2018)	4.7	—	Purchase and Sale Agreement dated as of August 21, 2018, between TXU Energy Retail Company LLC as originator, and TXU Energy Receivables Company LLC, as purchaser

4.67	001-38086 Form 8-K (filed on August 23, 2018)	4.8	—
Receivable Purchase Agreement dated as of August 21, 2018, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

Exhibits	Previously Filed With File Number*	As Exhibit
4.68	001-38086 Form 8-K (filed on April 5, 2019)	4.1	—
First Amendment to Purchase and Sale Agreement, dated as of April 1, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.69	001-38086 Form 10-Q (Quarter ended June 30, 2019) (filed on August 2, 2019)	4.12	—
Second Amendment to Purchase and Sale Agreement, dated as of June 3, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.70	001-38086 Form 8-K (filed on July 19, 2019)	4.1	—
Third Amendment to Purchase and Sale Agreement, dated as of July 15, 2019, among TXU Energy Retail Company LLC, Dynegy Energy Services, LLC, and Dynegy Energy Services (East), LLC, each as an originator, and TXU Energy Receivables Company LLC, as purchaser

4.71	001-38086 Form 8-K (filed on October 16, 2020)	4.1	—
Fourth Amendment to Purchase and Sale Agreement, dated as of October 9, 2020, among TXU Energy Retail Company LLC, as an originator and servicer, the other originators named therein, and TXU Energy Receivables Company LLC, as purchaser

4.72	001-38086 Form 8-K (filed on December 28, 2020)	4.1	—
Fifth Amendment to Purchase and Sale Agreement, dated as of December 21, 2020, among TXU Energy Retail Company LLC, certain originators named therein, and TXU Energy Receivables Company LLC, as purchaser

4.73	001-38086 Form 8-K (filed on April 5, 2019)	4.2	—
First Amendment to Receivables Purchase Agreement, dated as of April 1, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.74	001-38086 Form 10-Q (Quarter ended June 30, 2019) (filed on August 2, 2019)	4.13	—
Second Amendment to Receivables Purchase Agreement, dated as of June 3, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.75	001-38086 Form 8-K (filed on July 19, 2019)	4.2	—
Third Amendment to Receivables Purchase Agreement, dated as of July 15, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.76	**		—
Fourth Amendment to Receivables Purchase Agreement, dated as of November 15, 2019, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.77	001-38086 Form 8-K (filed on July 16, 2020)	4.1	—
Fifth Amendment to Receivables Purchase Agreement, dated as of July 13, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

Exhibits	Previously Filed With File Number*	As Exhibit
4.78	001-38086 Form 8-K (filed on October 16, 2020)	4.2	—
Sixth Amendment to Receivables Purchase Agreement, dated as of October 9, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.79	001-38086 Form 8-K (filed on December 28, 2020)	4.2	—
Seventh Amendment to Receivables Purchase Agreement, dated as of December 21, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.80	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	4.56	—
Eighth Amendment to Receivables Purchase Agreement, dated as of February 19, 2020, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.81	001-38086 Form 10-Q (Quarter ended March 31, 2021) (filed on May 4, 2021)	4.6	—
Ninth Amendment to Receivables Purchase Agreement, dated as of March 26, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.82	001-38086 Form 8-K (filed on July 15, 2021)	4.1	—
Tenth Amendment to Receivables Purchase Agreement, dated as of July 9, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.83	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	4.2	—
Eleventh Amendment to Receivables Purchase Agreement, dated as of July 16, 2021, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.84	001-38086 Form of 8-K (filed on July 15, 2022)	4.1	—
Twelfth Amendment to Receivables Purchase Agreement, dated as of July 11, 2022, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein, and Credit Agricole Corporate and Investment Bank, as administrator

4.85	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Warrant Agreement, dated February 2, 2017, by and among Dynegy, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent

4.86	001-38086 Registration Statement on Form 8-A (filed on April 9, 2018)	4.2	—	Supplemental Warrant Agreement, dated as of April 9, 2018 among the Company and the Warrant Agent

4.87	001-33443 Form of 8-K (filed on February 7, 2017)	4.1	—	Form of Warrant

4.88	333-215288 Form S-1 (filed December 23, 2016)	4.1	—	Registration Rights Agreement, by and among TCEH Corp. (now known as Vistra Corp.) and the Holders party thereto, dated as of October 3, 2016

Exhibits	Previously Filed With File Number*	As Exhibit
4.89	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	4.77	—	Description of Capital Stock

(10)	Material Contracts

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10.1	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.6	—	2016 Omnibus Incentive Plan

10.2	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.7	—	Form of Option Award Agreement (Management) for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.3	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.8	—	Form of Restricted Stock Unit Award Agreement (Management) for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.4	001-33443 Form10-K (Year ended December 31, 2017) (filed on February 26, 2018)	10(d)	—	Form of Performance Stock Unit Award Agreement for 2016 Omnibus Incentive Plan (pre-2021 awards)

10.5	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.5	—	Form of Option Award Agreement (Management) for 2016 Omnibus Incentive Plan

10.6	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.6	—	Form of Restricted Stock Unit Award Agreement (Management) for 2016 Omnibus Incentive Plan

10.7	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.7	—	Form of Restricted Stock Unit Award Agreement (Director) for 2016 Omnibus Incentive Plan

10.8	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.8	—	Form of Performance Stock Unit Award Agreement for 2016 Omnibus Incentive Plan

10.9	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.9	—	Vistra Corp. Executive Annual Incentive Plan

10.10	001-38086 Form 8-K (filed on May 23, 2019)	10.1	—	Amended and Restated 2016 Omnibus Incentive Plan, effective as of May 20, 2019

10.11	001-33443 Form10-K (Year ended December 31, 2018) (filed on February 28, 2019)	10.7	—	Vistra Equity Deferred Compensation Plan for Certain Directors, effective as of January 1, 2019

10.12	001-38086 Form 10-K (Year ended December 31, 2020) (filed on February 26, 2021)	10.13	—	Amendment No. 1 to the Vistra Equity Deferred Compensation Plan, dated effective as of February 24, 2021

Exhibits	Previously Filed With File Number*	As Exhibit
10.13	001-38086 Form 8-K (filed May 4, 2018)	10.1	—	Amended and Restated Employment Agreement, dated as of May 1, 2018, between Curtis A. Morgan and Vistra Energy Corp. (now known as Vistra Corp.)

10.14	001-38086 Form 8-K (filed March 21, 2022)	10.1	—	Transition and Advisory Agreement, dated as of March 20, 2022, between Curtis A. Morgan and Vistra Corp.

10.15	001-38086 Form 8-K (filed March 21, 2022)	10.2	—	Second Amended and Restated Employment Agreement, dated March 20, 2022, between James A. Burke and Vistra Corp.

10.16	001-38086 Form 8-K (filed July 21, 2022)	10.1	—	Employment Agreement, dated as of July 20, 2022, between Kristopher E. Moldovan, Vistra Corp. and Vistra Corporate Services Company

10.17	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.6	—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Stephanie Zapata Moore, Vistra Corp. and Vistra Corporate Services Company

10.18	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.7	—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Carrie Lee Kirby, Vistra Corp. and Vistra Corporate Services Company

10.19	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.8	—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Scott A. Hudson, Vistra Corp. and Vistra Corporate Services Company

10.20	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.9	—	Amended and Restated Employment Agreement, dated as of May 5, 2022, between Stephen J. Muscato, Vistra Corp. and Vistra Corporate Services Company

10.21	001-38086 Form 10-Q (Quarter ended September 30, 2022) (filed on November 4, 2022)	10.4	—	Employment Agreement, dated as of August 23, 2022, between Stacey Doré, Vistra Corp. and Vistra Corporate Services Company

10.22	**		—	Form of indemnification agreement with directors and officers

10.23	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.29	—	Stock Purchase Agreement, dated as of October 25, 2016, by and between TCEH Corp. (now known as Vistra Corp.) and Curtis A. Morgan

	Credit Agreements and Related Agreements

10.24	333-215288 Form S-1 (filed December 23, 2016)	10.1	—	Credit Agreement, dated as of October 3, 2016

10.25	333-215288 Form S-1 (filed December 23, 2016)	10.2	—
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

Exhibits	Previously Filed With File Number*	As Exhibit
10.27	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.4	—
Third Amendment to Credit Agreement, dated February 28, 2017, by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.28	001-38086 Form 8-K (filed August 17, 2017)	10.1	—
Fourth Amendment to Credit Agreement, dated as of August 17, 2017 (effective August 17, 2017), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.29	001-38086 Form 8-K (filed December 14, 2017)	10.1	—
Fifth Amendment to Credit Agreement, dated as of December 14, 2017 (effective December 14, 2017), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.30	001-38086 Form 8-K (filed February 22, 2018)	10.1	—
Sixth Amendment to Credit Agreement, dated as of February 20, 2018 (effective February 20, 2018), by and among Deutsche Bank AG New York Branch, Vistra Operations Company LLC, Vistra Intermediate Company LLC and the other Credit Parties and Lenders party thereto.

10.31	001-38086 Form 8-K (filed June 15, 2018)	10.1	—
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

10.32	001-38086 Form 8-K (filed April 4, 2019)	10.4	—
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

10.33	001-38086 Form 8-K (filed May 29, 2019)	10.1	—
Ninth Amendment to Credit Agreement, dated May 29, 2019, by and among Vistra Operations Company LLC, Vistra Intermediate Company LLC, the other Credit Parties (as defined in the Vistra Operations Credit Agreement) party thereto, Sun Trust Bank, as incremental Revolving Loan Lender, and Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent

10.34	001-38086 Form 8-K (filed on November 21, 2019)	10.1	—
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

Exhibits	Previously Filed With File Number*	As Exhibit
10.35	001-38086 Form 8-K (filed on May 5, 2022)	10.1	—
Eleventh Amendment to the Credit Agreement, dated April 29, 2022, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, the other Credit Parties (as defined in the Credit Agreement) party thereto, the financial institutions providing 2022 New Revolving Credit Commitments (as defined in the Credit Agreement), the Revolving Credit Lenders providing 2022 Extended Revolving Credit Commitments (as defined in the Credit Agreement), the Revolving Letter of Credit Issuers (as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent)

10.36	001-38086 Form 10-Q (Quarter ended September 30, 2022) (filed on November 4, 2022)	10.3	—
Twelfth Amendment to the Credit Agreement, dated July 18, 2022, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, financial institutions, Revolving Credit Lenders, and Revolving Letter of Credit Issuers (in each case as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent)

10.37	001-38086 Form 8-K (filed on August 7, 2018)	10.1	—
Purchase Agreement, dated August 7, 2018, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.38	001-38086 Form 8-K (filed on January 24, 2019)	10.1	—
Purchase Agreement, dated January 22, 2019, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC. On behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.39	001-38086 Form 8-K (filed on June 7, 2019)	10.1	—
Purchase Agreement, dated June 4, 2019, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.40	001-38086 Form 8-K (filed on June 7, 2019)	10.2	—
Purchase Agreement, dated June 6, 2019, by and among Vistra Operations Company LLC and Goldman Sachs & Co. LLC, on and behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.41	001-38086 Form 8-K (filed on November 13, 2019)	10.1	—
Purchase Agreement, dated November 6, 2019, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC, on behalf of itself and the several Initial Purchases named in Schedule I to the Purchase Agreement

10.42	001-38086 Form 8-K (filed on May 11, 2021)	10.1	—
Purchase Agreement, dated May 5, 2021, by and among Vistra Operations Company LLC and J.P. Morgan Securities LLC. On behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement

10.43	001-38086 Form 8-K (filed on May 16, 2022)	10.1	—
Purchase Agreement, dated May 10, 2022, by and among Vistra Operations Company LLC and Citigroup Global Markets Inc, on behalf of itself and the several Initial Purchases named in Schedule I to the Purchase Agreement

10.44	001-38086 Form 8-K (filed on October 15, 2021)	10.1	—	Purchase Agreement, dated October 12, 2021, by and between Vistra Corp. and Goldman Sachs & Co. LLC

10.45	001-38086 Form 8-K (filed on December 13, 2021)	10.1	—	Purchase Agreement, dated December 7, 2021, by and between Vistra Corp. and Goldman Sachs & Co. LLC

Exhibits	Previously Filed With File Number*	As Exhibit
10.46	001-38086 Form 8-K (filed on April 9, 2018)	10.10	—
Assumption Agreement, dated as of April 9, 2018, between Vistra Energy Corp. (now known as Vistra Corp.) (as successor by merger to Dynegy Inc.), and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Trustee.

10.47	001-38086 Form 8-K (filed on April 9, 2018)	10.11	—
Guarantee and Collateral Agreement, dated as of April 23, 2013, among Dynegy Inc., the subsidiaries of the borrower from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on April 24, 2013).

10.48	001-38086 Form 8-K (filed on April 9, 2018)	10.12	—	Joinder, dated as of April 9, 2018, among Vistra Energy Corp. (now known as Vistra Corp.), the subsidiary guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee.

10.49	001-38086 Form 8-K (filed on April 9, 2018)	10.13	—
Collateral Trust and Intercreditor Agreement, dated as of April 23, 2013 among Dynegy, the Subsidiary Guarantors (as defined therein), Credit Suisse AG, Cayman Islands Branch and each person party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on April 24, 2013).

	Other Material Contracts
10.50	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.5	—
Collateral Trust Agreement, dated as of October 3, 2016, by and among TEX Operations Company LLC (now known as Vistra Operations LLC), the Grantors from time to time thereto, Railroad Commission of Texas, as first-out representative, and Deutsche Bank AG, New York Branch, as senior credit agreement representative

10.51	001-38086 Form 8-K (filed on June 15, 2018)	10.2	—
Amendment to Collateral Trust Agreement, effective as of June 14, 2018, among Vistra Operations Company LLC, the other Grantors from time to time party thereto, Railroad Commission of Texas, as first-out representative, and Credit Suisse AG, Cayman Islands Branch, as senior credit agreement agent, and Delaware Trust Company, as Collateral Trustee

10.52	001-38086 Form 8-K (filed on June 15, 2018)	10.3	—
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

10.53	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.13	—	Tax Receivable Agreement, by and between TEX Energy LLC (now known as Vistra Corp.) and American Stock Transfer & Trust Company, as transfer agent, dated as of October 3, 2016

10.54	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.14	—
Tax Matters Agreement, by and among TEX Energy LLC (now known as Vistra Corp.), EFH Corp., Energy Future Intermediate Holding Company LLC, EFI Finance Inc. and EFH Merger Co. LLC, dated as of October 3, 2016

10.55	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.15	—	Transition Services Agreement, by and between Energy Future Holdings Corp. and TEX Operations Company LLC (now known as Vistra Operations Company LLC), dated as of October 3, 2016

Exhibits	Previously Filed With File Number*	As Exhibit
10.56	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.16	—
Separation Agreement, by and between Energy Future Holdings Corp., TEX Energy LLC (now known as Vistra Corp.) and TEX Operations Company LLC (now known as Vistra Operations LLC), dated as of October 3, 2016

10.57	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.17	—	Purchase and Sale Agreement, dated as of November 25, 2015, by and between La Frontera Ventures, LLC and Luminant Holding Company LLC

10.58	333-215288 Amendment No. 2 to Form S-1 (filed April 5, 2017)	10.18	—
Amended and Restated Split Participant Agreement, by and between Oncor Electric Delivery Company LLC (f/k/a TXU Electric Delivery Company) and TEX Operations Company LLC (now known as Vistra Operations Company LLC), dated as of October 3, 2016

10.59	001-38086 Form 8-K (filed July 7, 2017)	10(a)	—	Asset Purchase Agreement, dated as of July 5, 2017, by and among Odessa-Ector Power Partners, L.P., La Frontera Holdings, LLC, Vistra Operations Company LLC, Koch Resources, LLC

10.60	001-38086 Form 8-K (filed on October 16, 2020)	10.1	—	Master Framework Agreement, dated as of October 9, 2020, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, and MUFG Bank, Ltd., as buyer

10.61	001-38086 Form 8-K (filed on July 15, 2021)	10.1	—
Amendment No. 1 to Master Framework Agreement, dated as of July 1, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.62	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	10.2	—
Amendment No. 2 to Master Framework Agreement, dated as of August 3, 2021, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.63	001-38086 Form 8-K (filed on July 15, 2022)	10.1	—
Amendment No. 3 to Master Framework Agreement, dated as of July 11, 2022, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.64	001-38086 Form 8-K (filed on October 16, 2020)	10.2	—	Master Repurchase Agreement, dated as of October 9, 2020, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.65	001-38086 Form 10-Q (Quarter ended September 30, 2021) (filed on November 5, 2021)	10.3	—	Amendment No. 1 to Master Repurchase Agreement, dated as of August 3, 2021, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.66	001-38086 Form 8-K (filed on December 28, 2020)	10.1	—
Joinder Agreement, dated as of December 21, 2020, among TXU Energy Retail company LLC, as seller party agent, Vistra Operations Company LLC, as guarantor, certain originators named therein, and MUFG Bank, Ltd., as buyer

10.67	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	10.62	—	Amendment No. 2 to Master Repurchase Agreement, dated as of December 30, 2021, between TXU Energy Retail Company LLC and MUFG Bank, Ltd.

10.68	001-38086 Form 10-K (Year ended December 31, 2021) (filed on February 25, 2022)	10.63	—
Credit Agreement, dated as of February 4, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

Exhibits	Previously Filed With File Number*	As Exhibit
10.69	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.3	—
First Amendment to Credit Agreement, dated as of May 5, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.70	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.4	—
Second Amendment to Credit Agreement, dated as of May 26, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.71	001-38086 Form 10-Q (Quarter ended June 30, 2022) (filed on August 5, 2022)	10.5	—
Third Amendment to Credit Agreement, dated as of June 8, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.72	**		—
Fourth Amendment to Credit Agreement, dated as of October 5, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.73	**		—
Fifth Amendment to Credit Agreement, dated as of October 21, 2022, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

(21)	Subsidiaries of the Registrant

21.1	**		—	Significant Subsidiaries of Vistra Corp.

(23)	Consent of Experts

23.1	**		—	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

Exhibits	Previously Filed With File Number*	As Exhibit
101.INS	**		—	The following financial information from Vistra Corp.'s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statement of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104			—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document.
____________________
*    Incorporated herein by reference
**    Filed herewith
***    Furnished herewith

Item 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vistra Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTRA CORP.
Date:	March 1, 2023	By	/s/ JAMES A. BURKE
James A. Burke (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Vistra Corp. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES A. BURKE	Principal Executive Officer and Director	March 1, 2023
(James A. Burke, President and Chief Executive Officer)

/s/ KRISTOPHER E. MOLDOVAN	Principal Financial Officer	March 1, 2023
(Kristopher E. Moldovan, Chief Financial Officer)

/s/ CHRISTY DOBRY	Principal Accounting Officer	March 1, 2023
(Christy Dobry, Senior Vice President and Controller)

/s/ SCOTT B. HELM	Chairman of the Board and Director	March 1, 2023
(Scott B. Helm, Chairman of the Board)

/s/ HILARY E. ACKERMANN	Director	March 1, 2023
(Hilary E. Ackermann)

/s/ ARCILIA C. ACOSTA	Director	March 1, 2023
(Arcilia C. Acosta)

/s/ GAVIN R. BAIERA	Director	March 1, 2023
(Gavin R. Baiera)

/s/ PAUL M. BARBAS	Director	March 1, 2023
(Paul M. Barbas)

/s/ LISA CRUTCHFIELD	Director	March 1, 2023
(Lisa Crutchfield)

/s/ BRIAN K. FERRAIOLI	Director	March 1, 2023
(Brian K. Ferraioli)

/s/ JEFF D. HUNTER	Director	March 1, 2023
(Jeff D. Hunter)

/s/ JULIE A. LAGACY	Director	March 1, 2023
(Julie A. Lagacy)

/s/ JOHN R. SULT	Director	March 1, 2023
(John R. Sult)