Form 10-Q
period 2023-03-31
Vistra Corp.
filed 2023-05-09
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 4, 2023, there were 373,027,363 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2022 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
Dynegy Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Dynegy Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
Energy Harbor	Energy Harbor Corp., and/or its subsidiaries, depending on context
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Green Finance Framework	Framework adopted by the Company and made available on its website pursuant to which the Company may issue financial instruments to fund new or existing projects that support renewable energy and energy efficiency, with alignment to the Company's environmental, social, and governance strategy
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service

ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger Sub	Black Pen Inc., an indirect, wholly owned subsidiary of Vistra
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp. (EFH Corp.), executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to Vistra Preferred Inc. (PrefCo) in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SO2	sulfur dioxide

SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury bonds as collateral
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
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

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Operating revenues (Note 5)	$4,425	$3,125
Fuel, purchased power costs and delivery fees	(2,170)	(2,279)
Operating costs	(421)	(416)
Depreciation and amortization	(366)	(430)
Selling, general and administrative expenses	(288)	(288)
Impairment of long-lived assets (Note 18)	(49)	—
Operating income (loss)	1,131	(288)
Other income (Note 18)	20	5
Other deductions (Note 18)	(3)	(4)
Interest expense and related charges (Note 18)	(207)	(7)
Impacts of Tax Receivable Agreement (Note 8)	(65)	(81)
Net income (loss) before income taxes	876	(375)
Income tax (expense) benefit (Note 7)	(178)	91
Net income (loss)	$698	$(284)
Net (income) loss attributable to noncontrolling interest	1	(1)
Net income (loss) attributable to Vistra	$699	$(285)
Cumulative dividends attributable to preferred stock	(38)	(38)
Net income (loss) attributable to Vistra common stock	$661	$(323)
Weighted average shares of common stock outstanding:
Basic	383,631,369	451,603,354
Diluted	387,553,379	451,603,354
Net income (loss) per weighted average share of common stock outstanding:
Basic	$1.72	$(0.72)
Diluted	$1.71	$(0.72)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$698	$(284)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $— and $—)	1	—
Total other comprehensive income	1	—
Comprehensive income (loss)	$699	$(284)
Comprehensive (income) loss attributable to noncontrolling interest	1	(1)
Comprehensive income (loss) attributable to Vistra	$700	$(285)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2023	2022
Cash flows — operating activities:
Net income (loss)	$698	$(284)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	477	542
Deferred income tax expense (benefit), net	181	(84)
Impairment of long-lived and other assets	49	—
Unrealized net (gain) loss from mark-to-market valuations of commodities	(1,085)	360
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	41	(126)
Asset retirement obligation accretion expense	9	9
Impacts of Tax Receivable Agreement	65	81
Stock-based compensation	22	14
Bad debt expense	35	30
Other, net	8	2
Changes in operating assets and liabilities:
Margin deposits, net	1,227	210
Accrued interest	(47)	(62)
Accrued taxes	(91)	(98)
Accrued employee incentive	(79)	(59)
Other operating assets and liabilities	(75)	56
Cash provided by operating activities	1,435	591
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(484)	(373)
Proceeds from sales of nuclear decommissioning trust fund securities	119	98
Investments in nuclear decommissioning trust fund securities	(125)	(103)
Proceeds from sales of environmental allowances	35	7
Purchases of environmental allowances	(61)	(116)
Insurance proceeds	3	1
Proceeds from sale of assets	2	3
Other, net	(2)	3
Cash used in investing activities	(513)	(480)
Cash flows — financing activities:
Repayments/repurchases of debt	(7)	(132)
Net borrowings under accounts receivable financing	175	500
Borrowings under Revolving Credit Facility	100	—
Repayments under Revolving Credit Facility	(350)	—
Repayments under Commodity-Linked Facility	(400)	—
Share repurchases	(301)	(710)
Dividends paid to common stockholders	(77)	(77)
Other, net	(14)	6
Cash used in financing activities	(874)	(413)
Net change in cash, cash equivalents and restricted cash	48	(302)
Cash, cash equivalents and restricted cash — beginning balance	525	1,359
Cash, cash equivalents and restricted cash — ending balance	$573	$1,057

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$518	$455
Restricted cash (Note 18)	23	37
Trade accounts receivable — net (Note 18)	1,464	2,059
Income taxes receivable	24	27
Inventories (Note 18)	629	570
Commodity and other derivative contractual assets (Note 15)	4,589	4,538
Margin deposits related to commodity contracts	1,919	3,137
Prepaid expense and other current assets	346	293
Total current assets	9,512	11,116
Restricted cash (Note 18)	32	33
Investments (Note 18)	1,832	1,729
Property, plant and equipment — net (Note 18)	12,611	12,554
Operating lease right-of-use assets	50	51
Goodwill (Note 6)	2,583	2,583
Identifiable intangible assets — net (Note 6)	1,940	1,958
Commodity and other derivative contractual assets (Note 15)	763	702
Accumulated deferred income taxes	1,475	1,710
Other noncurrent assets	319	351
Total assets	$31,117	$32,787
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 11)	$—	$650
Accounts receivable financing (Note 10)	600	425
Long-term debt due currently (Note 11)	38	38
Trade accounts payable	1,005	1,556
Commodity and other derivative contractual liabilities (Note 15)	5,646	6,610
Margin deposits related to commodity contracts	48	39
Accrued taxes other than income	107	199
Accrued interest	113	160
Asset retirement obligations (Note 18)	139	128
Operating lease liabilities	8	8
Other current liabilities	458	524
Total current liabilities	8,162	10,337
Long-term debt, less amounts due currently (Note 11)	11,930	11,933
Operating lease liabilities	45	45
Commodity and other derivative contractual liabilities (Note 15)	1,794	1,726
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 8)	578	514
Asset retirement obligations (Note 18)	2,308	2,309
Other noncurrent liabilities and deferred credits (Note 18)	1,083	1,004
Total liabilities	25,901	27,869

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	March 31, 2023	December 31, 2022
Commitments and Contingencies (Note 12)
Total equity (Note 13):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: March 31, 2023 and December 31, 2022— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: March 31, 2023 and December 31, 2022 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2023 — 378,648,599; December 31, 2022 — 389,754,870)	5	5
Treasury stock, at cost (shares: March 31, 2023 — 160,425,501; December 31, 2022 — 147,424,202)	(3,706)	(3,395)
Additional paid-in-capital	9,952	9,928
Retained deficit	(3,058)	(3,643)
Accumulated other comprehensive loss	8	7
Stockholders' equity	5,201	4,902
Noncontrolling interest in subsidiary	15	16
Total equity	5,216	4,918
Total liabilities and equity	$31,117	$32,787

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 17 for further information concerning our reportable business segments.

Transaction Agreement

On March 6, 2023, Vistra Operations and Merger Sub entered into a transaction agreement (Transaction Agreement) with Energy Harbor pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Energy Harbor, with Energy Harbor surviving as an indirect subsidiary of Vistra (Merger, and collectively with the other transactions contemplated by the Transaction Agreement, the Transactions). The Transaction Agreement, the Merger and the other Transactions were approved by each of Vistra's board of directors (Board) and Energy Harbor's board of directors. See Note 2 for more information concerning the Transaction Agreement.

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

Recent Developments

Dividends Declared — In May 2023, the Vistra Board declared a quarterly dividend of $0.204 per share of common stock that will be paid in June 2023. In May 2023, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in June 2023.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2022 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2022 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Adoption of Accounting Standards

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. This standard requires additional annual disclosures when a business receives government assistance and uses a grant or contribution accounting model by analogy to other accounting guidance such as the grant model under International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance (IAS 20) and GAAP ASC 958-605, Not-for-Profit Entities - Revenue Recognition. The standard was effective January 1, 2022 with early adoption permitted. As further discussed in Note 1, we made disclosures in accordance with this guidance when accounting for the Uplift Securitization Proceeds from ERCOT.

Due to the enactment of the IRA, the Company will qualify for tax incentives through eligible construction spending and production. These tax incentives generally provide for refundable or transferable tax credits upon the applicable qualifying event for the credit type, typically production or in-service date. Transferable and refundable production tax credits (PTCs) are included in other current assets in the condensed consolidated balance sheet and included in revenues in the condensed consolidated statements of operations when receipt of the credit becomes probable. Transferable investment tax credits (ITCs) are included in other current assets on the condensed consolidated balance sheet with a corresponding reduction to the cost basis of the Company's plant assets when receipt of the credit is reasonably assured, and reduces depreciation expense over the life of the asset. We believe the term reasonable assurance as used in IAS 20 is analogous to the term probable as defined in ASC 450-20 of U.S. GAAP. The Company accounts for the credits we expect to receive by analogy to the grant model within IAS 20, as U.S. GAAP does not address how to account for these tax credits.

2.    TRANSACTION AGREEMENT

On March 6, 2023, Vistra Operations and Merger Sub entered into the Transaction Agreement with Energy Harbor pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Energy Harbor, with Energy Harbor surviving as an indirect subsidiary of Vistra. The Transaction Agreement, the Merger and the other Transactions were approved by each of Vistra's Board and Energy Harbor's board of directors.

Subject to the terms and conditions of the Transaction Agreement, prior to the consummation of the Merger, Vistra will cause certain of its affiliates to transfer certain of its affiliate entities, including Merger Sub, to a newly formed limited liability company and an indirect wholly owned subsidiary of Vistra (Vistra Vision).

Subject to the terms and conditions of the Transaction Agreement, at the effective time of the Merger (Effective Time), the issued and outstanding shares of Energy Harbor common stock other than shares that are being exchanged by certain funds and accounts managed by Nuveen Asset Management LLC and certain funds managed by Avenue Capital Management II, L.P. (Rollover Holders) for 15% of the direct or indirect equity interests in Vistra Vision, and certain other shares, each as specified in the Transaction Agreement and the Contribution and Exchange Agreements (as defined below) will be cancelled and extinguished and automatically converted into the right to receive cash consideration per share payable in the Merger. Vistra's transfer of cash and equity in Vistra Vision in exchange for the issued and outstanding shares of Energy Harbor common stock will be covered under the non-recognition provisions of the Internal Revenue Code. The Aggregate Base Transaction Value is defined in the Transaction Agreement to be (a) the Aggregate Cash Consideration Value (defined in the Transaction Agreement to be $3.0 billion), plus (b) for the 15% equity in Vistra Vision, the Aggregate Equity Consideration Value (defined in the Transaction Agreement to be $3.333 billion for the purpose of determining the amount per share to be distributed to Energy Harbor's stockholders), minus (c) certain adjustments as specified in the Transaction Agreement. In addition, in connection with the Merger, Energy Harbor's equity awards will be cancelled for cash based on the per share Merger consideration for the shares underlying such equity awards and Energy Harbor's stockholders (including Rollover Holders and holders of Energy Harbor equity awards) will receive an additional amount of cash paid from Energy Harbor to the extent of Energy Harbor's unrestricted cash on hand as of the closing, subject to certain adjustments as specified in the Transaction Agreement. In addition, Vistra Operations will pay up to $100 million of Energy Harbor's transaction expenses.

Consummation of the Transactions is subject to customary closing conditions, including (a) approval and adoption of the Transaction Agreement and the Transactions by a majority of the outstanding shares of Energy Harbor common stock, Series A Preferred Stock and Series B Preferred Stock entitled to vote thereon, voting together as a single class (Requisite Stockholder Approval), (b) receipt of all requisite regulatory approvals, including approvals of the NRC and the FERC, (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (d) the divestment of Energy Harbor's remaining fossil-fueled assets. In March 2023, Energy Harbor obtained the Requisite Stockholder Approval.

Vistra Vision will combine Energy Harbor's nuclear and retail businesses with Vistra's nuclear and retail businesses and certain of the Vistra Zero renewables and energy storage projects. This combination is expected to create a leading integrated retail electricity and zero-carbon generation company with the second-largest competitive nuclear fleet in the U.S., along with a growing renewables and energy storage portfolio. This transaction is expected to accelerate Vistra’s path to a clean energy transition by more than doubling the amount of zero-carbon generation it has online at the time of the transaction’s closing.

Financing Arrangements

In connection with the Transactions, on March 6, 2023, Vistra Operations entered into a debt commitment letter (Commitment Letter) and related fee letters with Citigroup Global Markets Inc. (Citi), BMO Capital Markets Corp. (BMO) and Mizuho Bank, Ltd. (Mizuho, and together with Citi and BMO the Initial Commitment Parties), pursuant to which, and subject to the terms and conditions set forth therein, the Initial Commitment Parties committed to provide (a) up to approximately $3.0 billion in an aggregate principal amount of senior secured bridge loans under a 364-day senior secured bridge loan credit facility (Acquisition Bridge Facility), (b) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Credit Agreement, a 364-day senior secured term loan B bridge facility in an aggregate principal amount of up to approximately $2.5 billion (TLB Refinancing Bridge Facility) and (c) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Commodity-Linked Credit Agreement, a replacement commodity-linked revolving credit facility in an aggregate principal amount up to $300 million (Refinancing Commodity-Linked Revolving Credit Facility). Fees related to the Commitment Letter totaled $14 million in the three months ended March 31, 2023, which were capitalized in other noncurrent liabilities and other deferred credits. The proceeds of the loans under the Acquisition Bridge Facility would be used to finance the Transactions and the payment of fees and expenses incurred in connection with the Transactions. On March 29, 2023, the Acquisition Bridge Facility syndication process was completed and the Commitment Letter was amended and restated to include additional lenders as commitment parties. Vistra Operations also obtained commitments of the Commitment Parties to provide certain required consents and amendments under the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement resulting in the termination of the commitments for each of the TLB Refinancing Bridge Facility and the Refinancing Commodity-Linked Revolving Credit Facility and reclassification of $6 million of previously capitalized commitment fees to interest expense and related charges. The Acquisition Bridge Facility is subject to customary commitment reductions in the event that certain permanent debt financing is obtained on or prior to the Effective Time, and customary closing conditions, including that substantially concurrently with the initial funding under the applicable facility the Transactions shall be consummated.

In March 2023, Vistra entered into $750 million of interest rate swaps to effectively fix the SOFR component of the interest cost associated with the anticipated Transactions financings at a weighted average rate of 3.16%. The interest rate swaps are effective December 31, 2023 and expire December 31, 2030.

3.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In September 2020, we announced the planned development of up to 768 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation came online in January and February 2022 and the battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities to be developed are expected to be 2024 and beyond, but we will only invest in growth projects if we are confident that the expected returns will meet or exceed internal targets. As of March 31, 2023, we had accumulated approximately $49 million in construction-work-in-process for these remaining Texas segment solar generation projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2024 to 2025. As of March 31, 2023, we had accumulated approximately $19 million in construction-work-in-process for these East segment solar generation and battery ESS projects.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy and energy settlement contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy and energy settlement contract in April 2022. Moss Landing Phase III is expected to enter commercial operations in the summer of 2023. As of March 31, 2023, we had accumulated approximately $466 million in construction-work-in-process for Moss Landing Phase III.

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

4.    RETIREMENT OF GENERATION FACILITIES

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

As previously announced, we retired the Edwards coal generation facility in January 2023.

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and move to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur. Retirement dates represent the first full day in which a plant does not operate.

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Actual or Expected Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Asset Closure
Joppa	Joppa, IL	MISO	Coal	802	Retired September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	Retired September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than the end of 2027 if economic or other conditions dictate.

5.    REVENUE

	Three Months Ended March 31, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,568	$—	$—	$—	$—	$—	$—	$1,568
Retail energy charge in Northeast/Midwest	427	—	—	—	—	—	—	427
Wholesale generation revenue from ISO/RTO	—	50	220	193	67	—	—	530
Capacity revenue from ISO/RTO (a)	—	—	8	—	19	—	—	27
Revenue from other wholesale contracts	—	107	331	41	76	—	—	555
Total revenue from contracts with customers	1,995	157	559	234	162	—	—	3,107
Other revenues:
Intangible amortization	(1)	—	(1)	—	(1)	—	—	(3)
Transferable PTC revenues	—	2	—	—	—	—	—	2
Hedging and other revenues (b)	356	112	386	(7)	472	—	—	1,319
Affiliate sales (c)	—	1,082	865	4	195	—	(2,146)	—
Total other revenues	355	1,196	1,250	(3)	666	—	(2,146)	1,318
Total revenues	$2,350	$1,353	$1,809	$231	$828	$—	$(2,146)	$4,425
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $42 million of capacity sold offset by $34 million of capacity purchased. The Sunset segment includes $46 million of capacity sold offset by $27 million of capacity purchased.
(b)Includes $1.277 billion of unrealized net gains from mark-to-market valuations of commodity positions, including Retail segment unrealized net gains of $153 million due to the discontinuance of normal purchases and sales (NPNS) accounting on a retail electric contract portfolio in the second quarter of 2022 as physical settlement is no longer considered probable throughout the contract term. See Note 17 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments include $185 million, $394 million and $103 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,405	$—	$—	$—	$—	$—	$—	$1,405
Retail energy charge in Northeast/Midwest	639	—	—	—	—	—	—	639
Wholesale generation revenue from ISO/RTO	—	151	402	58	141	164	—	916
Capacity revenue from ISO/RTO (a)	—	—	(6)	—	33	16	—	43
Revenue from other wholesale contracts	—	120	243	39	44	12	—	458
Total revenue from contracts with customers	2,044	271	639	97	218	192	—	3,461
Other revenues:
Intangible amortization	—	—	—	—	(2)	—	—	(2)
Hedging and other revenues (b)	(219)	—	309	(28)	(306)	(90)	—	(334)
Affiliate sales (c)	—	(1,366)	7	3	(28)	(17)	1,401	—
Total other revenues	(219)	(1,366)	316	(25)	(336)	(107)	1,401	(336)
Total revenues	$1,825	$(1,095)	$955	$72	$(118)	$85	$1,401	$3,125
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $136 million of capacity purchased offset by $130 million of capacity sold. The Sunset segment includes $35 million of capacity sold offset by $2 million of capacity purchased. The Asset Closure segment includes $16 million of capacity sold.
(b)Includes $358 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 17 for unrealized net gains (losses) by segment.
(c)Texas, East, Sunset and Asset Closure segments include $2.011 billion, $509 million, $136 million and $17 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of March 31, 2023, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $346 million, $382 million, $275 million, $167 million and $100 million that will be recognized, in the balance of the year ended December 31, 2023 and the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $672 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	March 31, 2023	December 31, 2022
Trade accounts receivable from contracts with customers — net	$1,152	$1,644
Other trade accounts receivable — net	312	415
Total trade accounts receivable — net	$1,464	$2,059

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both March 31, 2023 and December 31, 2022, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2023			December 31, 2022
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationships	$2,088	$1,796	$292	$2,088	$1,768	$320
Software and other technology-related assets	488	271	217	475	258	217
Retail and wholesale contracts	233	212	21	233	209	24
LTSA	18	4	14	18	4	14
Other identifiable intangible assets (a)	64	9	55	50	8	42
Total identifiable intangible assets subject to amortization	$2,891	$2,292	599	$2,864	$2,247	617
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$1,940			$1,958
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2023	December 31, 2022
LTSA	$128	$128
Fuel and transportation purchase contracts	9	9
Other identifiable intangible liabilities	2	3
Total identifiable intangible liabilities	$139	$140

Expense related to finite-lived identifiable intangible assets (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Retail customer relationships	Depreciation and amortization	$28	$34
Software and other technology-related assets	Depreciation and amortization	15	17
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	2	2
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	86	89
Total identifiable intangible assets expense (a)		$131	$142
___________
(a)Amounts recorded in depreciation and amortization totaled $43 million and $52 million for the three months ended March 31, 2023 and 2022, respectively. Amounts exclude LTSA. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of March 31, 2023, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2023	$161
2024	$112
2025	$84
2026	$61
2027	$37

7.    INCOME TAXES

Income Tax Expense

Vistra files a U.S. federal income tax return that includes the results of its consolidated subsidiaries. Vistra is the corporate parent of the Vistra consolidated group. Pursuant to applicable U.S. Department of the Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss) before income taxes	$876	$(375)
Income tax (expense) benefit	$(178)	$91
Effective tax rate	20.3%	24.3%

For the three months ended March 31, 2023, the effective tax rate of 20.3% was lower than the U.S. federal statutory rate of 21% due primarily to state income taxes.

For the three months ended March 31, 2022, the effective tax rate of 24.3% was higher than the U.S. federal statutory rate of 21% due primarily to nondeductible impacts of the TRA and state income taxes.

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. The excise tax on stock repurchases is not expected to have a material impact on our financial statements. Vistra is not subject to the CAMT in the 2023 tax year since it applies only to corporations that have a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. The federal income tax audit is in its final stages and Vistra expects final closing on an agreed basis with immaterial changes in the first half of 2023. It is reasonably possible $35 million of the uncertain tax positions could be favorably resolved within the next 12 months upon final closing. Uncertain tax positions totaled $35 million and $36 million at March 31, 2023 and December 31, 2022, respectively.

8.    TAX RECEIVABLE AGREEMENT OBLIGATION

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
TRA obligation at the beginning of the period	$522	$395
Accretion expense	20	15
Changes in tax assumptions impacting timing of payments (a)	45	66
Impacts of Tax Receivable Agreement	65	81
TRA obligation at the end of the period	587	476
Less amounts due currently	(9)	(1)
Noncurrent TRA obligation at the end of the period	$578	$475
____________
(a)During the three months ended March 31, 2023 and 2022, we recorded increases to the carrying value of the TRA obligation totaling $45 million and $66 million, respectively, as a result of adjustments to forecasted taxable income due to increases in longer-term commodity price forecasts.

As of March 31, 2023, the estimated carrying value of the TRA obligation totaled $587 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of March 31, 2023, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to Vistra	$699	$(285)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)
Less cumulative dividends attributable to Series B Preferred Stock	(18)	(18)
Net income (loss) attributable to common stock — basic	661	(323)
Weighted average shares of common stock outstanding — basic	383,631,369	451,603,354
Net income (loss) per weighted average share of common stock outstanding — basic	$1.72	$(0.72)
Dilutive securities: Stock-based incentive compensation plan	3,922,010	—
Weighted average shares of common stock outstanding — diluted	387,553,379	451,603,354
Net income (loss) per weighted average share of common stock outstanding — diluted	$1.71	$(0.72)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 3,859,165 and 9,776,484 shares for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, outstanding borrowings under the Receivables Facility totaled $600 million and were supported by $842 million of RecCo gross receivables. As of December 31, 2022, there were $425 million outstanding borrowings under the Receivables Facility and were supported by $1.013 billion of RecCo gross receivables.

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

There were no outstanding borrowings under the Repurchase Facility as of both March 31, 2023 and December 31, 2022.

11.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	March 31, 2023	December 31, 2022
Vistra Operations Credit Facilities	$2,507	$2,514
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	400
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	4,600	4,600
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Equipment Financing Agreements	79	79
Total other long-term debt	79	79
Unamortized debt premiums, discounts and issuance costs	(68)	(72)
Total long-term debt including amounts due currently	11,968	11,971
Less amounts due currently	(38)	(38)
Total long-term debt less amounts due currently	$11,930	$11,933

As of March 31, 2023 and December 31, 2022, outstanding short-term borrowings under the Commodity-Linked Facility and the Revolving Credit Facility (described below) totaled zero and $650 million, respectively.

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

Vistra Operations Credit Facilities — As of March 31, 2023, the Vistra Operations Credit Facilities consisted of up to $5.882 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.375 billion (Revolving Credit Facility) and term loans of $2.507 billion (Term Loan B-3 Facility).

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

Our credit facilities and related available capacity as of March 31, 2023 are presented below.

		March 31, 2023
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$3,175	$—	$1,301	$1,874
Non-Extended Revolving Credit Facility (b)	June 14, 2023	200	—	82	118
Term Loan B-3 Facility (c)	December 31, 2025	2,507	2,507	—	—
Total Vistra Operations Credit Facilities		$5,882	$2,507	$1,383	$1,992
Commodity-Linked Facility (d)	October 4, 2023	$1,350	$—	$—	$169
Total Credit Facilities		$7,232	$2,507	$1,383	$2,161
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
(d)Commodity-Linked Facility (defined below) used to support our comprehensive hedging strategy. As of March 31, 2023, the borrowing base of $169 million is lower than the facility limit which represents the aggregate commitments of $1.35 billion. The reduction in the borrowing base is due to a decrease in commodity prices and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility. See Commodity-Linked Revolving Credit Facility below for discussion of the borrowing base calculation. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on a term Secured Overnight Financing Rate (SOFR), plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility had been revised to range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of March 31, 2023, there were no outstanding borrowings under the Extended Revolving Credit Facility. Letters of credit issued under the Extended Revolving Credit Facility bear interest within a spread of 1.25% to 2.00% (based on the ratings of Vistra Operations' senior secured long-term debt securities), which as of March 31, 2023 was 1.75%. The applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments may further be adjusted from time to time dependent upon the Company's performance relative to certain sustainability-linked targets and thresholds.

Under the Vistra Operations Credit Agreement, cash borrowings under the Non-Extended Revolving Credit Facility bear interest based on applicable LIBOR rates, plus a fixed spread of 1.75%. As of March 31, 2023, there were no outstanding borrowings under the Non-Extended Revolving Credit Facility. Letters of credit issued under the Non-Extended Revolving Credit Facility bear interest of 1.75%.

Amounts borrowed under the Term Loan B-3 Facility bear interest based on applicable LIBOR rates plus fixed spreads of 1.75%. As of March 31, 2023, the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 6.56% under the Term Loan B-3 Facility. The Vistra Operations Credit Facilities also provide for certain additional fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit and availability fees payable with respect to any unused portion of the available Non-Extended Revolving Credit Facility.

On April 28, 2023, Vistra Operations entered into an amendment (April 2023 Amendment) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent, and the other parties named therein. Pursuant to the April 2023 Amendment, and in light of a public statement by the supervisor for the administrator of the "LIBOR Rate" identifying June 30, 2023 as the date after which the "LIBOR Rate" will permanently or indefinitely cease to be published, the "LIBOR Rate" shall, with respect to the term loans under the Vistra Operations Credit Agreement, cease to be applicable after June 30, 2023 and shall be replaced by the Adjusted Term SOFR Rate (as defined in the April 2023 Amendment), other than as expressly contemplated by the April 2023 Amendment.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). As of March 31, 2023, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

The Vistra Operations Commodity-Linked Credit Agreement includes a covenant, solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings exceeds 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). Although the period ended March 31, 2023 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of March 31, 2023, Vistra has entered into the following series of interest rate swap transactions.

	Notional Amount	Expiration Date	Rate Range
Swapped to fixed	$3,000	July 2023	3.67%	-	3.91%
Swapped to variable	$700	July 2023	3.20%	-	3.23%
Swapped to fixed	$720	February 2024	3.71%	-	3.72%
Swapped to variable	$720	February 2024	3.20%	-	3.20%
Swapped to fixed (a)	$3,000	July 2026	4.72%	-	4.79%
Swapped to variable (a)	$700	July 2026	3.28%	-	3.33%
Swapped to fixed (b)	$750	December 2030	3.16%	-	3.17%
____________
(a)Effective from July 2023 through July 2026.
(b)Effective from December 2023 through December 2030. See Note 2.

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

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of March 31, 2023, $780 million of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of March 31, 2023, we were in compliance with these financial covenants.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to voluntarily repay or repurchase outstanding debt, which authorization expired in March 2022 (the Prior Authorization). No amounts were repurchased under the Prior Authorization. In October 2022, the Board re-authorized the voluntary repayment or repurchase of up to $1.8 billion of outstanding debt, with such authorization expiring on December 31, 2023 (Current Authorization). As of March 31, 2023, no amounts were repurchased under the Current Authorization.

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

Maturities

Long-term debt maturities at March 31, 2023 are as follows:

March 31, 2023
Remainder of 2023	$33
2024	1,940
2025	3,567
2026	1,006
2027	3,402
Thereafter	2,088
Unamortized premiums, discounts and debt issuance costs	(68)
Total long-term debt, including amounts due currently	$11,968

12.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

At March 31, 2023, we had outstanding letters of credit totaling $2.163 billion as follows:

•$1.826 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$177 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$87 million to support our REP financial requirements with the PUCT, and
•$46 million for other credit support requirements.

Surety Bonds

At March 31, 2023, we had outstanding surety bonds totaling $933 million to support performance under various contracts and legal obligations in the normal course of business.

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

Litigation

Gas Index Pricing Litigation — We, through our subsidiaries, and another company remain named as defendants in one consolidated putative class action lawsuit pending in federal court in Wisconsin claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. In April 2023, the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court) heard oral argument on an interlocutory appeal challenging the district court’s order certifying a class.

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

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. Other parties also supported our challenge to the PUCT's orders. In March 2023, the Third Court of Appeals issued a unanimous decision and agreed with our arguments that the PUCT's pricing orders constituted de facto competition rules and exceeded the PUCT's statutory authority. The Third Court of Appeals vacated the pricing orders and remanded the matter to the PUCT for further proceedings. In March 2023, the PUCT appealed the Third Court of Appeals' ruling to the Texas Supreme Court. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that we and other parties may continue disputing the pricing during Winter Storm Uri through the ERCOT process and, to the extent the outcome of that process comes before the PUCT for review, the PUCT has not prejudged or made a final decision on that matter. We are not able to reasonably estimate the financial statement impact of a repricing as, among other things, the matter is subject to ongoing legal proceedings and, even if we were ultimately successful in the current legal proceeding, the price at which the market would be resettled is not reasonably estimable because that would be subject to further proceedings at ERCOT and the PUCT.

Brazos Electric Cooperative Inc. (Brazos) Bankruptcy — As a result of the lengthy period of peak pricing administratively imposed by the PUCT during Winter Storm Uri, certain market participants within ERCOT were not able to pay their full obligations to ERCOT. Consequently, ERCOT was "short-paid" approximately $2.9 billion, the majority of which was related to Brazos, a Texas-based non-profit electric cooperative corporation that provides wholesale electricity to its members, which, in turn, provide retail electricity to Texas consumers. After applying standard ERCOT market default protocols for the recovery of losses through issuance of default liability to all market participants, we recognized an approximately $189 million default uplift liability in the first quarter of 2021 based on our market share. The $189 million default uplift liability was subsequently reduced to $124 million as ERCOT collected amounts owed from certain defaulting entities through other means, primarily through securitization. In March 2021, Brazos commenced a Chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the Southern District of Texas. As part of the Brazos bankruptcy proceeding, ERCOT filed a claim to recover approximately $1.9 billion from Brazos.

In September 2022, Brazos and ERCOT reached a settlement that provided for material payments to ERCOT for its prior "short-paid" amounts and, importantly, precluded ERCOT from collecting default uplift from market participants for any prepetition amounts owed by Brazos (i.e., it supplants the process to uplift the short-pay claim to market participants), which allowed Vistra to extinguish the remaining $124 million default uplift liability to ERCOT on account of the Brazos short pay. In December 2022, the Brazos plan of reorganization became effective. Accordingly, the $124 million default uplift liability to ERCOT, which was entirely attributable to the Brazos default, was derecognized in the fourth quarter of 2022 and recognized as revenue in the statement of operations.

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, the Texas Attorney General, the FERC and the NRC initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury and wrongful death lawsuits related to Winter Storm Uri have been, and continue to be, filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. We and other defendants requested that all pretrial proceedings in these personal injury cases be consolidated and transferred to a single multi-district litigation (MDL) pretrial judge. In June 2021, the MDL panel granted the request to consolidate all these cases into a MDL for pretrial proceedings. Additional personal injury cases that have been, and continue to be, filed on behalf of additional plaintiffs have been consolidated with the MDL proceedings. In addition, in January 2022, an insurance subrogation lawsuit was filed in Austin state court by over one hundred insurance companies against ERCOT, Vistra and several other defendants. The lawsuit seeks recovery of insurance funds paid out by these insurance companies to various policyholders for claims related to Winter Storm Uri, and that case has also now been consolidated with the MDL proceedings. In the summer of 2022, various defendant groups filed motions to dismiss five so-called bellwether cases, and the MDL court heard oral argument on those motions in October 2022. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In February 2023, the generator defendants filed a mandamus petition with the Houston Court of Appeals to review the MDL court's denial of the motion to dismiss. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously.

Greenhouse Gas Emissions (GHG)

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the D.C. Circuit Court issued an amended judgment, denying petitions for review of the ACE rule and challenges to the repeal of the CPP. In addition, the EPA opened a docket seeking input on questions related to the regulation of GHGs under Section 111(d) which closed on March 27, 2023 and has indicated its intent to issue a new proposal in Spring 2023.

Cross-State Air Pollution Rule (CSAPR)

In October 2015, the EPA revised the primary and secondary ozone National Ambient Air Quality Standards (NAAQS) to lower the 8-hour standard for ozone emissions during ozone season (May to September). As required under the CAA, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA demonstrating that emissions from Texas sources do not contribute significantly to nonattainment in, or interfere with maintenance by, any other state with respect to the revised ozone NAAQS. In February 2023, the EPA disapproved Texas' SIP and the State of Texas, Luminant, certain trade groups, and others challenged that disapproval in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In March 2023, those same parties filed motions to stay the EPA's SIP disapproval in the Fifth Circuit Court, and the EPA moved to transfer our challenges to the D.C. Circuit Court or have those challenges dismissed. Briefing on the stay motion was completed on April 24, 2023.

In April 2022, prior to the EPA's disapproval of Texas' SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. In March 2023, the EPA administrator signed its final FIP, but it has not yet been published in the Federal Register and is not yet effective. The FIP would apply to 22 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. Texas would be moved into the revised Group 3 trading program previously established in the Revised CSAPR Update Rule that includes emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Allowances will be limited under the program and will be further reduced beginning in ozone season 2026 to a level that is intended to reduce operating time of coal-fueled power plants during ozone season or force coal plants to retire, particularly those that do not have selective catalytic reduction systems such as our Martin Lake power plant. On May 1, 2023, the Fifth Circuit Court granted our motion to stay the EPA's disapproval of Texas' SIP pending a decision on the merits and denied the EPA's motion to transfer our challenge to the D.C. Circuit Court. As a result of the stay, we do not believe the EPA has authority to implement the FIP as to Texas sources pending the resolution of the merits, meaning that Texas will remain in Group 2 and not be subject to any requirements under the FIP at least until the Fifth Circuit Court rules on the merits.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas' SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The EPA has stated it is starting a proceeding for reconsideration of the BART rule, which we expect in Spring 2023. The challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's action on reconsideration. On May 4, 2023, a proposed BART rule was published in the Federal Register that would withdraw the trading program provisions of the prior rule and would establish SO2 limits on six facilities in Texas, including Martin Lake and Coleto Creek. Under the current proposal, compliance would be required within 3 years for Martin Lake and 5 years for Coleto Creek. Due to the announced shutdown for Coleto Creek, we do not anticipate any impacts at that facility, and we are evaluating potential compliance options at Martin Lake should this proposal become final. We will be submitting comments to the EPA on this proposal in July 2023.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, and this case was argued before the Fifth Circuit Court in July 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval. In February 2023, the Sierra Club filed suit against the EPA in the Northern District of California to compel them to issue a FIP for Texas.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In March 2023, the EPA published its proposed supplemental ELG rule, which retains the retirement exemption from the 2020 ELG rule and sets new limits for plants that are continuing to operate. The proposed rule also establishes pretreatment standards for combustion residual leachate, and we are currently evaluating the impact of those proposed requirements. Comments on the proposed rule are due by May 30, 2023.

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an application for an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following the announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. Briefing on the matter has been suspended while the D.C. Circuit Court makes a determination on the EPA's motion to consolidate these challenges with additional challenges that were filed in February 2023 regarding the EPA's decision regarding a facility in Ohio.

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

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 18).

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

13.    EQUITY

Share Repurchase Programs

In October 2021, we announced that the Board authorized a share repurchase program (Share Repurchase Program) under which up to $2.00 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. In August 2022 and March 2023, the Board authorized incremental amounts of $1.25 billion and $1.0 billion, respectively, for repurchases to bring the total authorized under the Share Repurchase Program to $4.25 billion.

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023 (a)	13,308,465	$23.11	$308	$1,697
April 1, 2023 through May 4, 2023	5,555,721	24.04	133
January 1, 2023 through May 4, 2023	18,864,186	$23.38	$441	$1,564
____________
(a)Shares repurchased include 385,253 of unsettled shares repurchased for $9 million as of March 31, 2023.

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

Preferred Stock

At both March 31, 2023 and December 31, 2022, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares Series B Preferred Stock were outstanding. The Series A Preferred Stock and the Series B Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the Series A First Reset Date (defined below) and in certain other circumstances prior to the Series A First Reset Date. The Series B Preferred Stock may be redeemed at the option of the Company at any time after the Series B First Reset Date (defined below) and in certain other circumstances prior to the Series B First Reset Date.

Dividends

Common Stock Dividends — In November 2018, Vistra announced the Board adopted a dividend program which we initiated in the first quarter of 2019. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and any contractual limitations. Quarterly dividends paid per share in 2023 and 2022 are reflected in the table below.

Three Months Ended March 31, 2023			Year Ended December 31, 2022
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2023	March 2023	$0.1975	February 2022	March 2022	$0.170
			May 2022	June 2022	$0.177
			July 2022	September 2022	$0.184
			October 2022	December 2022	$0.193

In May 2023, the Board declared a quarterly dividend of $0.204 per share of common stock that will be paid in June 2023.

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

Semiannual dividends paid per share of each respective preferred stock series in 2023 and 2022 are reflected in the table below. Dividends payable are recorded on the Board declaration date.

Series A Preferred Stock:			Series B Preferred Stock:
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2022	April 2022	$40.00	May 2022	June 2022	$35.97
July 2022	October 2022	$40.00	October 2022	December 2022	$35.00
February 2023	April 2023	$40.00

In May 2023, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in June 2023.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2023, Vistra Operations can distribute approximately $4.4 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $350 million and $600 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2023, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Dynegy Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Dynegy Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In January 2022, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $34.00 (subject to further adjustment from time to time), or $52.15 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of March 31, 2023, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Dynegy Merger Date.

Equity

The following table presents the changes to equity for the three months ended March 31, 2023:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(311)	—	—	—	(311)	—	(311)
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	24	—	—	24	—	24
Net income (loss)	—	—	—	—	699	—	699	(1)	698
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Balance at March 31, 2023	$2,000	$5	$(3,706)	$9,952	$(3,058)	$8	$5,201	$15	$5,216
____________
(a)Authorized shares totaled 100,000,000 at March 31, 2023. Outstanding shares of Series A Preferred Stock totaled 1,000,000 at both March 31, 2023 and December 31, 2022 and outstanding shares of Series B Preferred Stock totaled 1,000,000 at both March 31, 2023 and December 31, 2022.
(b)Authorized shares totaled 1,800,000,000 at March 31, 2023. Outstanding common shares totaled 378,648,599 and 389,754,870 at March 31, 2023 and December 31, 2022, respectively. Treasury shares totaled 160,425,501 and 147,424,202 at March 31, 2023 and December 31, 2022, respectively.

The following table presents the changes to equity for the three months ended March 31, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(612)	—	—	—	(612)	—	(612)
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	18		—	18	—	18
Net income (loss)	—	—	—	—	(285)	—	(285)	1	(284)
Other	—	—	—	2	—	—	2	—	2
Balance at March 31, 2022	$2,000	$5	$(2,170)	$9,844	$(2,363)	$(16)	$7,300	$2	$7,302
____________
(a)Authorized shares totaled 100,000,000 at March 31, 2022. Outstanding shares of Series A Preferred Stock totaled 1,000,000 at both March 31, 2022 and December 31, 2021 and outstanding shares of Series B Preferred Stock totaled 1,000,000 at both March 31, 2022 and December 31, 2021.
(b)Authorized shares totaled 1,800,000,000 at March 31, 2022. Outstanding common shares totaled 438,694,982 and 469,072,597 at March 31, 2022 and December 31, 2021, respectively. Treasury shares totaled 95,887,643 and 63,856,879 at March 31, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2023					December 31, 2022
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$3,638	$797	$779	$49	$5,263	$3,512	$789	$791	$13	$5,105
Interest rate swaps	—	87	—	2	89	—	135	—	—	135
Nuclear decommissioning trust – equity securities (c)	571	—	—	—	571	532	—	—		532
Nuclear decommissioning trust – debt securities (c)	—	687	—		687	—	658	—		658
Sub-total	$4,209	$1,571	$779	$51	6,610	$4,044	$1,582	$791	$13	6,430
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					492					458
Total assets					$7,102					$6,888
Liabilities:
Commodity contracts	$4,803	$506	$2,004	$49	$7,362	$5,297	$933	$2,010	$13	$8,253
Interest rate swaps	—	76	—	2	78	—	83	—	—	83
Total liabilities	$4,803	$582	$2,004	$51	$7,440	$5,297	$1,016	$2,010	$13	$8,336
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2023 and December 31, 2022:

March 31, 2023
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$611	$(1,435)	$(824)	Income Approach	Hourly price curve shape (c)	$—	to	$80	$40
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$40	to	$80	$59
						MWh
Options	—	(415)	(415)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	57%
					Power and gas volatility (e)	5%	to	620%	314%
Financial transmission rights	135	(27)	108	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	13	(112)	(99)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$30	$13
						MMBtu
Other (i)	20	(15)	5
Total	$779	$(2,004)	$(1,225)

December 31, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$603	$(1,332)	$(729)	Income Approach	Hourly price curve shape (c)	$—	to	$80	$38
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$25	to	$95	$60
						MWh
Options	—	(483)	(483)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	620%	313%
Financial transmission rights	132	(31)	101	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	20	(155)	(135)	Income Approach	Gas basis (h)	$—	to	$30	$13
						MMBtu
Other (i)	36	(9)	27
Total	$791	$(2,010)	$(1,219)
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
(i)Other includes contracts for coal and environmental allowances.

See the table below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2023 and 2022.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net liability balance at beginning of period	$(1,219)	$(360)
Total unrealized valuation losses (a)	(76)	(449)
Purchases, issuances and settlements (b):
Purchases	49	37
Issuances	(5)	(10)
Settlements	17	97
Transfers into Level 3 (c)	(14)	1
Transfers out of Level 3 (c)	23	55
Net change (d)	(6)	(269)
Net liability balance at end of period	$(1,225)	$(629)
Unrealized valuation losses relating to instruments held at end of period	$(159)	$(354)
____________
(a)For the three months ended March 31, 2023 includes net gains of $84 million recognized due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term.
(b)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(c)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended March 31, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the three months ended March 31, 2022, transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable.
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

In March 2023, Vistra entered into $750 million of interest rate swaps to effectively fix the SOFR component of the interest cost associated with the anticipated Transaction financings (see Note 2). The interest rate swaps are effective December 31, 2023 and expire December 31, 2030.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. During the three months ended March 31, 2023, net unrealized gains of $153 million were recognized in operating revenues due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term. These amounts are reflected in commodity contracts derivative liabilities at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,493	$78	$16	$2	$4,589
Noncurrent assets	745	9	9	—	763
Current liabilities	(23)	—	(5,580)	(43)	(5,646)
Noncurrent liabilities	(1)	—	(1,758)	(35)	(1,794)
Net assets (liabilities)	$5,214	$87	$(7,313)	$(76)	$(2,088)

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,442	$92	$4	$—	$4,538
Noncurrent assets	656	43	3	—	702
Current liabilities	(1)	—	(6,562)	(47)	(6,610)
Noncurrent liabilities	(5)	—	(1,685)	(36)	(1,726)
Net assets (liabilities)	$5,092	$135	$(8,240)	$(83)	$(3,096)

At March 31, 2023 and December 31, 2022, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2023	2022
Commodity contracts (Operating revenues)	$669	$(827)
Commodity contracts (Fuel, purchased power costs and delivery fees)	(295)	92
Interest rate swaps (Interest expense and related charges)	(28)	114
Net gain (loss)	$346	$(621)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2023				December 31, 2022
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$5,214	$(4,608)	$(30)	$576	$5,092	$(4,480)	$(20)	$592
Interest rate swaps	87	(47)	—	40	135	(64)	—	71
Total derivative assets	5,301	(4,655)	(30)	616	5,227	(4,544)	(20)	663
Derivative liabilities:
Commodity contracts	(7,313)	4,608	1,038	(1,667)	(8,240)	4,480	1,675	(2,085)
Interest rate swaps	(76)	47	—	(29)	(83)	64	—	(19)
Total derivative liabilities	(7,389)	4,655	1,038	(1,696)	(8,323)	4,544	1,675	(2,104)
Net amounts	$(2,088)	$—	$1,008	$(1,080)	$(3,096)	$—	$1,655	$(1,441)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,477	6,007	Million MMBtu
Electricity	818,519	754,762	GWh
Financial transmission rights (b)	213,784	225,845	GWh
Coal	47	48	Million U.S. tons
Fuel oil	67	105	Million gallons
Emissions	43	40	Million tons
Renewable energy certificates	31	31	Million certificates
Interest rate swaps – variable/fixed (c)	$7,470	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
____________
(a)Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.
(b)Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within regions.
(c)Includes notional amounts of interest rate swaps with maturity dates through December 2030.

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2023	December 31, 2022
Fair value of derivative contract liabilities (a)	$(1,515)	$(1,934)
Offsetting fair value under netting arrangements (b)	866	899
Cash collateral and letters of credit	328	253
Liquidity exposure	$(321)	$(782)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2023, total credit risk exposure to all counterparties related to derivative contracts totaled $5.610 billion (including associated accounts receivable). The net exposure to those counterparties totaled $711 million at March 31, 2023, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure totaling $172 million. At March 31, 2023, the credit risk exposure to the banking and financial sector represented 82% of the total credit risk exposure and 38% of the net exposure.

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

The West segment represents results from the CAISO market, including our battery ESS projects at our Moss Landing power plant site (see Note 3).

The Sunset segment consists of generation plants with announced retirement dates after December 31, 2022. Separately reporting the Sunset segment differentiates operating plants with announced retirement plans from our other operating plants in the Texas, East and West segments. We have allocated unrealized gains and losses on the commodity risk management activities to the Sunset segment for the generation plants that have announced retirement dates after December 31, 2023.

The Asset Closure segment is engaged in the decommissioning and reclamation of retired plants and mines (see Note 3). The Asset Closure segment also includes results from generation plants we retired in the years ended December 31, 2022 and 2023. Upon movement of generation plant assets to either the Sunset or Asset Closure segments, prior year results are retrospectively adjusted, if the effects are material, for comparative purposes. Separately reporting the Asset Closure segment provides management with better information related to the performance and earnings power of Vistra's ongoing operations and facilitates management's focus on minimizing the cost associated with decommissioning and reclamation of retired plants and mines. We have allocated unrealized gains and losses on the commodity risk management activities attributable to the plants retired in 2022 and 2023.

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes and other expenses related to our support functions that provide shared services to our operating segments.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 of our 2022 Form 10-K. Our CODM uses more than one measure to assess segment performance, but primarily focuses on Adjusted EBITDA. While we believe this is a useful metric in evaluating operating performance, it is not a metric defined by U.S. GAAP and may not be comparable to non-GAAP metrics presented by other companies. Adjusted EBITDA is most comparable to consolidated net income (loss) prepared based on U.S. GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments.

Three Months ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
March 31, 2023	$2,350	$1,353	$1,809	$231	$828	$—	$—	$(2,146)	$4,425
March 31, 2022	1,825	(1,095)	955	72	(118)	85	—	1,401	3,125
Depreciation and amortization:
March 31, 2023	$(29)	$(130)	$(161)	$(15)	$(14)	$—	$(17)	$—	$(366)
March 31, 2022	(36)	(123)	(179)	(42)	(16)	(17)	(17)	—	(430)
Operating income (loss):
March 31, 2023	$(588)	$569	$744	$47	$425	$(29)	$(37)	$—	$1,131
March 31, 2022	2,432	(1,977)	(126)	(61)	(400)	(113)	(43)	—	(288)
Net income (loss) (b):
March 31, 2023	$(595)	$584	$745	$52	$424	$(27)	$(485)	$—	$698
March 31, 2022	2,428	(1,972)	(128)	(61)	(400)	(112)	(39)	—	(284)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
March 31, 2023	$1	$102	$23	$2	$15	$—	$14	$—	$157
March 31, 2022	—	139	5	19	3	—	14	—	180
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three Months ended	Retail (1)	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (2)	Consolidated
March 31, 2023	$140	$368	$943	$12	$477	$17	$—	$(680)	$1,277
March 31, 2022	(369)	(1,973)	(200)	(47)	(386)	(56)	—	2,673	$(358)
___________________
(1)For the three months ended March 31, 2023, Retail segment includes unrealized net gains of $153 million due to the discontinuance of NPNS accounting on a retail electric contract portfolio in the second quarter of 2022 where physical settlement is no longer considered probable throughout the contract term.
(2)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

18.SUPPLEMENTARY FINANCIAL INFORMATION

Impairment of Long-Lived Assets

In the first quarter of 2023, we recognized an impairment loss of $49 million related to our Kincaid generation facility in Illinois as a result of a significant decrease in the projected operating margins of the facility, primarily driven by a decrease in projected power prices. The impairment is reported in our Sunset segment and includes write-downs of property, plant and equipment of $45 million, write-downs of inventory of $2 million and write-downs of operating lease right-of-use assets of $2 million.

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2023	2022
Interest paid/accrued	$156	$126
Unrealized mark-to-market net (gains) losses on interest rate swaps	41	(126)
Amortization of debt issuance costs, discounts and premiums	6	6
Capitalized interest	(10)	(6)
Other	14	7
Total interest expense and related charges	$207	$7

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 4.70% and 3.94% at March 31, 2023 and 2022.

Other Income and Deductions

	Three Months Ended March 31,
	2023	2022
Other income:
Insurance settlements (a)	$1	$1
Interest income	14	—
All other	5	4
Total other income	$20	$5
Other deductions:
All other	3	4
Total other deductions	$3	$4
____________
(a)For the three months ended March 31, 2023, reported in the West segment. For the three months ended March 31, 2022, reported in the Corporate and Other non-segment.

Restricted Cash

	March 31, 2023		December 31, 2022
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$23	$32	$37	$33
Total restricted cash	$23	$32	$37	$33

Trade Accounts Receivable

	March 31, 2023	December 31, 2022
Wholesale and retail trade accounts receivable	$1,517	$2,124
Allowance for uncollectible accounts	(53)	(65)
Trade accounts receivable — net	$1,464	$2,059

Gross trade accounts receivable at March 31, 2023 and December 31, 2022 included unbilled retail revenues of $474 million and $607 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2023	2022
Allowance for uncollectible accounts receivable at beginning of period	$65	$45
Increase for bad debt expense	35	29
Decrease for account write-offs	(47)	(25)
Allowance for uncollectible accounts receivable at end of period	$53	$49

Inventories by Major Category

	March 31, 2023	December 31, 2022
Materials and supplies	$277	$274
Fuel stock	328	252
Natural gas in storage	24	44
Total inventories	$629	$570

Investments

	March 31, 2023	December 31, 2022
Nuclear plant decommissioning trust	$1,750	$1,648
Assets related to employee benefit plans	30	30
Land	41	41
Miscellaneous other	11	10
Total investments	$1,832	$1,729

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

	March 31, 2023	December 31, 2022
Debt securities (a)	$687	$658
Equity securities (b)	1,063	990
Total	$1,750	$1,648
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.69% and 2.64% at March 31, 2023 and December 31, 2022, respectively, and an average maturity of 11 years at both March 31, 2023 and December 31, 2022.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held at March 31, 2023 mature as follows: $260 million in one to five years, $148 million in five to 10 years and $279 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended March 31,
	2023	2022
Proceeds from sales of securities	$119	$98
Investments in securities	$(125)	$(103)

Property, Plant and Equipment

	March 31, 2023	December 31, 2022
Power generation and structures	$16,647	$16,597
Land	584	584
Office and other equipment	160	163
Total	17,391	17,344
Less accumulated depreciation	(6,019)	(5,753)
Net of accumulated depreciation	11,372	11,591
Finance lease right-of-use assets (net of accumulated depreciation)	169	173
Nuclear fuel (net of accumulated amortization of $175 million and $152 million)	285	268
Construction work in progress	785	522
Property, plant and equipment — net	$12,611	$12,554

Depreciation expenses totaled $323 million and $378 million for three months ended March 31, 2023 and 2022, respectively.

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

At March 31, 2023, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.701 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $49 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,688	$284	$465	$2,437	$1,635	$320	$495	$2,450
Additions:
Accretion	13	3	6	22	13	3	6	22
Adjustment for change in estimates	—	2	4	6	—	—	2	2
Reductions:
Payments	—	(16)	(2)	(18)	—	(18)	(5)	(23)
Liability at end of period	1,701	273	473	2,447	1,648	305	498	2,451
Less amounts due currently	—	(111)	(28)	(139)	—	(88)	(16)	(104)
Noncurrent liability at end of period	$1,701	$162	$445	$2,308	1,648	217	482	2,347

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2023	December 31, 2022
Retirement and other employee benefits	$237	$237
Winter Storm Uri impact (a)	29	35
Identifiable intangible liabilities (Note 6)	139	140
Regulatory liability (b)	49	—
Finance lease liabilities	235	237
Uncertain tax positions, including accrued interest	15	13
Liability for third-party remediation	36	37
Accrued severance costs	34	36
Other accrued expenses	309	269
Total other noncurrent liabilities and deferred credits	$1,083	$1,004
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of March 31, 2023, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $49 million in other noncurrent liabilities and deferred credits. As of December 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $40 million in other noncurrent assets.

Fair Value of Debt

		March 31, 2023		December 31, 2022
Long-term debt (see Note 11):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,511	$2,492	$2,519	$2,486
Vistra Operations Senior Notes	Level 2	9,382	8,926	9,378	8,830
Equipment Financing Agreements	Level 3	75	71	74	72

We determine fair value in accordance with accounting standards as discussed in Note 14. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$518	$455
Restricted cash included in current assets	23	37
Restricted cash included in noncurrent assets	32	33
Total cash, cash equivalents and restricted cash	$573	$525

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash payments related to:
Interest paid	$212	$190
Capitalized interest	(10)	(6)
Interest paid (net of capitalized interest)	$202	$184

For the three months ended March 31, 2023 and 2022, we paid state income taxes of $1 million and $1 million, respectively, and received state income tax refunds of $7 million and zero, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as may," "will," "should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company's 2022 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three months ended March 31, 2023. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of U.S. dollars unless otherwise indicated.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the condensed consolidated financial statements may be material. The Company's critical accounting policies are disclosed in our 2022 Form 10-K.

Business

Vistra is a holding company operating an integrated retail and electric power generation business primarily in markets throughout the U.S. Through our subsidiaries, we are engaged in competitive energy market activities including electricity generation, wholesale energy sales and purchases, commodity risk management and retail sales of electricity and natural gas to end users.

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 17 to the Financial Statements for further information concerning our reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Transaction Agreement

On March 6, 2023, Vistra Operations and Merger Sub entered into a Transaction Agreement with Energy Harbor pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Energy Harbor, with Energy Harbor surviving as an indirect subsidiary of Vistra. The Transaction Agreement, the Merger and the other Transactions were approved by each of Vistra's Board and Energy Harbor's board of directors. See Note 2 to the Financial Statements for more information concerning the Transaction Agreement.

Climate Change, Investments in Clean Energy and CO2 Reductions

Environmental Regulations — We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. Environmental regulations could have a material impact on our business, such as certain corrective action measures that may be required under the CCR rule and the ELG rule (see Note 12 to the Financial Statements). However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

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

Solar Generation and Energy Storage Projects —

•In September 2020, we announced the planned development, at a cost of approximately $850 million, of up to 668 MW of solar photovoltaic power generation facilities and 260 MW of battery ESS in Texas. Of this planned development in Texas, 158 MW of solar generation and the 260 MW battery ESS came online in 2022.
•In September 2021, we announced the planned development, at a cost of approximately $550 million, of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act.
•In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy and energy settlement contract in April 2022. This battery ESS is expected to enter commercial operations in the summer of 2023.

We will only invest in these growth projects if we are confident in the expected returns. See Note 3 to the Financial Statements for a summary of our solar and battery ESS projects.

CO2 Reductions — In June 2022, September 2022 and January 2023, we retired the Zimmer coal-fueled generation facility, the Joppa generation facilities and the Edwards coal-fueled generation facility, respectively. See Note 4 to the Financial Statements for a summary of our planned generation retirements.

Comanche Peak Nuclear Plant License Renewal

In October 2022, we announced the submission of our application to the NRC for license renewal at our two-unit Comanche Peak Nuclear Plant. The current licenses for Units 1 and 2 extend into 2030 and 2033, respectively, and we are applying to renew the licenses into 2050 and 2053, respectively.

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% CAMT on book income of certain large corporations, and a 1% excise tax on net stock repurchases. Treasury regulations are expected to define the scope of the legislation in many important respects over the next twelve months. The excise tax on stock repurchases is not expected to have a material impact on our financial statements. Vistra is not subject to the CAMT in the 2023 tax year since it only applies to corporations that have a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes for periods after the law takes effect and for estimating the TRA liability. See Note 1 for our accounting policy related to refundable and transferable PTCs and ITCs.

Macroeconomic Conditions

With forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of March 31, 2023, we have hedged approximately 86% of our expected generation volumes on average for the balance of 2023 through 2025 (with approximately 99% hedged for the balance of 2023 and approximately 96% hedged for 2024).

The industry continues to experience supply chain constraints that have reduced the availability and increased the costs of certain fuels, such as coal, reduced the availability of certain equipment and supply relevant to construction of renewables projects, and increased the lead time to procure certain materials necessary to maintain our natural gas, nuclear and coal fleet. We are proactively managing the increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects. In addition, we have proactively engaged our suppliers to secure key materials needed to maintain our existing generation facilities prior to future planned outages, and our Vistra Zero operational and development projects are anticipated to benefit from the impact of the IRA. The inflationary environment experienced throughout 2022 drove increases in interest rates, resulting in increased expected refinancing or borrowing costs, including project financing for our development projects.

Winter Storm Uri

In February 2021, a severe winter storm with extremely cold temperatures affected much of the U.S., including Texas. This severe weather resulted in surging demand for power, gas supply shortages, operational challenges for generators, and a significant load shed event that was ordered by ERCOT beginning on February 15, 2021 and continuing through February 18, 2021. Winter Storm Uri had a material adverse impact on our results of operations and operating cash flows in 2021.

The weather event resulted in a $2.2 billion negative impact on the Company's pre-tax earnings in the year ended December 31, 2021 after taking into account approximately $544 million in securitization proceeds Vistra received from ERCOT as further described in Note 1 to the Financial Statements. The primary drivers of the loss were the need to procure power in ERCOT at market prices at or near the price cap due to lower output from our natural gas-fueled power plants driven by natural gas deliverability issues and our coal-fueled power plants driven by coal fuel handling challenges, high fuel costs, and high retail load costs.

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

Share Repurchase Program

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective in October 2021. In August 2022 and March 2023, the Board authorized incremental amounts of $1.25 billion and $1.0 billion, respectively, for repurchases to bring the total authorized under the Share Repurchase Program to $4.25 billion. We expect to complete repurchases under the current $4.25 billion Share Repurchase Program by the end of 2024.

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023	13,308,465	$23.11	$308	$1,697
April 1, 2023 through May 4, 2023	5,555,721	24.04	133
January 1, 2023 through May 4, 2023	18,864,186	$23.38	$441	$1,564

Since the Share Repurchase Program became effective in October 2021 through May 4, 2023, 116,665,098 shares of our common stock were repurchased for approximately $2.686 billion at an average price of $23.02 per share of common stock.

See Note 13 to the Financial Statements for more information concerning the Share Repurchase Program.

Debt Activity

We remain committed to a strong balance sheet and have continued to state our objective to reduce our consolidated net leverage. We also intend to maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities. See Note 11 to the Financial Statements for details of our debt activity, including the April 2023 Amendment to the Vistra Operations Credit Agreement, and Note 10 to the Financial Statements for details of our accounts receivable financing.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments at March 31, 2023 were as follows:

	2023	2024
Nuclear/Renewable/Coal Generation:
Texas	98%	97%
Sunset	94%	61%
Gas Generation:
Texas	97%	91%
East	95%	84%
West	100%	81%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of March 31, 2023.

	Balance 2023	2024
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$2	$4
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$(2)	$(3)
Gas Generation: $1.00/MWh increase in spark spread	$2	$4
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(4)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(4)	$(15)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$9
East:
Gas Generation: $1.00/MWh increase in spark spread	$3	$9
Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(8)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(2)	$(10)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$2	$10
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$4	$24
Coal Generation: $2.50/MWh decrease in power price	$(2)	$(21)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(3)	$(13)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$3	$13

RESULTS OF OPERATIONS

In the three months ended March 31, 2023, our operating segments delivered solid operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the stability of our integrated model, including a diversified generation fleet, retail and commercial and hedging activities in support of our integrated business. As part of our comprehensive hedging strategy, we hedged longer-dated revenues and fuel costs to reduce risk and lock in value as forward power and gas curves moved up materially, and we believe this has positioned us to significantly benefit operating results in 2023 and beyond. In addition, we executed on our share repurchase strategy.

Consolidated Financial Results — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2023	2022
Operating revenues	$4,425	$3,125	$1,300
Fuel, purchased power costs and delivery fees	(2,170)	(2,279)	109
Operating costs	(421)	(416)	(5)
Depreciation and amortization	(366)	(430)	64
Selling, general and administrative expenses	(288)	(288)	—
Impairment of long-lived assets	(49)	—	(49)
Operating income (loss)	1,131	(288)	1,419
Other income	20	5	15
Other deductions	(3)	(4)	1
Interest expense and related charges	(207)	(7)	(200)
Impacts of Tax Receivable Agreement	(65)	(81)	16
Income (loss) before income taxes	876	(375)	1,251
Income tax (expense) benefit	(178)	91	(269)
Net income (loss)	$698	$(284)	$982

	Three Months Ended March 31, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,350	$1,353	$1,809	$231	$828	$—	$(2,146)	$4,425
Fuel, purchased power costs and delivery fees	(2,690)	(395)	(820)	(148)	(262)	(1)	2,146	(2,170)
Operating costs	(28)	(228)	(65)	(15)	(65)	(20)	—	(421)
Depreciation and amortization	(29)	(130)	(161)	(15)	(14)	—	(17)	(366)
Selling, general and administrative expenses	(191)	(31)	(19)	(6)	(13)	(8)	(20)	(288)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	(588)	569	744	47	425	(29)	(37)	1,131
Other income	—	12	1	1	1	3	2	20
Other deductions	—	(1)	—	—	(1)	—	(1)	(3)
Interest expense and related charges	(7)	4	—	4	(1)	(1)	(206)	(207)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(65)	(65)
Income (loss) before income taxes	(595)	584	745	52	424	(27)	(307)	876
Income tax expense	—	—	—	—	—	—	(178)	(178)
Net income (loss)	$(595)	$584	$745	$52	$424	$(27)	$(485)	$698

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,825	$(1,095)	$955	$72	$(118)	$85	$1,401	$3,125
Fuel, purchased power costs and delivery fees	864	(526)	(828)	(73)	(195)	(120)	(1,401)	(2,279)
Operating costs	(33)	(201)	(57)	(12)	(62)	(50)	(1)	(416)
Depreciation and amortization	(36)	(123)	(179)	(42)	(16)	(17)	(17)	(430)
Selling, general and administrative expenses	(188)	(32)	(17)	(6)	(9)	(11)	(25)	(288)
Operating income (loss)	2,432	(1,977)	(126)	(61)	(400)	(113)	(43)	(288)
Other income	—	1	—	—	—	2	2	5
Other deductions	(3)	(1)	—	—	—	—	—	(4)
Interest expense and related charges	(1)	5	(2)	—	—	(1)	(8)	(7)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(81)	(81)
Income (loss) before income taxes	2,428	(1,972)	(128)	(61)	(400)	(112)	(130)	(375)
Income tax benefit	—	—	—	—	—	—	91	91
Net income (loss)	$2,428	$(1,972)	$(128)	$(61)	$(400)	$(112)	$(39)	$(284)

Operating income (loss) increased $1.419 billion to operating income of $1.131 billion in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Results for the three months ended March 31, 2023 were favorably impacted by $1.085 billion in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down in the three months ended March 31, 2023 compared to $360 million in pre-tax unrealized mark-to-market losses on commodity derivative positions due to power and natural gas forward market curves moving up in the three months ended March 31, 2022. Included within these unrealized mark-to-market changes are pre-tax net unrealized gains of $153 million recorded in the three months ended March 31, 2023 due to the second quarter of 2022 discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.

Interest expense and related charges increased $200 million to $207 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by unrealized mark-to-market losses on interest rate swaps of $41 million in 2023 compared to $126 million in gains in 2022 due to less volatility in interest rates in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and an increase in interest paid/accrued of $30 million driven by higher effective interest rates in 2023. See Note 18 to the Financial Statements.

For the three months ended March 31, 2023 and 2022, the impacts of the TRA resulted in expense of $65 million and $81 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the three months ended March 31, 2023, income tax expense totaled $178 million and the effective tax rate was 20.3%. For the three months ended March 31, 2022, income tax benefit totaled $91 million, and the effective tax rate was 24.3%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
	2023	2022
Net income (loss)	$698	$(284)	$982
Income tax expense (benefit)	178	(91)	269
Interest expense and related charges (a)	207	7	200
Depreciation and amortization (b)	389	452	(63)
EBITDA before Adjustments	1,472	84	1,388
Unrealized net (gain) loss resulting from commodity hedging transactions (c)	(1,085)	360	(1,445)
Generation plant retirement expenses	1	6	(5)
Fresh start/purchase accounting impacts	3	—	3
Impacts of Tax Receivable Agreement	65	81	(16)
Non-cash compensation expenses	22	17	5
Transition and merger expenses	1	17	(16)
Impairment of long-lived assets	49	—	49
PJM capacity performance default impacts (d)	20	—	20
Winter Storm Uri impacts (e)	(33)	(54)	21
Other, net	(2)	30	(32)
Adjusted EBITDA	$513	$541	$(28)
____________
(a)Includes unrealized mark-to-market net losses on interest rate swaps of $41 million for the three months ended March 31, 2023 and unrealized mark-to-market net gains on interest rate swaps of $126 million for the three months ended March 31, 2022.
(b)Includes nuclear fuel amortization in the Texas segment of $23 million and $22 million for the three months ended March 31, 2023 and 2022, respectively.
(c)Net pre-tax unrealized mark-to-market gains on commodity hedging transactions were driven by a decrease in power and natural gas price curves during the three months ended March 31, 2023. Additionally, we recorded pre-tax net unrealized gains of $153 million in the three months ended March 31, 2023 due to the second quarter of 2022 discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(d)Represents initial estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott, which amounts are expected to be withheld by PJM from our net bonus position during 2023.
(e)For the three months ended March 31, 2023, includes reductions to Adjusted EBITDA reflecting bill credit applications of $34 million. For the three months ended March 31, 2022, includes reductions to Adjusted EBITDA reflecting default uplift charges of $42 million, attributable to ERCOT receiving payments that reduced the market wide default balance, and bill credit applications of $12 million. In 2021, an adjustment for future bill credits was recorded related to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. These amounts reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended March 31, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$(595)	$584	$745	$52	$424	$(27)	$(485)	$698
Income tax expense	—	—	—	—	—	—	178	178
Interest expense and related charges (a)	7	(4)	—	(4)	1	1	206	207
Depreciation and amortization (b)	29	153	161	15	14	—	17	389
EBITDA before Adjustments	(559)	733	906	63	439	(26)	(84)	1,472
Unrealized net (gain) loss resulting from hedging transactions	559	(346)	(923)	(18)	(340)	(17)	—	(1,085)
Generation plant retirement expenses	—	—	—	—	—	—	1	1
Fresh start/purchase accounting impacts	1	(1)	2	—	1	—	—	3
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	65	65
Non-cash compensation expenses	—	—	—	—	—	—	22	22
Transition and merger expenses	(2)	—	—	—	1	—	2	1
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	14	—	6	—	—	20
Winter Storm Uri impacts (d)	(34)	1	—	—	—	—	—	(33)
Other, net	6	(4)	2	1	8	2	(17)	(2)
Adjusted EBITDA	$(29)	$383	$1	$46	$164	$(41)	$(11)	$513
____________
(a)Includes $41 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $23 million in the Texas segment.
(c)Represents initial estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott, which amounts are expected to be withheld by PJM from our net bonus position during 2023.
(d)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. We estimate remaining bill credit amounts to be applied in future periods are for the remainder of 2023 (approximately $21 million), 2024 (approximately $9 million) and 2025 (approximately $25 million).

	Three Months Ended March 31, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,428	$(1,972)	$(128)	$(61)	$(400)	$(112)	$(39)	$(284)
Income tax benefit	—	—	—	—	—	—	(91)	(91)
Interest expense and related charges (a)	1	(5)	2	—	1	—	8	7
Depreciation and amortization (b)	36	145	179	42	16	17	17	452
EBITDA before Adjustments	2,465	(1,832)	53	(19)	(383)	(95)	(105)	84
Unrealized net (gain) loss resulting from hedging transactions	(2,306)	2,031	93	44	413	85	—	360
Generation plant retirement expenses	—	—	—	—	4	2	—	6
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	81	81
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	6	—	1	—	—	—	10	17
Winter Storm Uri impacts (c)	(12)	(42)	—	—	—	—	—	(54)
Other, net	10	14	1	—	10	8	(13)	30
Adjusted EBITDA	$163	$171	$148	$25	$44	$—	$(10)	$541
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

Retail Segment — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2023	2022
Operating revenues:
Revenues in ERCOT	$1,723	$1,551	$172
Revenues in Northeast/Midwest	487	643	(156)
Amortization expense	(1)	—	(1)
Unrealized net gains (losses) on hedging activities (a)	141	(369)	510
Total operating revenues	2,350	1,825	525
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,465)	(1,271)	(194)
Unrealized net gains (losses) on hedging activities with affiliates (b)	(680)	2,673	(3,353)
Unrealized net gains (losses) on hedging activities	(19)	2	(21)
Delivery fees	(497)	(511)	14
Other costs	(29)	(29)	—
Total fuel, purchased power costs and delivery fees	(2,690)	864	(3,554)
Net income (loss)	$(595)	$2,428	$(3,023)
Adjusted EBITDA	$(29)	$163	$(192)

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	14,982	14,213	769
Sales volumes in Northeast/Midwest	5,830	9,106	(3,276)
Total retail electricity sales volumes	20,812	23,319	(2,507)
Weather (North Texas average) - percent of normal (c):
Heating degree days	82.8%	118.1%
____________
(a)Includes pre-tax unrealized net gains of $153 million for the three months ended March 31, 2023 recognized due to the second quarter of 2022 discontinuance of NPNS accounting on a retail electric contract portfolio where physical settlement is no longer considered probable throughout the contract term.
(b)Includes unrealized net gains/(losses) from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(c)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to 2022
Lower margins driven by seasonality of power costs	$(116)
Winter Storm Uri impact, including bill credits	(21)
Lower margins due to mild weather in 2023	(43)
Other primarily driven by higher bad debt expense due to higher revenues in ERCOT	(12)
Change in Adjusted EBITDA	$(192)
Unfavorable impact of unrealized net losses on hedging activities	(2,865)
Bill credits and other costs related to Winter Storm Uri	22
Decrease in depreciation and amortization expenses	7
Change in other expenses	5
Change in Net income	$(3,023)

Generation — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues:
Electricity sales	$86	$234	$388	$644	$213	$116	$241	$129
Capacity revenue from ISO/RTO	—	—	8	(6)	—	—	19	33
Sales to affiliates	897	644	471	516	6	2	92	108
Rolloff of unrealized net gains (losses) representing positions settled in the current period	175	251	357	37	50	(4)	(14)	43
Unrealized net gains (losses) on hedging activities	8	(213)	192	272	(36)	(43)	388	(293)
Unrealized net gains (losses) on hedging activities with affiliates	185	(2,011)	394	(509)	(2)	1	103	(136)
Other revenues	2	—	(1)	1	—	—	(1)	(2)
Operating revenues	1,353	(1,095)	1,809	955	231	72	828	(118)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(322)	(410)	(786)	(929)	(153)	(74)	(123)	(166)
Fuel for generation facilities and purchased power costs from affiliates	—	—	—	—	—	—	—	(1)
Unrealized gains (losses) from hedging activities	(22)	(55)	(20)	106	6	3	(137)	(29)
Unrealized gains (losses) from hedging activities with affiliates	—	(3)	—	1	—	—	—	2
Ancillary and other costs	(51)	(58)	(14)	(6)	(1)	(2)	(2)	(1)
Fuel, purchased power costs and delivery fees	(395)	(526)	(820)	(828)	(148)	(73)	(262)	(195)
Net income (loss)	$584	$(1,972)	$745	$(128)	$52	$(61)	$424	$(400)
Adjusted EBITDA	$383	$171	$1	$148	$46	$25	$164	$44
Production volumes (GWh):
Natural gas facilities	6,225	5,901	14,585	14,336	1,543	1,196
Lignite and coal facilities	4,971	6,370					3,516	5,952
Nuclear facilities	5,227	5,223
Solar facilities	154	166
Capacity factors:
CCGT facilities	35.0%	34.1%	62.2%	61.5%	70.1%	53.9%
Lignite and coal facilities	59.8%	76.6%					35.6%	60.2%
Nuclear facilities	100.9%	100.8%
Weather - percent of normal (a):
Heating degree days	81.1%	133.5%	84.4%	100.4%	148.7%	93.1%	86.9%	104.9%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$21.98	$36.91	PJM West Hub	$36.35	$58.10
			AEP Dayton Hub	$33.65	$50.83
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.68	$4.60	NYISO Zone C	$30.96	$72.41
			Massachusetts Hub	$51.98	$114.92
Average natural gas price (a):			Indiana Hub	$35.52	$55.92
TetcoM3 ($/MMBtu)	$2.93	$6.73	Northern Illinois Hub	$29.58	$44.45
Algonquin Citygates ($/MMBtu)	$5.13	$13.67	CAISO NP15	$100.31	$50.43
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended March 31, 2023 Compared to 2022
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$238	$(137)	$22	$131
Unfavorable change in other operating costs	(28)	(8)	(3)	(7)
Favorable/(unfavorable) change in selling, general and administrative expenses	2	(2)	2	(5)
Other	—	—	—	1
Change in Adjusted EBITDA	$212	$(147)	$21	$120
Favorable/(unfavorable) change in depreciation and amortization	(8)	18	27	2
Change in unrealized net gains on hedging activities	2,377	1,016	62	753
Impairment of long-lived assets	—	—	—	(49)
Generation plant retirement expenses	—	—	—	4
Fresh start/purchase accounting impacts	1	(2)	—	(1)
PJM capacity performance default impacts	—	(14)	—	(6)
Winter Storm Uri impact (ERCOT default uplift)	(43)	—	—	—
Other (including interest expenses)	17	2	3	1
Change in Net income (loss)	$2,556	$873	$113	$824

The favorable changes in Texas, East, West and Sunset segment results were primarily driven by unrealized hedging gains due to decreases in forward power prices in the three months ended March 31, 2023 compared to unrealized hedging losses due to increases in power prices in the three months ended March 31, 2022.

The change in Texas segment results was also driven by higher revenue net of fuel in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to strong generation performance during periods of higher pricing and the effectiveness of our comprehensive hedging strategy.

The change in East segment results was also driven by lower revenue net of fuel in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices and lower capacity revenues.

The change in West segment results was driven by higher revenue net of fuel in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher generation volumes and margins.

The change in Sunset segment results was also driven by higher revenue net of fuel in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the effectiveness of our comprehensive hedging strategy. A $49 million impairment of assets related to our Kincaid generation facility was recognized in the three months ended March 31, 2023. See Note 18 to the Financial Statements for more information concerning the impairment.

Asset Closure Segment — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2023	2022
Operating revenues	$—	$85	$(85)
Fuel, purchased power costs and delivery fees	(1)	(120)	119
Operating costs	$(20)	$(50)	$30
Depreciation and amortization	—	(17)	17
Selling, general and administrative expenses	(8)	(11)	3
Operating loss	(29)	(113)	84
Other income	3	2	1
Interest expense and related charges	(1)	(1)	—
Income (loss) before income taxes	(27)	(112)	85
Net loss	$(27)	$(112)	$85
Adjusted EBITDA	$(41)	$—	$(41)
Production volumes (GWh)	—	3,896	(3,896)

For the three months ended March 31, 2022, results and volumes for the Asset Closure segment include those from Edwards generation plant that we retired on January 1, 2023, and include unrealized hedging losses of $33 million related to coal and power derivatives. Operating costs for the three months ended March 31, 2023 and 2022 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. The decrease in net losses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is driven by the retirements of the Zimmer, Joppa and Edwards generation plants on June 1 ,2022, September 1, 2022 and January 1, 2023, respectively.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2023 and 2022. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $1.085 billion in unrealized net gains and $360 million in unrealized net losses for the three months ended March 31, 2023 and 2022, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
	2023	2022
Commodity contract net liability at beginning of period	$(3,148)	$(866)
Settlements/termination of positions (a)	711	375
Changes in fair value of positions in the portfolio (b)	374	(735)
Other activity (c)	(36)	(96)
Commodity contract net liability at end of period	$(2,099)	$(1,322)
____________
(a)Represents reversals of previously recognized unrealized gains/(losses) upon settlement/termination (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(b)Represents unrealized net gains/(losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into, and settled, in the same month.
(c)Represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at March 31, 2023, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at March 31, 2023
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(862)	$(305)	$2	$—	$(1,165)
Prices provided by other external sources	233	58	—	—	291
Prices based on models	(162)	(650)	(232)	(181)	(1,225)
Total	$(791)	$(897)	$(230)	$(181)	$(2,099)

FINANCIAL CONDITION

Operating Cash Flows

Cash provided by operating activities totaled $1.435 billion and $591 million for the three months ended March 31, 2023 and 2022, respectively. The favorable change of $844 million was primarily driven by a decrease in net margin deposits of $1.227 billion in the first quarter of 2023 as compared to $210 million in the first quarter of 2022 related to commodity contracts which support our comprehensive hedging strategy.

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $111 million and $112 million for the three months ended March 31, 2023 and 2022, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $513 million and $480 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $33 million was driven by a $111 million increase in capital expenditures due primarily to continued development of our solar and energy storage generation facilities (see Note 3 to the Financial Statements), partially offset by $83 million in lower net purchases of environmental allowances.

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Capital expenditures, including LTSA prepayments	$(202)	$(153)	$(49)
Nuclear fuel purchases	(64)	(103)	39
Growth and development expenditures	(218)	(117)	(101)
Total capital expenditures	(484)	(373)	(111)
Net sales (purchases) of environmental allowances	(26)	(109)	83
Net sales of (investments in) nuclear decommissioning trust fund securities	(6)	(5)	(1)
Insurance proceeds related to capital activity	3	1	2
Proceeds from sales of assets	2	3	(1)
Other investing activity	(2)	3	(5)
Cash used in investing activities	$(513)	$(480)	$(33)

Financing Cash Flows

Cash used in financing activities totaled $874 million and $413 million for the three months ended March 31, 2023 and 2022, respectively. The $461 million increase in cash used was primarily driven by $650 million of short-term debt repayments in the three months ended March 31, 2023, partially offset by lower share repurchases.

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Share repurchases	$(301)	$(710)	$409
Net long-term borrowings (repayments), including the forward capacity agreements	(7)	(132)	125
Net short-term borrowings (repayments)	(650)	—	(650)
Net borrowings (repayments) under the accounts receivable financing facilities	175	500	(325)
Dividends paid to common stockholders	(77)	(77)	—
Other financing activity	(14)	6	(20)
Cash used in financing activities	$(874)	$(413)	$(461)

Debt Activity

The maturities of our long-term debt are relatively modest until 2024. See Note 10 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 11 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2023:

	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$518	$455	$63
Vistra Operations Credit Facilities — Revolving Credit Facility	1,992	1,236	756
Vistra Operations — Commodity-Linked Facility (a)	169	808	(639)
Total available liquidity (b)(c)	$2,679	$2,499	$180
____________
(a)As of both March 31, 2023 and December 31, 2022, the borrowing bases are less than the facility limit of $1.35 billion. As of March 31, 2023, available capacity reflects the borrowing base of $169 million and no cash borrowings. As of December 31, 2022, available capacity reflects the borrowing base of $1.208 billion less $400 million in cash borrowings. The reduction in the borrowing base is due to a decrease in commodity prices and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility.
(b)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 10 to the Financial Statements for detail on our accounts receivable financing.
(c)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities. See Note 11 to the Financial Statements for detail on our Secured LOC Facilities.

The $180 million increase in available liquidity for the three months ended March 31, 2023 was primarily driven by cash provided by operations, a $506 million decrease in letters of credit outstanding under the Revolving Credit Facility and a $175 million decrease in net cash borrowings under the accounts receivable financing facilities, partially offset by a $639 million decrease in availability under the Commodity-Linked Facility, primarily due to a reduction of the borrowing base of $1.039 billion due to a decrease in commodity prices and partially offset by the repayment of $400 million in borrowings under the facility.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 11 to the Financial Statements for discussion of the Vistra Operations Credit Facilities and the Commodity-Linked Facility.

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

At March 31, 2023, we received or posted cash and letters of credit for commodity hedging activities as follows:

•$1.919 billion in cash has been posted with counterparties as compared to $3.137 billion posted at December 31, 2022;
•$48 million in cash has been received from counterparties as compared to $39 million received at December 31, 2022;
•$1.826 billion in letters of credit have been posted with counterparties as compared to $2.314 billion posted at December 31, 2022; and
•$122 million in letters of credit have been received from counterparties as compared to $74 million received at December 31, 2022.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $29 million in state income tax payments, offset by $6 million in state tax refunds, and $9 million in TRA payments in the next 12 months.

For the three months ended March 31, 2023, there were no federal income tax payments, $1 million in state income tax payments, $7 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of March 31, 2023, we were in compliance with these financial covenants.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2023, Vistra has posted letters of credit in the amount of $87 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $536 million in the form of letters of credit, $30 million in the form of a surety bond and $2 million of cash at March 31, 2023 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities. Such a default would allow the lenders to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.507 billion at March 31, 2023.

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

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Month-end average VaR	$279	$489
Month-end high VaR	$423	$686
Month-end low VaR	$194	$283

The month-end high VaR risk measure in 2023 is currently lower than the prior year due to lower prices and higher hedge levels.

Interest Rate Risk

At March 31, 2023, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 11 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.789 billion at March 31, 2023.

At March 31, 2023, Retail segment credit exposure totaled approximately $1.080 billion, including $1.021 billion of trade accounts receivable and $59 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $51 million, resulting in a net exposure of $1.029 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

At March 31, 2023, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $709 million including $533 million related to derivative assets and $176 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments credit exposure was $585 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality at March 31, 2023. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$560	$24	$536
Below investment grade or no rating	149	100	49
Totals	$709	$124	$585

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $274 million, or 46%, of our total net exposure at March 31, 2023. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

•our ability to consummate the acquisition of Energy Harbor;
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
▪changes in federal, state and local tax laws, rates and policies, including additional regulation, interpretations, amendments, or technical corrections to The Tax Cuts and Jobs Act of 2017 and/or the IRA;
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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2023. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 12 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2022 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The Transactions are subject to a number of conditions which, if not satisfied or waived, would delay the Transactions or adversely impact our ability to complete the Transactions on the terms set forth in the Transaction Agreement or at all.

The completion of the Transactions is subject to the satisfaction or waiver of a number of conditions, including (a) receipt of all requisite regulatory approvals, including approvals of the NRC and the FERC, (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (c) the divestment of Energy Harbor's remaining fossil assets. These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Transactions may not be completed.

If we are unable to complete the Transactions, we still will incur and will remain liable for significant transaction costs, including legal, accounting, advisory and other costs relating to the Transactions. Also, depending upon the reasons for not completing the Transactions, we may be required to pay Energy Harbor a termination fee of $225 million. If such a termination fee is payable, the payment could affect Vistra's share price and the overall cash flows of the Company.

Failure to consummate the Transactions as currently contemplated or at all could adversely affect the price of Vistra's common stock and our future business and financial results.

The completion of the Transactions is subject to the satisfaction or waiver of a number of conditions. We cannot guarantee when or if these conditions will be satisfied or that the Transactions will be successfully completed. If the Transactions are not consummated, or are consummated on different terms than as contemplated by the Transaction Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the Transactions, or to consummate the Transactions as contemplated by the Transaction Agreement, including:

•our stockholders may be prevented from realizing the anticipated potential benefits of the Transactions;
•the market price of our common stock could decline significantly;
•reputational harm due to the adverse public perception of any failure to successfully complete the Transactions;
•under certain circumstances, we may be required to pay Energy Harbor a termination fee of up to $225 million or reimburse Energy Harbor's expenses up to $20 million; and
•the attention of our management and employees may be diverted from their day-to-day business and operational matters and our relationships with our customers and suppliers may be disrupted as a result of efforts relating to attempting to consummate the Transactions.

Any delay in the consummation of the Transactions, any uncertainty about the consummation of the Transactions on terms other than those contemplated by the Transaction Agreement and any failure to consummate the Transactions could adversely affect our business, financial results and common stock price.

Following the completion of the Transactions, we may be unable to successfully integrate Energy Harbor's businesses with Vistra's nuclear and retail businesses and its Vistra Zero renewable and energy storage projects or realize the anticipated synergies and other expected benefits of the Transactions on the anticipated timeframe or at all.

The Transactions involve the combination of Energy Harbor's nuclear and retail businesses with Vistra's nuclear and retail businesses and Vistra Zero renewables and energy storage projects under a newly-formed subsidiary holding company, Vistra Vision. This new combination expects to benefit from certain cost savings, operating efficiencies and a growing renewables and energy storage portfolio, some of which will take time to realize. We will be required to devote significant management attention and resources to the integration of our and Energy Harbor's business practices and operations into Vistra Vision. The potential difficulties we may encounter in building Vistra Vision include the following:

•the inability to successfully combine our nuclear, retail, renewables and battery storage business and Energy Harbor's nuclear and retail businesses in a manner that permits Vistra Vision to achieve the cost savings anticipated to result from the Transactions, which would result in the anticipated benefits of the Transactions not being realized in the timeframe currently anticipated or at all;
•the complexities associated with maintaining the second-largest competitive nuclear fleet in the U.S.;
•the complexities of combining two companies with different histories, geographic footprints and asset mixes;
•the complexities in combining two companies with separate technology systems;
•potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the Transactions;
•failure to perform by third-party service providers who provide key services for the combined company; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Transactions and integrating the companies' operations.

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to maintain relationships with operators, vendors and employees, to achieve the anticipated benefits of the Transactions, or could otherwise materially and adversely affect its business and financial results.

In consummating the Transactions, Vistra Operations will take on a significant amount of indebtedness. As a result, it may be more difficult for Vistra Operations to pay or refinance its debts or take other actions, and Vistra Operations may need to divert its cash flow from operations (including cash flow from the new Vistra Vision entity) to debt service payments.

Vistra Operations will have significant indebtedness following completion of the Transactions. Initially a substantial portion of such indebtedness will be subject to rising changes in interest rates. In addition, subject to the limits contained in the documents governing such indebtedness, Vistra Operations may be able to incur significant additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If the combined company does so, the risks related to its high level of debt could intensify. The amount of such indebtedness could have material adverse consequences for Vistra Operations, including:

•hindering its ability to adjust to changing market, industry or economic conditions;
•limiting its ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund future working capital, capital expenditures, acquisitions or emerging businesses or other general corporate purposes;
•limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making it more vulnerable to economic or industry downturns, including interest rate increases; and
•placing it at a competitive disadvantage compared to less leveraged competitors.

Moreover, to respond to competitive challenges, Vistra Operations may be required to raise significant additional capital to execute its business strategy. Vistra Operations' ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Even if Vistra Operations is able to obtain additional financing, its credit ratings could be adversely affected, which could raise its borrowing costs and limit its future access to capital and its ability to satisfy its obligations under its indebtedness.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2023	4,796,396	$22.46	4,796,396	$897
February 1 - February 28, 2023	4,542,171	$22.95	4,542,171	$793
March 1 - March 31, 2023	3,969,898	$24.07	3,969,898	$1,697
For the quarter ended March 31, 2023	13,308,465	$23.11	13,308,465	$1,697

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. In August 2022 and March 2023, the Board authorized incremental amounts of $1.25 billion and $1.0 billion, respectively, for repurchases to bring the total authorized under the Share Repurchase Program to $4.25 billion. We expect to complete repurchases under the Share Repurchase Program by the end of 2024.

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

Item 5.OTHER INFORMATION

None.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed March 7, 2023)	10.1	—	Form of Support Agreement, dated March 6, 2023

10.2	0001-38086 Form 8-K (filed March 7, 2023)	10.2	—	Form of Contribution and Exchange Agreement, dated March 6, 2023

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

Exhibits	Previously Filed With File Number*	As Exhibit
XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: May 9, 2023