Form 10-Q
period 2023-06-30
Vistra Corp.
filed 2023-08-09
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 4, 2023, there were 367,570,248 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2022 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
ARO	asset retirement and mining reclamation obligation
CAISO	The California Independent System Operator
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCGT	combined cycle gas turbine
CCR	coal combustion residuals
CFTC	U.S. Commodity Futures Trading Commission
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
CPUC	California Public Utilities Commission
Crius	Crius Energy Trust and/or its subsidiaries, depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
Dynegy Merger	the merger of Dynegy with and into Vistra, with Vistra as the surviving corporation
Dynegy Merger Date	April 9, 2018, the date Vistra and Dynegy completed the transactions contemplated by the Agreement and Plan of Merger, dated as of October 29, 2017, by and between Vistra and Dynegy
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
Energy Harbor	Energy Harbor Corp., and/or its subsidiaries, depending on context
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ESS	energy storage system
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	U.S. Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Green Finance Framework	Framework adopted by the Company and made available on its website pursuant to which the Company may issue financial instruments to fund new or existing projects that support renewable energy and energy efficiency, with alignment to the Company's environmental, social, and governance strategy
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
ICE	Intercontinental Exchange
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service

ISO	independent system operator
ISO-NE	ISO New England Inc.
LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas.
Merger Sub	Black Pen Inc., an indirect, wholly owned subsidiary of Vistra
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc. (a credit rating agency)
MSHA	U.S. Mine Safety and Health Administration
MW	megawatts
MWh	megawatt-hours
NERC	North American Electric Reliability Corporation
NOX	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator, Inc.
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
Parent	Vistra Corp.
PJM	PJM Interconnection, LLC
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor
PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp. (EFH Corp.), executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to Vistra Preferred, LLC (PrefCo) in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
Public Power	Public Power, LLC (d/b/a Public Power), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
PUCT	Public Utility Commission of Texas
REP	retail electric provider
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SO2	sulfur dioxide

SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury bonds as collateral
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TCEQ	Texas Commission on Environmental Quality
TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 8 to the Financial Statements)

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and monitors compliance with ERCOT protocols
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S.	United States of America
U.S. Gas & Electric	U.S. Gas and Electric, LLC (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp. and/or its subsidiaries, depending on context
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 12 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Operations Commodity-Linked Credit Agreement	Credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	Credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 12 to the Financial Statements)
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues (Note 5)	$3,189	$1,588	$7,614	$4,713
Fuel, purchased power costs and delivery fees	(1,475)	(2,162)	(3,645)	(4,441)
Operating costs	(445)	(435)	(866)	(851)
Depreciation and amortization	(369)	(394)	(735)	(824)
Selling, general and administrative expenses	(309)	(280)	(597)	(569)
Impairment of long-lived assets (Note 19)	—	—	(49)	—
Operating income (loss)	591	(1,683)	1,722	(1,972)
Other income (Note 19)	124	71	144	77
Other deductions (Note 19)	(2)	(9)	(5)	(13)
Interest expense and related charges (Note 19)	(100)	(109)	(307)	(116)
Impacts of Tax Receivable Agreement (Note 8)	(14)	(34)	(79)	(115)
Net income (loss) before income taxes	599	(1,764)	1,475	(2,139)
Income tax (expense) benefit (Note 7)	(123)	407	(301)	498
Net income (loss)	$476	$(1,357)	$1,174	$(1,641)
Net (income) loss attributable to noncontrolling interest	—	(8)	1	(9)
Net income (loss) attributable to Vistra	$476	$(1,365)	$1,175	$(1,650)
Cumulative dividends attributable to preferred stock	(37)	(37)	(75)	(75)
Net income (loss) attributable to Vistra common stock	$439	$(1,402)	$1,100	$(1,725)
Weighted average shares of common stock outstanding:
Basic	372,956,476	429,193,031	378,264,434	440,336,286
Diluted	376,794,258	429,193,031	382,416,465	440,336,286
Net income (loss) per weighted average share of common stock outstanding:
Basic	$1.18	$(3.27)	$2.91	$(3.92)
Diluted	$1.17	$(3.27)	$2.88	$(3.92)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$476	$(1,357)	$1,174	$(1,641)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $1, $—, $1 and $—)	4	—	5	—
Total other comprehensive income	4	—	5	—
Comprehensive income (loss)	$480	$(1,357)	$1,179	$(1,641)
Comprehensive (income) loss attributable to noncontrolling interest	—	(8)	1	(9)
Comprehensive income (loss) attributable to Vistra	$480	$(1,365)	$1,180	$(1,650)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2023	2022
Cash flows — operating activities:
Net income (loss)	$1,174	$(1,641)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	941	1,054
Deferred income tax expense (benefit), net	290	(501)
Gain on sale of land	(94)	(5)
Impairment of long-lived and other assets	49	—
Unrealized net (gain) loss from mark-to-market valuations of commodities	(1,139)	2,347
Unrealized net gain from mark-to-market valuations of interest rate swaps	(22)	(171)
Asset retirement obligation accretion expense	17	17
Impacts of Tax Receivable Agreement	79	115
Stock-based compensation	43	34
Bad debt expense	69	65
Other, net	24	6
Changes in operating assets and liabilities:
Margin deposits, net	2,014	(1,893)
Uplift securitization proceeds receivable from ERCOT	—	544
Accrued interest	(4)	13
Accrued taxes	(52)	(62)
Accrued employee incentive	(57)	(38)
Other operating assets and liabilities	(320)	(607)
Cash provided by (used in) operating activities	3,012	(723)
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(926)	(613)
Proceeds from sales of nuclear decommissioning trust fund securities	251	334
Investments in nuclear decommissioning trust fund securities	(262)	(345)
Proceeds from sales of environmental allowances	47	266
Purchases of environmental allowances	(190)	(258)
Insurance proceeds	9	1
Proceeds from sale of assets	110	14
Other, net	(6)	(8)
Cash used in investing activities	(967)	(609)
Cash flows — financing activities:
Issuances of long-term debt	—	1,498
Repayments/repurchases of debt	(14)	(223)
Net (repayments)/borrowings under accounts receivable financing	(425)	725
Borrowings under Revolving Credit Facility	100	1,500
Repayments under Revolving Credit Facility	(350)	(1,250)
Borrowings under Commodity-Linked Facility	—	2,750
Repayments under Commodity-Linked Facility	(400)	(1,700)
Share repurchases	(552)	(1,194)
Dividends paid to common stockholders	(153)	(152)
Dividends paid to preferred stockholders	(75)	(76)
Debt issuance costs	(6)	(21)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2023	2022
Other, net	3	23
Cash (used in) provided by financing activities	(1,872)	1,880
Net change in cash, cash equivalents and restricted cash	173	548
Cash, cash equivalents and restricted cash — beginning balance	525	1,359
Cash, cash equivalents and restricted cash — ending balance	$698	$1,907

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$643	$455
Restricted cash (Note 19)	40	37
Trade accounts receivable — net (Note 19)	1,681	2,059
Income taxes receivable	26	27
Inventories (Note 19)	676	570
Commodity and other derivative contractual assets (Note 16)	3,991	4,538
Margin deposits related to commodity contracts	1,130	3,137
Margin deposits posted under affiliate financing agreement (Note 11)	443	—
Prepaid expense and other current assets	281	293
Total current assets	8,911	11,116
Restricted cash (Note 19)	15	33
Investments (Note 19)	1,915	1,729
Property, plant and equipment — net (Note 19)	12,537	12,554
Operating lease right-of-use assets	54	51
Goodwill (Note 6)	2,583	2,583
Identifiable intangible assets — net (Note 6)	1,912	1,958
Commodity and other derivative contractual assets (Note 16)	665	702
Accumulated deferred income taxes	1,385	1,710
Other noncurrent assets	495	351
Total assets	$30,472	$32,787
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 12)	$—	$650
Accounts receivable financing (Note 10)	—	425
Long-term debt due currently (Note 12)	437	38
Trade accounts payable	1,076	1,556
Commodity and other derivative contractual liabilities (Note 16)	5,076	6,610
Margin deposits related to commodity contracts	46	39
Accrued taxes other than income	145	199
Accrued interest	156	160
Asset retirement obligations (Note 19)	119	128
Operating lease liabilities	8	8
Other current liabilities	563	524
Total current liabilities	7,626	10,337
Margin deposit financing with affiliate (Note 11)	443	—
Long-term debt, less amounts due currently (Note 12)	11,530	11,933
Operating lease liabilities	49	45
Commodity and other derivative contractual liabilities (Note 16)	1,554	1,726
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 8)	591	514
Asset retirement obligations (Note 19)	2,334	2,309

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	June 30, 2023	December 31, 2022
Other noncurrent liabilities and deferred credits (Note 19)	970	1,004
Total liabilities	25,098	27,869
Commitments and Contingencies (Note 13)
Total equity (Note 14):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: June 30, 2023 and December 31, 2022— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: June 30, 2023 and December 31, 2022 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2023 — 369,625,544; December 31, 2022 — 389,754,870)	5	5
Treasury stock, at cost (shares: June 30, 2023 — 170,766,019; December 31, 2022 — 147,424,202)	(3,955)	(3,395)
Additional paid-in-capital	9,993	9,928
Retained deficit	(2,696)	(3,643)
Accumulated other comprehensive income	12	7
Stockholders' equity	5,359	4,902
Noncontrolling interest in subsidiary	15	16
Total equity	5,374	4,918
Total liabilities and equity	$30,472	$32,787

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

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 18 for further information concerning our reportable business segments.

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

Recent Developments

Dividends Declared — In August 2023, the Vistra Board declared a quarterly dividend of $0.206 per share of common stock that will be paid in September 2023. In August 2023, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in October 2023.

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

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements, estimates of expected obligations, judgments related to the potential timing of events and other estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

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

Due to the enactment of the IRA, the Company will qualify for tax incentives through eligible construction spending and production. These tax incentives generally provide for refundable or transferable tax credits upon the applicable qualifying event for the credit type, typically production or in-service date. Transferable and refundable production tax credits (PTCs) are included in other noncurrent assets in the condensed consolidated balance sheet and included in revenues in the condensed consolidated statements of operations when receipt of the credit becomes probable. Transferable investment tax credits (ITCs) are included in other noncurrent assets on the condensed consolidated balance sheet with a corresponding reduction to the cost basis of the Company's plant assets when receipt of the credit is reasonably assured, and reduces depreciation expense over the life of the asset. We believe the term reasonable assurance as used in IAS 20 is analogous to the term probable as defined in ASC 450-20 of U.S. GAAP. The Company accounts for the credits we expect to receive by analogy to the grant model within IAS 20, as U.S. GAAP does not address how to account for these tax credits.

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

Consummation of the Transactions is subject to customary closing conditions, including (a) approval and adoption of the Transaction Agreement and the Transactions by a majority of the outstanding shares of Energy Harbor common stock, Series A Preferred Stock and Series B Preferred Stock entitled to vote thereon, voting together as a single class (Requisite Stockholder Approval), (b) receipt of all requisite regulatory approvals, including approvals of the NRC and the FERC, (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (d) the divestment of Energy Harbor's remaining fossil-fueled assets. In March 2023, Energy Harbor obtained the Requisite Stockholder Approval. We are pursuing all regulatory approvals and anticipate the Transactions will close in the fourth quarter of 2023.

Vistra Vision will combine Energy Harbor's nuclear and retail businesses with Vistra's nuclear and retail businesses and certain of the Vistra Zero renewables and energy storage projects. This combination is expected to create a leading integrated retail electricity and zero-carbon generation company with the second-largest competitive nuclear fleet in the U.S., along with a growing renewables and energy storage portfolio. This transaction is expected to accelerate Vistra's path to a clean energy transition by more than doubling the amount of zero-carbon generation it has online at the time of the Transactions' closing.

Financing Arrangements

In connection with the Transactions, on March 6, 2023, Vistra Operations entered into a debt commitment letter (Commitment Letter) and related fee letters with Citigroup Global Markets Inc. (Citi), BMO Capital Markets Corp. (BMO) and Mizuho Bank, Ltd. (Mizuho, and together with Citi and BMO the Initial Commitment Parties), pursuant to which, and subject to the terms and conditions set forth therein, the Initial Commitment Parties committed to provide (a) up to approximately $3.0 billion in an aggregate principal amount of senior secured bridge loans under a 364-day senior secured bridge loan credit facility (Acquisition Bridge Facility), (b) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Credit Agreement, a 364-day senior secured term loan B bridge facility in an aggregate principal amount of up to approximately $2.5 billion (TLB Refinancing Bridge Facility) and (c) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Commodity-Linked Credit Agreement, a replacement commodity-linked revolving credit facility in an aggregate principal amount up to $300 million (Refinancing Commodity-Linked Revolving Credit Facility). Fees related to the Commitment Letter totaled $14 million in the six months ended June 30, 2023, which are capitalized in other noncurrent assets. The proceeds of the loans under the Acquisition Bridge Facility would be used to finance the Transactions and the payment of fees and expenses incurred in connection with the Transactions. On March 29, 2023, the Acquisition Bridge Facility syndication process was completed and the Commitment Letter was amended and restated to include additional lenders as commitment parties (together with the Initial Commitment Parties, the Commitment Parties). Vistra Operations also obtained commitments of the Commitment Parties to provide certain required consents and amendments under the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement resulting in the termination of the commitments for each of the TLB Refinancing Bridge Facility and the Refinancing Commodity-Linked Revolving Credit Facility and reclassification of $6 million of previously capitalized commitment fees to interest expense and related charges. The Acquisition Bridge Facility is subject to customary commitment reductions in the event that certain take-out debt financing is obtained on or prior to the Effective Time, and customary closing conditions, including that substantially concurrently with the initial funding under the applicable facility the Transactions shall be consummated.

In March 2023, Vistra entered into $750 million of interest rate swaps to hedge a portion of the floating rate component of the expected interest cost associated with the anticipated Transactions debt financings at a weighted average rate of 3.16%. The interest rate swaps are effective December 31, 2023 and expire December 31, 2030.

In June 2023, Vistra reduced the aggregate principal amount of the Acquisition Bridge Facility to $2.0 billion through a combination of financing transactions and cash on hand, resulting in the reclassification of $3 million of previously capitalized commitment fees to interest expense and related charges. Additional fees totaling $5 million were paid in July 2023 on the remaining aggregate principal amount of the Acquisition Bridge Facility.

3.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In connection with our previously announced renewables development plan in Texas, 158 MW of solar generation came online in January and February 2022 and 260 of battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities to be developed are expected to be 2024 and beyond, but we will only invest in growth projects if we are confident that the expected returns will meet or exceed internal targets. As of June 30, 2023, we had accumulated approximately $53 million in construction-work-in-process for these remaining Texas segment solar generation projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2025 to 2026. As of June 30, 2023, we had accumulated approximately $25 million in construction-work-in-process for these East segment solar generation and battery ESS projects.

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

In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy and energy settlement contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III). The CPUC approved the resource adequacy and energy settlement contract in April 2022. Moss Landing Phase III commenced commercial operations in June 2023. As a result of reaching commercial operations, we recognized $141 million of transferable ITCs associated with the project within other noncurrent assets in the condensed consolidated balance sheet.

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

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Actual or Expected Retirement Date (a)(b)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Asset Closure
Joppa	Joppa, IL	MISO	Coal	802	Retired September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	Retired September 1, 2022	Asset Closure
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than the end of 2027 if economic or other conditions dictate.
(b)Retirement dates represent the first full day in which a plant does not operate.

5.    REVENUE

	Three Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,843	$—	$—	$—	$—	$—	$—	$1,843
Retail energy charge in Northeast/Midwest	352	—	—	—	—	—	—	352
Wholesale generation revenue from ISO/RTO	—	182	181	44	53	—	—	460
Capacity revenue from ISO/RTO (a)	—	—	22	—	9	—	—	31
Revenue from other wholesale contracts	—	102	178	38	23	—	—	341
Total revenue from contracts with customers	2,195	284	381	82	85	—	—	3,027
Other revenues:
Intangible amortization	(1)	—	(1)	—	(1)	—	—	(3)
Transferable PTC revenues	—	3	—	—	—	—	—	3
Hedging and other revenues (b)	233	(358)	38	141	108	—	—	162
Affiliate sales (c)	—	262	428	1	122	—	(813)	—
Total other revenues	232	(93)	465	142	229	—	(813)	162
Total revenues	$2,427	$191	$846	$224	$314	$—	$(813)	$3,189
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $41 million of capacity sold offset by $19 million of capacity purchased. The Sunset segment includes $18 million of capacity sold offset by $9 million of capacity purchased.
(b)Includes $89 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas segment includes $494 million of affiliated unrealized net losses and the East and Sunset segments include $126 million and $48 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,757	$—	$—	$—	$—	$—	$—	$1,757
Retail energy charge in Northeast/Midwest	543	—	—	—	—	—	—	543
Wholesale generation revenue from ISO/RTO	—	(59)	170	53	174	229	—	567
Capacity revenue from ISO/RTO (a)	—	—	(4)	—	22	11	—	29
Revenue from other wholesale contracts	—	146	202	35	38	9	—	430
Total revenue from contracts with customers	2,300	87	368	88	234	249	—	3,326
Other revenues:
Intangible amortization	(1)	—	—	—	(2)	—	—	(3)
Hedging and other revenues (b)	(507)	(453)	(295)	(12)	(347)	(121)	—	(1,735)
Affiliate sales (c)	—	(257)	246	3	36	(11)	(17)	—
Total other revenues	(508)	(710)	(49)	(9)	(313)	(132)	(17)	(1,738)
Total revenues	$1,792	$(623)	$319	$79	$(79)	$117	$(17)	$1,588
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $102 million of capacity purchased offset by $98 million of capacity sold. The Sunset segment includes $24 million of capacity sold offset by $2 million of capacity purchased. The Asset Closure segment includes $11 million of capacity sold.
(b)Includes $2.088 billion of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas, East, Sunset and Asset Closure segments include $918 million, $151 million, $88 million and $11 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,411	$—	$—	$—	$—	$—	$—	$3,411
Retail energy charge in Northeast/Midwest	778	—	—	—	—	—	—	778
Wholesale generation revenue from ISO/RTO	—	232	401	237	120	—	—	990
Capacity revenue from ISO/RTO (a)	—	—	30	—	27	—	—	57
Revenue from other wholesale contracts	—	209	509	79	99	—	—	896
Total revenue from contracts with customers	4,189	441	940	316	246	—	—	6,132
Other revenues:
Intangible amortization	(1)	—	(2)	—	(1)	—	—	(4)
Transferable PTC revenues	—	5	—	—	—	—	—	5
Hedging and other revenues (b)	589	(246)	424	134	580	—	—	1,481
Affiliate sales (c)	—	1,344	1,293	5	317	—	(2,959)	—
Total other revenues	588	1,103	1,715	139	896	—	(2,959)	1,482
Total revenues	$4,777	$1,544	$2,655	$455	$1,142	$—	$(2,959)	$7,614
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $83 million of capacity sold offset by $53 million of capacity purchased. The Sunset segment includes $63 million of capacity sold offset by $36 million of capacity purchased.
(b)Includes $1.366 billion of unrealized net gains from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas segment includes $309 million of affiliated unrealized net losses and the East and Sunset segments include $521 million and $151 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,162	$—	$—	$—	$—	$—	$—	$3,162
Retail energy charge in Northeast/Midwest	1,183	—	—	—	—	—	—	1,183
Wholesale generation revenue from ISO/RTO	—	92	572	112	315	393	—	1,484
Capacity revenue from ISO/RTO (a)	—	—	(10)	—	56	27	—	73
Revenue from other wholesale contracts	—	265	445	73	81	21	—	885
Total revenue from contracts with customers	4,345	357	1,007	185	452	441	—	6,787
Other revenues:
Intangible amortization	(1)	—	—	—	(4)	—	—	(5)
Hedging and other revenues (b)	(727)	(451)	13	(40)	(653)	(211)	—	(2,069)
Affiliate sales (c)	—	(1,624)	254	6	8	(28)	1,384	—
Total other revenues	(728)	(2,075)	267	(34)	(649)	(239)	1,384	(2,074)
Total revenues	$3,617	$(1,718)	$1,274	$151	$(197)	$202	$1,384	$4,713
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $238 million of capacity purchased offset by $228 million of capacity sold. The Sunset segment includes $59 million of capacity sold offset by $3 million of capacity purchased. The Asset Closure segment includes $27 million of capacity sold.
(b)Includes $2.447 billion of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas, East, Sunset and Asset Closure segments include $2.928 billion, $660 million, $225 million and $28 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of June 30, 2023, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $195 million, $396 million, $324 million, $206 million and $100 million that will be recognized, in the balance of the year ended December 31, 2023 and the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $672 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	June 30, 2023	December 31, 2022
Trade accounts receivable from contracts with customers — net	$1,317	$1,644
Other trade accounts receivable — net	364	415
Total trade accounts receivable — net	$1,681	$2,059

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both June 30, 2023 and December 31, 2022, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2023			December 31, 2022
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationships	$2,088	$1,817	$271	$2,088	$1,768	$320
Software and other technology-related assets	507	286	221	475	258	217
Retail and wholesale contracts	233	215	18	233	209	24
LTSA	18	5	13	18	4	14
Other identifiable intangible assets (a)	59	11	48	50	8	42
Total identifiable intangible assets subject to amortization	$2,905	$2,334	571	$2,864	$2,247	617
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$1,912			$1,958
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2023	December 31, 2022
LTSA	$123	$128
Fuel and transportation purchase contracts	9	9
Other identifiable intangible liabilities	1	3
Total identifiable intangible liabilities	$133	$140

Expense related to finite-lived identifiable intangible assets (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Retail customer relationships	Depreciation and amortization	$21	$34	$49	$68
Software and other technology-related assets	Depreciation and amortization	15	18	29	36
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	2	3	4	5
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	76	98	162	186
Total identifiable intangible assets expense (a)		$114	$153	$244	$295
___________
(a)Amounts recorded in depreciation and amortization totaled $37 million and $53 million for the three months ended June 30, 2023 and 2022, respectively, and $80 million and $105 million for the six months ended June 30, 2023 and 2022, respectively. Amounts exclude LTSA. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of June 30, 2023, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2023	$160
2024	$111
2025	$83
2026	$59
2027	$36

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

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) before income taxes	$599	$(1,764)	$1,475	$(2,139)
Income tax (expense) benefit	$(123)	$407	$(301)	$498
Effective tax rate	20.5%	23.1%	20.4%	23.3%

For the three months ended June 30, 2023, the effective tax rate of 20.5% was lower than the U.S. federal statutory rate of 21% due primarily to the release of uncertain tax positions related to the 2018 and 2019 IRS audit closed in the second quarter of 2023 and state income taxes. For the six months ended June 30, 2023, the effective tax rate of 20.4% was lower than the U.S. federal statutory rate of 21% due primarily to the release of uncertain tax positions related to the 2018 and 2019 IRS audit closed in Q2 2023 and state income taxes.

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

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. The federal income tax audit was closed in June 2023 on an agreed basis with immaterial changes. Uncertain tax positions of $35 million were favorably resolved in the second quarter of 2023 upon final closing. Uncertain tax positions totaled zero and $36 million as of June 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
TRA obligation at the beginning of the period	$522	$395
Accretion expense	41	32
Changes in tax assumptions impacting timing of payments (a)	38	83
Impacts of Tax Receivable Agreement	79	115
TRA obligation at the end of the period	601	510
Less amounts due currently	(10)	(1)
Noncurrent TRA obligation at the end of the period	$591	$509
____________
(a)During the three months ended June 30, 2023, we recorded a decrease to the carrying value of the TRA obligation totaling $7 million as a result of adjustments to forecasted taxable income due to decreases in longer-term commodity price forecasts and additional tax benefits from planned development projects, partially offset by state impacts of internal legal entity restructuring in preparation for the Energy Harbor acquisition. During the six months ended June 30, 2023, we recorded an increase to the carrying value of the TRA obligation totaling $38 million as a result of adjustments to forecasted taxable income due to increases in commodity price forecasts and impacts of the CAMT. During the three and six months ended June 30, 2022, we recorded increases to the carrying value of the TRA obligation totaling $17 million and $83 million, respectively, as a result of adjustments to forecasted taxable income due to increases in commodity price forecasts, partially offset by anticipated tax benefits under current laws for planned additional renewable development projects.

As of June 30, 2023, the estimated carrying value of the TRA obligation totaled $601 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of June 30, 2023, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Vistra	$476	$(1,365)	$1,175	$(1,650)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(40)	(40)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(35)	(35)
Net income (loss) attributable to common stock — basic	439	(1,402)	1,100	(1,725)
Weighted average shares of common stock outstanding — basic	372,956,476	429,193,031	378,264,434	440,336,286
Net income (loss) per weighted average share of common stock outstanding — basic	$1.18	$(3.27)	$2.91	$(3.92)
Dilutive securities: Stock-based incentive compensation plan	3,837,782	—	4,152,031	—
Weighted average shares of common stock outstanding — diluted	376,794,258	429,193,031	382,416,465	440,336,286
Net income (loss) per weighted average share of common stock outstanding — diluted	$1.17	$(3.27)	$2.88	$(3.92)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 1,528,026 and 5,567,585 shares for the three months ended June 30, 2023 and 2022, respectively, and 1,589,125 and 8,052,517 shares for the six months ended June 30, 2023 and 2022, respectively.

10.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2023, extending the term of the Receivables Facility to July 2024 and adjusting the commitment of the purchasers to purchase interests in the receivables under the Receivables Facility during all periods to a fixed purchase limit of $750 million from seasonally adjusted commitment limits ranging from $600 million to $750 million.

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

As of June 30, 2023, there were no outstanding borrowings under the Receivables Facility. As of December 31, 2022, there were $425 million outstanding borrowings under the Receivables Facility and were supported by $1.013 billion of RecCo gross receivables.

Repurchase Facility

TXU Energy and the other originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2023, the Repurchase Facility was renewed until July 2024 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Repo Transaction). Each Repo Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

There were no outstanding borrowings under the Repurchase Facility as of both June 30, 2023 and December 31, 2022.

11.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

On June 15, 2023, Vistra Operations entered into a facility agreement (Facility Agreement) with a Delaware trust formed by the Company (the Trust) that sold 450,000 pre-capitalized trust securities (P-Caps) redeemable May 17, 2028 for an initial purchase price of $450 million. The Trust is not consolidated by Vistra. The Trust invested the proceeds from the sale of the P-Caps in a portfolio of either (a) U.S. Treasury securities (Treasuries) or (b) Treasuries and/or principal and interest strips of Treasuries (Treasury Strips, and together with the Treasuries and cash denominated in U.S. dollars, the Eligible Assets). At the direction of Vistra Operations, the Eligible Assets held by the Trust will be (i) delivered to one or more designated subsidiaries of Vistra Operations in order to allow such subsidiaries to use the Eligible Assets to meet certain posting obligations with counterparties, and/or (ii) pledged as collateral support for a letter of credit program. Fees related to the Facility Agreement transaction totaled $7 million in the six months ended June 30, 2023, which were capitalized as other noncurrent assets.

Under the Facility Agreement, Vistra Operations will have the right (Issuance Right), from time to time, to require the Trust to purchase from Vistra Operations up to $450 million aggregate principal amount of Vistra Operations' 7.233% senior secured notes due 2028 (7.233% Senior Secured Notes) in exchange for the delivery of all or a portion of the Treasuries and Treasury Strips corresponding to the portion of the issuance right exercised at such time.

The Trust will terminate at any time prior to May 17, 2028 and distribute the 7.233% Senior Secured Notes to the holders of the P-Caps if its sole assets consist of 7.233% Senior Secured Notes that Vistra Operations is no longer entitled to repurchase.

Vistra Operations will pay a facility fee (Facility Fee) to the Trust payable on each May 17 and November 17, commencing on November 17, 2023, to and including May 17, 2028 (each, a Distribution Date), and on certain other dates as provided in the Facility Agreement. The Facility Fee will generally be calculated at a rate of 3.3608% per annum, applied to the maximum amount of 7.233% Senior Secured Notes that Vistra Operations could issue and sell to the Trust under the Facility Agreement as of the close of business on the business day immediately preceding the applicable Distribution Date.

As of June 30, 2023, $443 million is the fair value of Eligible Assets held by counterparties to satisfy margin deposit requirements and is reported in our consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposit financing with affiliate.

12.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	June 30, 2023	December 31, 2022
Vistra Operations Credit Facilities	$2,500	$2,514
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	400
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
Total Vistra Operations Senior Secured Notes	4,600	4,600
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
Total Vistra Operations Senior Unsecured Notes	4,850	4,850
Other:
Equipment Financing Agreements	79	79
Total other long-term debt	79	79
Unamortized debt premiums, discounts and issuance costs	(62)	(72)
Total long-term debt including amounts due currently	11,967	11,971
Less amounts due currently	(437)	(38)
Total long-term debt less amounts due currently	$11,530	$11,933

As of June 30, 2023 and December 31, 2022, outstanding short-term borrowings under the Commodity-Linked Facility and the Revolving Credit Facility (described below) totaled zero and $650 million, respectively.

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

Vistra Operations Credit Facilities — As of June 30, 2023, the Vistra Operations Credit Facilities consisted of up to $5.675 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.175 billion (Revolving Credit Facility) and term loans of $2.5 billion (Term Loan B-3 Facility).

On April 29, 2022 (April 2022 Amendment Effective Date) and July 18, 2022 (July 2022 Amendment Effective Date), Vistra Operations entered into amendments (Credit Agreement Amendments) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendments, new classes of extended revolving credit commitments maturing in April 2027 were established in aggregate amounts of $2.8 billion and $725 million as of the April 2022 Amendment Effective Date and the July 2022 Amendment Effective Date, respectively. The July 18, 2022 amendment to the Vistra Operations Credit Agreement also provided that Vistra Operations would terminate at least $350 million in Extended Revolving Credit Facility (as defined below) commitments by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. In accordance with this requirement, effective December 30, 2022, Vistra Operations terminated $350 million in revolving commitments. After giving effect to the Credit Agreement Amendments and the revolving commitment reduction, the aggregate amount of revolving commitments maturing on April 29, 2027 equals $3.175 billion (Extended Revolving Credit Facility), while the $200 million in revolving commitments that matured on June 14, 2023 (Non-Extended Revolving Credit Facility) remained unchanged by the Credit Agreement Amendments. Furthermore, the Credit Agreement Amendments appointed new revolving letter of credit issuers, such that the aggregate amount of revolving letter of credit commitments equals $3.105 billion after giving effect to the Credit Agreement Amendments and the maturity of the Non-Extended Credit Facility on June 14, 2023 in accordance with the terms of the Vistra Operations Credit Agreement.

On April 28, 2023, Vistra Operations entered into an amendment (April 2023 Amendment) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent, and the other parties named therein. Pursuant to the April 2023 Amendment, and in light of a public statement by the supervisor for the administrator of the "LIBOR Rate" identifying June 30, 2023 as the date after which the "LIBOR Rate" will permanently or indefinitely ceased to be published, the "LIBOR Rate" shall, with respect to the term loans under the Vistra Operations Credit Agreement, cease to be applicable after June 30, 2023 and was replaced by the Adjusted Term SOFR Rate, other than as expressly contemplated by the April 2023 Amendment. The Adjusted Term SOFR Rate is the interest rate per annum equal to SOFR plus (a) with respect to an interest period of one month, 0.11% per annum, (b) with respect to an interest period of three months, 0.26% per annum and (c) with respect to an interest period of six months, 0.43% per annum.

Our credit facilities and related available capacity as of June 30, 2023 are presented below.

		June 30, 2023
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$3,175	$—	$1,672	$1,503
Term Loan B-3 Facility (b)	December 31, 2025	2,500	2,500	—	—
Total Vistra Operations Credit Facilities		$5,675	$2,500	$1,672	$1,503
Commodity-Linked Facility (c)	October 4, 2023	$1,350	$—	$—	$326
Total Credit Facilities		$7,025	$2,500	$1,672	$1,829
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
(c)Commodity-Linked Facility (defined below) is used to support our comprehensive hedging strategy. As of June 30, 2023, the borrowing base of $326 million is lower than the facility limit which represents the aggregate commitments of $1.35 billion. The reduction in the borrowing base is due, in part, to the expiration of certain deemed 2023 hedges and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility. See Commodity-Linked Revolving Credit Facility below for discussion of the borrowing base calculation. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on SOFR plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility will range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2023, the applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments were lowered to 1.70% and 26.5 basis points, respectively, related to a sustainability pricing adjustment based on certain sustainability-linked targets and thresholds. As of June 30, 2023, there were no outstanding borrowings under the Extended Revolving Credit Facility. Letters of credit issued under the Extended Revolving Credit Facility bear interest within a spread of 1.25% to 2.00% (based on the ratings of Vistra Operations' senior secured long-term debt securities), which as of June 30, 2023 was reduced to 1.70% as a result of a sustainability pricing adjustment. The Vistra Operations Credit Facilities also provide for certain additional customary fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit.

The Non-Extended Revolving Credit Facility matured on June 14, 2023. Under the Vistra Operations Credit Agreement, cash borrowings under the Non-Extended Revolving Credit Facility bore interest based on applicable LIBOR rates, plus a fixed spread of 1.75%. Letters of credit issued under the Non-Extended Revolving Credit Facility bore interest at 1.75%.

Effective July 17, 2023, amounts borrowed under the Term Loan B-3 Facility will bear interest based on applicable Adjusted Term SOFR Rates plus a fixed spread of 1.75%. As of June 30, 2023, the borrowings bear interest on applicable LIBOR rates, plus a spread of 1.75%, and the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 6.93% under the Term Loan B-3 Facility.

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

The Vistra Operations Credit Facilities also permit certain hedging agreements and cash management agreements to be secured on a pari-passu basis with the Vistra Operations Credit Facilities in the event those hedging agreements and cash management agreements met certain criteria set forth in the Vistra Operations Credit Facilities.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). As of June 30, 2023, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

Under the Vistra Operations Commodity-Linked Credit Agreement, the interest applicable to the Commodity-Linked Facility is based on SOFR plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Commodity-Linked Facility will range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2023, the applicable interest rate margins for the Commodity-Linked Facility and the fee on any undrawn amounts with respect to the Commodity-Linked Facility were lowered to 1.70% and 26.5 basis points, respectively, related to a sustainability pricing adjustment based on certain sustainability-linked targets and thresholds. As of June 30, 2023, there were no outstanding borrowings under the Commodity-Linked Facility.

The Vistra Operations Commodity-Linked Credit Agreement includes a covenant, solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings exceeds 30% of the revolving commitments), that requires the consolidated first-lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Commodity-Linked Facility, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). Although the period ended June 30, 2023 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of June 30, 2023, Vistra has entered into the following series of interest rate swap transactions. The rate ranges in the table below reflect the fixed leg of each swap plus an interest margin of 1.75%. The February 2024 and July 2026 swaps were amended in the second quarter of 2023 to reflect the conversion of LIBOR to SOFR.

	Notional Amount	Expiration Date	Rate Range
Swapped to fixed	$3,000	July 2023	3.67%	-	3.91%
Swapped to variable	$700	July 2023	3.20%	-	3.23%
Swapped to fixed	$720	February 2024	3.61%	-	3.72%
Swapped to variable	$720	February 2024	3.20%	-	3.72%
Swapped to fixed (a)	$3,000	July 2026	4.64%	-	4.72%
Swapped to variable (a)	$700	July 2026	3.19%	-	3.24%
Swapped to fixed (b)	$750	December 2030	4.91%	-	4.92%
____________
(a)Effective from July 2023 through July 2026.
(b)Effective from December 2023 through December 2030. See Note 2.

During 2019, Vistra entered into $2.12 billion of new interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. Swaps expiring in July 2023 and July 2026 continue to hedge our exposure on $2.30 billion of debt through July 2026. The $750 million of swaps expiring in December 2030 hedge our exposure on a portion of the floating rate component of the expected interest cost associated with the anticipated Transactions debt financings.

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of June 30, 2023, $769 million of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of June 30, 2023, we were in compliance with these financial covenants.

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

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to voluntarily repay or repurchase outstanding debt, which authorization expired in March 2022 (the Prior Authorization). No amounts were repurchased under the Prior Authorization. In October 2022, the Board re-authorized the voluntary repayment or repurchase of up to $1.8 billion of outstanding debt, with such authorization expiring on December 31, 2023 (Current Authorization). As of June 30, 2023, no amounts were repurchased under the Current Authorization.

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

Maturities

Long-term debt maturities as of June 30, 2023 are as follows:

June 30, 2023
Remainder of 2023	$26
2024	1,940
2025	3,567
2026	1,006
2027	3,402
Thereafter	2,088
Unamortized premiums, discounts and debt issuance costs	(62)
Total long-term debt, including amounts due currently	$11,967

13.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of June 30, 2023, we had outstanding letters of credit totaling $2.441 billion as follows:

•$2.136 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$143 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$89 million to support our REP financial requirements with the PUCT, and
•$46 million for other credit support requirements.

Surety Bonds

As of June 30, 2023, we had outstanding surety bonds totaling $933 million to support performance under various contracts and legal obligations in the normal course of business.

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

Greenhouse Gas Emissions (GHG)

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the D.C. Circuit Court issued an amended judgment, denying petitions for review of the ACE rule and challenges to the repeal of the CPP. In addition, the EPA opened a docket seeking input on questions related to the regulation of GHGs under Section 111(d) which closed in March 2023. In May 2023, the EPA released a new proposal regulating power plant GHG emissions, while also proposing to repeal the ACE rule. The new GHG proposal sets limits for (a) new gas-fired combustion turbines, (b) existing coal-, oil- and gas-fired steam generating units, and (c) certain existing gas-fired combustion turbines. The proposed standards are based on technologies such as carbon capture and sequestration/storage (CCS), low-GHG hydrogen co-firing, and natural gas co-firing. Starting in 2030, the proposal would generally require more CO2 emissions control at fossil fuel-fired power plants that operate more frequently and for more years and would phase in increasingly stringent CO2 requirements over time. Under the proposal, states would be required to submit plans to the EPA within 24 months of the rule's effective date that provide for the establishment, implementation, and enforcement of standards of performance for existing sources. These state plans must generally establish standards that are at least as stringent as the EPA's emission guidelines. Existing steam generating units must start complying with their standards of performance on January 1, 2030. Existing combustion turbine units must start complying with their standards of performance on January 1, 2032, or January 1, 2035, depending on their subcategory. We submitted comments to the EPA on this proposal in August 2023.

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

In April 2022, prior to the EPA's disapproval of Texas' SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. In March 2023, the EPA administrator signed its final FIP. The FIP applies to 22 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. Texas would be moved into the revised Group 3 trading program previously established in the Revised CSAPR Update Rule that includes emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Allowances will be limited under the program and will be further reduced beginning in ozone season 2026 to a level that is intended to reduce operating time of coal-fueled power plants during ozone season or force coal plants to retire, particularly those that do not have selective catalytic reduction systems such as our Martin Lake power plant.

In May 2023, the Fifth Circuit Court granted our motion to stay the EPA's disapproval of Texas' SIP pending a decision on the merits and denied the EPA's motion to transfer our challenge to the D.C. Circuit Court. As a result of the stay, we do not believe the EPA has authority to implement the FIP as to Texas sources pending the resolution of the merits, meaning that Texas will remain in Group 2 and not be subject to any requirements under the FIP at least until the Fifth Circuit Court rules on the merits. In June 2023, the EPA published the final FIP in the Federal Register, which included requirements as to Texas despite the stay of the SIP disapproval by the Fifth Circuit Court. In June 2023, the State of Texas, Luminant and various other parties also filed challenges to the FIP in the Fifth Circuit Court, filed a motion to stay the FIP and confirm venue for this dispute in the Fifth Circuit Court. After the motion to stay and to confirm venue was filed, the EPA signed an interim final rule on June 29, 2023 that confirms the FIP as to Texas is stayed. In July 2023, the Fifth Circuit Court ruled that the FIP challenge would be held in abeyance pending the resolution of the litigation on the SIP disapproval and denied the motion to stay as not needed given the EPA's administrative stay.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. The program includes 39 generating units (including the Martin Lake, Big Brown, Monticello, Sandow 4, Coleto Creek, Stryker 2 and Graham 2 plants). The compliance obligations in the program started on January 1, 2019. For NOX, the rule adopted the CSAPR's ozone program as BART and for particulate matter, the rule approved Texas' SIP that determines that no electricity generation units are subject to BART for particulate matter. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA. We are in compliance with the rule, and the retirements of our Monticello, Big Brown and Sandow 4 plants have enhanced our ability to comply. The EPA is in the process of reconsidering the BART rule, and the challenges in the D.C. Circuit Court have been held in abeyance pending the EPA's final action on reconsideration. In May 2023, a proposed BART rule was published in the Federal Register that would withdraw the trading program provisions of the prior rule and would establish SO2 limits on six facilities in Texas, including Martin Lake and Coleto Creek. Under the current proposal, compliance would be required within 3 years for Martin Lake and 5 years for Coleto Creek. Due to the announced shutdown for Coleto Creek, we do not anticipate any impacts at that facility, and we are evaluating potential compliance options at Martin Lake should this proposal become final. We submitted comments to the EPA on this proposal in August 2023.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, and this case was argued before the Fifth Circuit Court in July 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval. In February 2023, the Sierra Club filed suit against the EPA in the Northern District of California to compel them to issue a FIP for Texas. The Sierra Club and the EPA now have a proposed consent decree, which would require the EPA to take final action promulgating a FIP for the nonattainment area by December 13, 2024, unless the EPA approves a SIP by that deadline.

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In March 2023, the EPA published its proposed supplemental ELG rule, which retains the retirement exemption from the 2020 ELG rule and sets new limits for plants that are continuing to operate. The proposed rule also establishes pretreatment standards for combustion residual leachate, and we are currently evaluating the impact of those proposed requirements. We submitted comments on the proposal in May 2023.

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an application for an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following the announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. The parties are awaiting a briefing schedule from the D.C. Circuit Court.

In May 2023, the EPA issued another proposal that further revises the federal CCR rule that would expand coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy units which are CCR impoundments at inactive sites that ceased receiving waste before October 19, 2015 and (b) so-called "CCR management units" which generally could encompass areas of CCR located at a facility that is currently regulated by the existing CCR rule. CCR Management Units, as defined by the EPA in the proposal, could include any ash deposits, haul roads, and previously closed impoundments and landfills. As part of the proposed rule, the EPA identified 134 CCR management units at 82 different facilities across the country, including six of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe this proposal, if finalized, will have any impact on that site. We are continuing to evaluate what would be required of the CCR management units identified in the proposal should the proposal become final in its current form. We submitted comments in July 2023.

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

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In May 2018, Prairie Rivers Network (PRN) filed a citizen suit in federal court in Illinois against Dynegy Midwest Generation, LLC (DMG), alleging violations of the Clean Water Act for alleged unauthorized discharges. In August 2018, we filed a motion to dismiss the lawsuit. In November 2018, the district court granted our motion to dismiss and judgment was entered in our favor. In June 2021, the Seventh Circuit Court affirmed the district court's dismissal of the lawsuit. In April 2019, PRN also filed a complaint against DMG before the IPCB, alleging that groundwater flows allegedly associated with the ash impoundments at the Vermilion site have resulted in exceedances both of surface water standards and Illinois groundwater standards dating back to 1992. We answered that complaint in July 2021. In July 2023, PRN filed an unopposed motion to voluntarily dismiss the case with prejudice, which the IPCB granted in August 2023 and closed the case.

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the newly implemented Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in our condensed consolidated balance sheets (see Note 19).

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

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule required us to undertake further site specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been approved by the IEPA. However, the CCR surface impoundment and landfill closure costs currently reflected in our existing ARO liabilities reflect the costs of closure methods that our operations and environmental services teams believe are appropriate based on existing closure requirements and protective of the environment for each location. Once the IEPA acts on our permit applications, we will reassess the decommissioning costs and adjust our ARO liabilities accordingly.

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

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. In June 2023, the Company filed its initial brief and response to the remand report and we will continue to vigorously defend our position.

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

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023	13,308,465	$23.11	$308
Three Months Ended June 30, 2023	10,144,891	24.39	247
Six Months Ended June 30, 2023 (a)	23,453,356	$23.66	$555	$1,450
July 1, 2023 through August 4, 2023	3,166,429	27.31	86
January 1, 2023 through August 4, 2023	26,619,785	$24.10	$641	$1,364
____________
(a)Shares repurchased include 189,626 of unsettled shares repurchased for $5 million as of June 30, 2023.

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

Preferred Stock

At both June 30, 2023 and December 31, 2022, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares Series B Preferred Stock were outstanding. The Series A Preferred Stock and the Series B Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the Series A First Reset Date (defined below) and in certain other circumstances prior to the Series A First Reset Date. The Series B Preferred Stock may be redeemed at the option of the Company at any time after the Series B First Reset Date (defined below) and in certain other circumstances prior to the Series B First Reset Date.

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

Six Months Ended June 30, 2023			Year Ended December 31, 2022
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2023	March 2023	$0.1975	February 2022	March 2022	$0.170
May 2023	June 2023	$0.204	May 2022	June 2022	$0.177
			July 2022	September 2022	$0.184
			October 2022	December 2022	$0.193

In August 2023, the Board declared a quarterly dividend of $0.206 per share of common stock that will be paid in September 2023.

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

Series A Preferred Stock			Series B Preferred Stock
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2022	April 2022	$40.00	May 2022	June 2022	$35.97
July 2022	October 2022	$40.00	October 2022	December 2022	$35.00
February 2023	April 2023	$40.00	May 2023	June 2023	$35.00

In August 2023, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that will be paid in October 2023.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2023, Vistra Operations can distribute approximately $4.5 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $425 million and $350 million, for the three months ended June 30, 2023 and 2022, respectively, and $775 million and $950 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2023, the maximum amount of restricted net assets of Vistra Operations that may not be distributed to Parent totaled approximately $110 million.

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

Warrants

At the Dynegy Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Dynegy Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In July 2023, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $32.93 (subject to further adjustment from time to time), or $50.51 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of June 30, 2023, nine million warrants expiring in 2024 were outstanding. The warrants were included in equity based on their fair value at the Dynegy Merger Date.

Equity

The following table presents the changes to equity for the three months ended June 30, 2023:

	Preferred Stock	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of March 31, 2023	$2,000	$5	$(3,706)	$9,952	$(3,058)	$8	$5,201	$15	$5,216
Stock repurchases	—	—	(249)	—	—	—	(249)	—	(249)
Dividends declared on common stock	—	—	—	—	(76)	—	(76)	—	(76)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Effects of stock-based incentive compensation plans	—	—	—	42	—	—	42	—	42
Net income (loss)	—	—	—	—	476	—	476	—	476
Change in accumulated other comprehensive income (loss)		—	—	—	—	4	4	—	4
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balance as of June 30, 2023	$2,000	$5	$(3,955)	$9,993	$(2,696)	$12	$5,359	$15	$5,374

The following table presents the changes to equity for the six months ended June 30, 2023:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(560)	—	—	—	(560)	—	(560)
Dividends declared on common stock	—	—	—	—	(153)	—	(153)	—	(153)
Dividends declared on preferred stock	—	—	—	—	(75)	—	(75)	—	(75)
Effects of stock-based incentive compensation plans	—	—	—	66	—	—	66	—	66
Net income (loss)	—	—	—	—	1,175	—	1,175	(1)	1,174
Change in accumulated other comprehensive income	—	—	—	—	—	5	5	—	5
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balance as of June 30, 2023	$2,000	$5	$(3,955)	$9,993	$(2,696)	$12	$5,359	$15	$5,374
____________
(a)Authorized shares totaled 100,000,000 as of June 30, 2023. Outstanding shares of Series A Preferred Stock totaled 1,000,000 as of both June 30, 2023 and December 31, 2022 and outstanding shares of Series B Preferred Stock totaled 1,000,000 as of both June 30, 2023 and December 31, 2022.
(b)Authorized shares totaled 1,800,000,000 as of June 30, 2023. Outstanding common shares totaled 369,625,544 and 389,754,870 as of June 30, 2023 and December 31, 2022, respectively. Treasury shares totaled 170,766,019 and 147,424,202 as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the changes to equity for the three months ended June 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of March 31, 2022	$2,000	$5	$(2,170)	$9,844	$(2,363)	$(16)	$7,300	$2	$7,302
Stock repurchases	—	—	(474)	—	—	—	(474)	—	(474)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income (loss)	—	—	—	—	(1,365)	—	(1,365)	8	(1,357)
Other	—	—	(1)	6	(1)	—	4	1	5
Balance as of June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403

The following table presents the changes to equity for the six months ended June 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(1,086)	—	—	—	(1,086)	—	(1,086)
Dividends declared on common stock	—	—	—	—	(152)	—	(152)	—	(152)
Dividends declared on preferred stock	—	—	—	—	(76)	—	(76)	—	(76)
Effects of stock-based incentive compensation plans	—	—	—	58		—	58	—	58
Net income (loss)	—	—	—	—	(1,650)	—	(1,650)	9	(1,641)
Other	—	—	(1)	8	—	—	7	1	8
Balance as of June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403
____________
(a)Authorized shares totaled 100,000,000 as of June 30, 2022. Outstanding shares of Series A Preferred Stock totaled 1,000,000 as of both June 30, 2022 and December 31, 2021 and outstanding shares of Series B Preferred Stock totaled 1,000,000 as of both June 30, 2022 and December 31, 2021.
(b)Authorized shares totaled 1,800,000,000 as of June 30, 2022. Outstanding common shares totaled 420,839,230 and 469,072,597 as of June 30, 2022 and December 31, 2021, respectively. Treasury shares totaled 115,372,902 and 63,856,879 as of June 30, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$3,153	$553	$758	$44	$4,508	$3,512	$789	$791	$13	$5,105
Interest rate swaps	—	148	—	—	148	—	135	—	—	135
Nuclear decommissioning trust – equity securities (c)	617	—	—	—	617	532	—	—		532
Nuclear decommissioning trust – debt securities (c)	—	678	—		678	—	658	—		658
Sub-total	$3,770	$1,379	$758	$44	5,951	$4,044	$1,582	$791	$13	6,430
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					536					458
Total assets					$6,487					$6,888
Liabilities:
Commodity contracts	$3,911	$723	$1,878	$44	$6,556	$5,297	$933	$2,010	$13	$8,253
Interest rate swaps	—	74	—	—	74	—	83	—	—	83
Total liabilities	$3,911	$797	$1,878	$44	$6,630	$5,297	$1,016	$2,010	$13	$8,336
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of June 30, 2023 and December 31, 2022:

June 30, 2023
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$568	$(1,350)	$(782)	Income Approach	Hourly price curve shape (c)	$—	to	$90	$44
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$40	to	$110	$68
						MWh
Options	—	(401)	(401)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	10%	to	845%	426%
Financial transmission rights	146	(30)	116	Market Approach (f)	Illiquid price differences between settlement points (g)	$(30)	to	$25	$(5)
						MWh
Natural gas	25	(87)	(62)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$30	$13
						MMBtu
Other (i)	19	(10)	9
Total	$758	$(1,878)	$(1,120)

December 31, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$603	$(1,332)	$(729)	Income Approach	Hourly price curve shape (c)	$—	to	$80	$38
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$25	to	$95	$60
						MWh
Options	—	(483)	(483)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	620%	313%
Financial transmission rights	132	(31)	101	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	20	(155)	(135)	Income Approach	Gas basis (h)	$—	to	$30	$13
						MMBtu
Other (i)	36	(9)	27
Total	$791	$(2,010)	$(1,219)
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2023 and 2022.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net liability balance at beginning of period	$(1,225)	$(629)	$(1,219)	$(360)
Total unrealized valuation gains (losses)	127	(572)	51	(1,021)
Purchases, issuances and settlements (a):
Purchases	51	57	100	95
Issuances	(8)	(31)	(13)	(42)
Settlements	(55)	77	(38)	174
Transfers into Level 3 (b)	(15)	38	(29)	39
Transfers out of Level 3 (b)	5	45	28	100
Net change (c)	105	(386)	99	(655)
Net liability balance at end of period	$(1,120)	$(1,015)	$(1,120)	$(1,015)
Unrealized valuation losses relating to instruments held at end of period	$(11)	$(489)	$(185)	$(743)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three and six months ended June 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the three and six months ended June 30, 2022, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable.
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

Interest Rate Swaps — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in our condensed consolidated statements of operations in interest expense and related charges. During 2019, Vistra entered into $2.12 billion of new interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. Swaps expiring in July 2023 and July 2026 continue to hedge our exposure on $2.30 billion of debt through July 2026.

In March 2023, Vistra entered into $750 million of interest rate swaps to hedge a portion of the floating rate component of the expected interest cost associated with the anticipated Transactions debt financings (see Note 2). The interest rate swaps are effective December 31, 2023 and expire December 31, 2030.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	June 30, 2023
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$3,892	$87	$12	$—	$3,991
Noncurrent assets	586	61	18	—	665
Current liabilities	(3)	—	(5,032)	(41)	(5,076)
Noncurrent liabilities	(11)	—	(1,510)	(33)	(1,554)
Net assets (liabilities)	$4,464	$148	$(6,512)	$(74)	$(1,974)

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,442	$92	$4	$—	$4,538
Noncurrent assets	656	43	3	—	702
Current liabilities	(1)	—	(6,562)	(47)	(6,610)
Noncurrent liabilities	(5)	—	(1,685)	(36)	(1,726)
Net assets (liabilities)	$5,092	$135	$(8,240)	$(83)	$(3,096)

As of June 30, 2023 and December 31, 2022, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commodity contracts (Operating revenues)	$(1)	$(2,180)	$668	$(3,007)
Commodity contracts (Fuel, purchased power costs and delivery fees)	(33)	249	(328)	341
Interest rate swaps (Interest expense and related charges)	78	35	50	149
Net gain (loss)	$44	$(1,896)	$390	$(2,517)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2023				December 31, 2022
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$4,464	$(3,891)	$(23)	$550	$5,092	$(4,480)	$(20)	$592
Interest rate swaps	148	(61)	—	87	135	(64)	—	71
Total derivative assets	4,612	(3,952)	(23)	637	5,227	(4,544)	(20)	663
Derivative liabilities:
Commodity contracts	(6,512)	3,891	674	(1,947)	(8,240)	4,480	1,675	(2,085)
Interest rate swaps	(74)	61	—	(13)	(83)	64	—	(19)
Total derivative liabilities	(6,586)	3,952	674	(1,960)	(8,323)	4,544	1,675	(2,104)
Net amounts	$(1,974)	$—	$651	$(1,323)	$(3,096)	$—	$1,655	$(1,441)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	6,704	6,007	Million MMBtu
Electricity	818,503	754,762	GWh
Financial transmission rights (b)	268,094	225,845	GWh
Coal	44	48	Million U.S. tons
Fuel oil	66	105	Million gallons
Emissions	47	40	Million tons
Renewable energy certificates	32	31	Million certificates
Interest rate swaps – variable/fixed (c)	$7,470	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$2,120	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2023	December 31, 2022
Fair value of derivative contract liabilities (a)	$(1,594)	$(1,934)
Offsetting fair value under netting arrangements (b)	779	899
Cash collateral and letters of credit	608	253
Liquidity exposure	$(207)	$(782)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of June 30, 2023, total credit risk exposure to all counterparties related to derivative contracts totaled $5.008 billion (including associated accounts receivable). The net exposure to those counterparties totaled $739 million as of June 30, 2023, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure totaling $170 million. As of June 30, 2023, the credit risk exposure to the banking and financial sector represented 82% of the total credit risk exposure and 38% of the net exposure.

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

17.RELATED PARTY TRANSACTIONS

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

18.SEGMENT INFORMATION

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

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2023	$2,427	$191	$846	$224	$314	$—	$—	$(813)	$3,189
June 30, 2022	1,792	(623)	319	79	(79)	117	—	(17)	1,588
Depreciation and amortization:
June 30, 2023	$(22)	$(129)	$(167)	$(19)	$(15)	$—	$(17)	$—	$(369)
June 30, 2022	(36)	(146)	(179)	11	(16)	(11)	(17)	—	(394)
Operating income (loss):
June 30, 2023	$822	$(648)	$275	$152	$64	$(26)	$(48)	$—	$591
June 30, 2022	910	(1,706)	(661)	24	(155)	(63)	(32)	—	(1,683)
Net income (loss) (b):
June 30, 2023	$812	$(626)	$275	$164	$62	$67	$(278)	$—	$476
June 30, 2022	898	(1,638)	(662)	25	(155)	(58)	233	—	(1,357)
Six Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
June 30, 2023	$4,777	$1,544	$2,655	$455	$1,142	$—	$—	$(2,959)	$7,614
June 30, 2022	3,617	(1,718)	1,274	151	(197)	202	—	1,384	4,713
Depreciation and amortization:
June 30, 2023	$(51)	$(259)	$(328)	$(34)	$(29)	$—	$(34)	$—	$(735)
June 30, 2022	(72)	(269)	(358)	(31)	(32)	(28)	(34)	—	(824)
Operating income (loss):
June 30, 2023	$234	$(79)	$1,019	$199	$489	$(55)	$(85)	$—	$1,722
June 30, 2022	3,342	(3,684)	(788)	(37)	(555)	(176)	(74)	—	(1,972)
Net income (loss) (b):
June 30, 2023	$217	$(42)	$1,020	$216	$486	$40	$(763)	$—	$1,174
June 30, 2022	3,326	(3,610)	(791)	(36)	(556)	(170)	196	—	(1,641)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
June 30, 2023	$1	$246	$49	$6	$42	$—	$30	$—	$374
June 30, 2022	—	228	18	25	11	—	24	—	306
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2023	$24	$(673)	$202	$104	$103	$8	$—	$321	$89
June 30, 2022	(667)	(1,652)	(649)	(33)	(257)	4	—	1,166	$(2,088)
Six Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2023	$165	$(305)	$1,145	$116	$580	$25	$—	$(360)	$1,366
June 30, 2022	(1,037)	(3,625)	(849)	(79)	(643)	(52)	—	3,838	$(2,447)
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(b)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

19.SUPPLEMENTARY FINANCIAL INFORMATION

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

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest paid/accrued	$157	$147	$313	$273
Unrealized mark-to-market net gains on interest rate swaps	(63)	(45)	(22)	(171)
Amortization of debt issuance costs, discounts and premiums	6	7	12	13
Capitalized interest	(11)	(8)	(21)	(14)
Other	11	8	25	15
Total interest expense and related charges	$100	$109	$307	$116

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 12, was 4.72% and 4.05% as of June 30, 2023 and 2022.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income:
Insurance settlements (a)	$8	$62	$9	$63
Gain on sale of land (b)	93	5	94	5
Interest income	12	2	26	2
All other	11	2	15	7
Total other income	$124	$71	$144	$77
Other deductions:
All other	2	9	5	13
Total other deductions	$2	$9	$5	$13
____________
(a)For both the three and six months ended June 30, 2023, reported in the West segment. For the three months ended June 30, 2022, reported in the Texas segment. For the six months ended June 30, 2022, $62 million reported in the Texas segment and $1 million reported in the Corporate and Other non-segment.
(b)For both the three and six months ended June 30, 2023, $93 million reported in the Asset Closure segment. For the six months ended June 30, 2023, $1 million reported in the Texas segment. For both the three and six months ended June 30, 2022, reported in the Asset Closure segment.

Restricted Cash

	June 30, 2023		December 31, 2022
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$40	$15	$37	$33
Total restricted cash	$40	$15	$37	$33

Trade Accounts Receivable

	June 30, 2023	December 31, 2022
Wholesale and retail trade accounts receivable	$1,734	$2,124
Allowance for uncollectible accounts	(53)	(65)
Trade accounts receivable — net	$1,681	$2,059

N9210 {V} Gross trade accounts receivable as of June 30, 2023 and December 31, 2022 include unbilled retail revenues of $711 million and $607 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2023	2022
Allowance for uncollectible accounts receivable at beginning of period	$65	$45
Increase for bad debt expense	69	65
Decrease for account write-offs	(81)	(58)
Allowance for uncollectible accounts receivable at end of period	$53	$52

Inventories by Major Category

	June 30, 2023	December 31, 2022
Materials and supplies	$281	$274
Fuel stock	363	252
Natural gas in storage	32	44
Total inventories	$676	$570

Investments

	June 30, 2023	December 31, 2022
Nuclear plant decommissioning trust	$1,831	$1,648
Assets related to employee benefit plans	30	30
Land	41	41
Miscellaneous other	13	10
Total investments	$1,915	$1,729

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

	June 30, 2023	December 31, 2022
Debt securities (a)	$678	$658
Equity securities (b)	1,153	990
Total	$1,831	$1,648
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 2.94% and 2.64% as of June 30, 2023 and December 31, 2022, respectively, and an average maturity of 11 years as of both June 30, 2023 and December 31, 2022.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held as of June 30, 2023 mature as follows: $258 million in one to five years, $142 million in five to 10 years and $278 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales of securities	$132	$236	$251	$334
Investments in securities	$(137)	$(242)	$(262)	$(345)

Property, Plant and Equipment

	June 30, 2023	December 31, 2022
Power generation and structures	$17,113	$16,597
Land	572	584
Office and other equipment	154	163
Total	17,839	17,344
Less accumulated depreciation	(6,159)	(5,753)
Net of accumulated depreciation	11,680	11,591
Finance lease right-of-use assets (net of accumulated depreciation)	166	173
Nuclear fuel (net of accumulated amortization of $133 million and $152 million)	336	268
Construction work in progress	355	522
Property, plant and equipment — net	$12,537	$12,554

Depreciation expenses totaled $332 million and $341 million for the three months ended June 30, 2023 and 2022, respectively, and $655 million and $719 million for six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.715 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $116 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,688	$284	$465	$2,437	$1,635	$320	$495	$2,450
Additions:
Accretion	27	6	11	44	26	7	10	43
Adjustment for change in estimates	—	4	9	13	—	(2)	5	3
Reductions:
Payments	—	(33)	(8)	(41)	—	(37)	(9)	(46)
Liability at end of period	1,715	261	477	2,453	1,661	288	501	2,450
Less amounts due currently	—	(90)	(29)	(119)	—	(98)	(14)	(112)
Noncurrent liability at end of period	$1,715	$171	$448	$2,334	1,661	190	487	2,338

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2023	December 31, 2022
Retirement and other employee benefits	$234	$237
Winter Storm Uri impact (a)	28	35
Identifiable intangible liabilities (Note 6)	133	140
Regulatory liability (b)	116	—
Finance lease liabilities	232	237
Uncertain tax positions, including accrued interest	—	13
Liability for third-party remediation	20	37
Accrued severance costs	38	36
Other accrued expenses	169	269
Total other noncurrent liabilities and deferred credits	$970	$1,004
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of June 30, 2023, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $116 million in other noncurrent liabilities and deferred credits. As of December 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $40 million in other noncurrent assets.

Fair Value of Debt

		June 30, 2023		December 31, 2022
Long-term debt (see Note 12):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,504	$2,497	$2,519	$2,486
Vistra Operations Senior Notes	Level 2	9,388	8,862	9,378	8,830
Equipment Financing Agreements	Level 3	75	70	74	72

We determine fair value in accordance with accounting standards as discussed in Note 15. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$643	$455
Restricted cash included in current assets	40	37
Restricted cash included in noncurrent assets	15	33
Total cash, cash equivalents and restricted cash	$698	$525

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash payments related to:
Interest paid	$322	$264
Capitalized interest	(21)	(14)
Interest paid (net of capitalized interest)	$301	$250

For the six months ended June 30, 2023 and 2022, we paid state income taxes of $19 million and $18 million respectively, and received state income tax refunds of $9 million and $8 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as may," "will," "should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company's 2022 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and six months ended June 30, 2023. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Operating Segments

Vistra has six reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, (v) Sunset and (vi) Asset Closure. See Note 18 to the Financial Statements for further information concerning our reportable business segments.

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

Climate Change, Investments in Clean Energy and CO2 Reductions

Environmental Regulations — We are subject to extensive environmental regulation by governmental authorities, including the EPA and the environmental regulatory bodies of states in which we operate. Environmental regulations could have a material impact on our business, such as certain corrective action measures that may be required under the CCR rule and the ELG rule (see Note 13 to the Financial Statements). However, such rules and the regulatory environment are continuing to evolve and change, and we cannot predict the ultimate effect that such changes may have on our business.

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
•In January 2022, we announced that, subject to approval by the CPUC, we would enter into a 15-year resource adequacy contract with PG&E to develop an additional 350 MW battery ESS at our Moss Landing Power Plant site. The CPUC approved the resource adequacy and energy settlement contract in April 2022. This battery ESS entered commercial operations in June 2023.

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

Macroeconomic Conditions

With forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of June 30, 2023, we have hedged approximately 86% of our expected generation volumes on average for the balance of 2023 through 2025 (with approximately 98% hedged for the balance of 2023 and approximately 95% hedged for 2024).

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

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023	13,308,465	$23.11	$308
Three Months Ended June 30, 2023	10,144,891	24.39	247
Six Months Ended June 30, 2023	23,453,356	$23.66	$555	$1,450
July 1, 2023 through August 4, 2023	3,166,429	27.31	86
January 1, 2023 through August 4, 2023	26,619,785	$24.10	$641	$1,364

Since the Share Repurchase Program became effective in October 2021 through August 4, 2023, 124,420,697 shares of our common stock were repurchased for approximately $2.886 billion at an average price of $23.20 per share of common stock.

See Note 14 to the Financial Statements for more information concerning the Share Repurchase Program.

Collateral Financing Agreement With Affiliate

On June 15, 2023, Vistra Operations entered into a facility agreement (Facility Agreement) with a Delaware trust formed by the Company that sold 450,000 pre-capitalized trust securities (P-Caps) redeemable May 17, 2028 for an initial purchase price of $450 million. The Trust is not consolidated by Vistra. The Trust invested the proceeds from the sale of the P-Caps in a portfolio of either (a) U.S. Treasury securities (Treasuries) or (b) Treasuries and/or principal and interest strips of Treasuries (Treasury Strips, and together with the Treasuries and cash denominated in U.S. dollars, the Eligible Assets). At the direction of Vistra Operations, the Eligible Assets held by the Trust will be (i) delivered to one or more designated subsidiaries of Vistra Operations in order to allow such subsidiaries to use the Eligible Assets to meet certain posting obligations with counterparties, and/or (ii) pledged as collateral support for a letter of credit program.

Under the Facility Agreement, Vistra Operations will have the right (Issuance Right), from time to time, to require the Trust to purchase from Vistra Operations up to $450 million aggregate principal amount of Vistra Operations' 7.233% senior secured notes due 2028 (7.233% Senior Secured Notes) in exchange for the delivery of all or a portion of the Treasuries and Treasury Strips corresponding to the portion of the issuance right exercised at such time.

The Trust will terminate at any time prior to May 17, 2028 and distribute the 7.233% Senior Secured Notes to the holders of the P-Caps if its sole assets consist of 7.233% Senior Secured Notes that Vistra Operations is no longer entitled to repurchase.

See Note 11 for additional details of the collateral financing agreement with affiliate.

Debt Activity

We remain committed to a strong balance sheet and have continued to state our objective to reduce our consolidated net leverage. We also intend to maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities. See Note 12 to the Financial Statements for details of our debt activity, including the April 2023 Amendment to the Vistra Operations Credit Agreement, and Note 10 to the Financial Statements for details of our accounts receivable financing.

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of June 30, 2023 were as follows:

	2023	2024
Nuclear/Renewable/Coal Generation:
Texas	99%	97%
Sunset	96%	61%
Gas Generation:
Texas	100%	92%
East	96%	96%
West	97%	88%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of June 30, 2023.

	Balance 2023	2024
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$1	$4
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$(3)
Gas Generation: $1.00/MWh increase in spark spread	$—	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(3)	$(5)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$7
East:
Gas Generation: $1.00/MWh increase in spark spread	$2	$3
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(2)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(3)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$3
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$(1)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$2	$26
Coal Generation: $2.50/MWh decrease in power price	$—	$(25)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(12)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$12

RESULTS OF OPERATIONS

In the three and six months ended June 30, 2023, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected the effectiveness of our comprehensive hedging strategy and the value we were able to lock in as forward power and gas curves moved up materially in 2022. We believe remaining long-dated hedges position us to significantly benefit operating results through the remainder of 2023 and beyond, supporting the continued execution of our share repurchase and overall capital allocation strategy.

Consolidated Financial Results — Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2023	2022		2023	2022
Operating revenues	$3,189	$1,588	$1,601	$7,614	$4,713	$2,901
Fuel, purchased power costs and delivery fees	(1,475)	(2,162)	687	(3,645)	(4,441)	796
Operating costs	(445)	(435)	(10)	(866)	(851)	(15)
Depreciation and amortization	(369)	(394)	25	(735)	(824)	89
Selling, general and administrative expenses	(309)	(280)	(29)	(597)	(569)	(28)
Impairment of long-lived assets	—	—	—	(49)	—	(49)
Operating income (loss)	591	(1,683)	2,274	1,722	(1,972)	3,694
Other income	124	71	53	144	77
Other deductions	(2)	(9)	7	(5)	(13)	8
Interest expense and related charges	(100)	(109)	9	(307)	(116)	(191)
Impacts of Tax Receivable Agreement	(14)	(34)	20	(79)	(115)	36
Income (loss) before income taxes	599	(1,764)	2,363	1,475	(2,139)	3,547
Income tax (expense) benefit	(123)	407	(530)	(301)	498	(799)
Net income (loss)	$476	$(1,357)	$1,833	$1,174	$(1,641)	$2,748

	Three Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,427	$191	$846	$224	$314	$—	$(813)	$3,189
Fuel, purchased power costs and delivery fees	(1,352)	(444)	(299)	(32)	(161)	—	813	(1,475)
Operating costs	(28)	(235)	(87)	(14)	(63)	(18)	—	(445)
Depreciation and amortization	(22)	(129)	(167)	(19)	(15)	—	(17)	(369)
Selling, general and administrative expenses	(203)	(31)	(18)	(7)	(11)	(8)	(31)	(309)
Operating income (loss)	822	(648)	275	152	64	(26)	(48)	591
Other income	—	16	1	8	—	95	4	124
Other deductions	—	—	—	—	(1)	—	(1)	(2)
Interest expense and related charges	(10)	6	—	4	(1)	(2)	(97)	(100)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(14)	(14)
Income (loss) before income taxes	812	(626)	276	164	62	67	(156)	599
Income tax expense	—	—	(1)	—	—	—	(122)	(123)
Net income (loss)	$812	$(626)	$275	$164	$62	$67	$(278)	$476

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$1,792	$(623)	$319	$79	$(79)	$117	$(17)	$1,588
Fuel, purchased power costs and delivery fees	(616)	(697)	(713)	(51)	14	(116)	17	(2,162)
Operating costs	(35)	(208)	(73)	(11)	(65)	(43)	—	(435)
Depreciation and amortization	(36)	(146)	(179)	11	(16)	(11)	(17)	(394)
Selling, general and administrative expenses	(195)	(32)	(15)	(4)	(9)	(10)	(15)	(280)
Operating income (loss)	910	(1,706)	(661)	24	(155)	(63)	(32)	(1,683)
Other income	—	63	—	—	—	6	2	71
Other deductions	(8)	(1)	—	—	—	—	—	(9)
Interest expense and related charges	(4)	6	(1)	1	—	(1)	(110)	(109)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(34)	(34)
Income (loss) before income taxes	898	(1,638)	(662)	25	(155)	(58)	(174)	(1,764)
Income tax benefit	—	—	—	—	—	—	407	407
Net income (loss)	$898	$(1,638)	$(662)	$25	$(155)	$(58)	$233	$(1,357)

Operating income (loss) increased $2.274 billion to operating income of $591 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Results for the three months ended June 30, 2023 were favorably impacted by $54 million in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down slightly in the three months ended June 30, 2023 compared to $1.987 billion in pre-tax unrealized mark-to-market losses on commodity derivative positions due to power and natural gas forward market curves moving up materially in the three months ended June 30, 2022.

For the three months ended June 30, 2023, other income totaled $124 million driven by a gain of $89 million from the sale of property in Freestone County, Texas. For the three months ended June 30, 2022, other income totaled $71 million driven by insurance proceeds of $62 million. See Note 19 to the Financial Statements.

Interest expense and related charges decreased $9 million to $100 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven by unrealized mark-to-market gains on interest rate swaps of $63 million in 2023 compared to $45 million in 2022 due to increased notional as a result of the execution of new swaps in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, partially offset by an increase in interest paid/accrued of $10 million driven by higher effective interest rates in 2023. See Notes 12 and 19 to the Financial Statements.

For the three months ended June 30, 2023 and 2022, the impacts of the TRA resulted in expense of $14 million and $34 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the three months ended June 30, 2023, income tax expense totaled $123 million and the effective tax rate was 20.5%. For the three months ended June 30, 2022, income tax benefit totaled $407 million, and the effective tax rate was 23.1%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Six Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$4,777	$1,544	$2,655	$455	$1,142	$—	$(2,959)	$7,614
Fuel, purchased power costs and delivery fees	(4,042)	(839)	(1,119)	(180)	(423)	(1)	2,959	(3,645)
Operating costs	(56)	(463)	(152)	(29)	(128)	(38)	—	(866)
Depreciation and amortization	(51)	(259)	(328)	(34)	(29)	—	(34)	(735)
Selling, general and administrative expenses	(394)	(62)	(37)	(13)	(24)	(16)	(51)	(597)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	234	(79)	1,019	199	489	(55)	(85)	1,722
Other income	—	28	2	9	1	98	6	144
Other deductions	—	(1)	—	—	(2)	—	(2)	(5)
Interest expense and related charges	(17)	10	—	8	(2)	(3)	(303)	(307)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(79)	(79)
Income (loss) before income taxes	217	(42)	1,021	216	486	40	(463)	1,475
Income tax expense	—	—	(1)	—	—	—	(300)	(301)
Net income (loss)	$217	$(42)	$1,020	$216	$486	$40	$(763)	$1,174

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,617	$(1,718)	$1,274	$151	$(197)	$202	$1,384	$4,713
Fuel, purchased power costs and delivery fees	248	(1,223)	(1,541)	(124)	(181)	(236)	(1,384)	(4,441)
Operating costs	(68)	(409)	(130)	(23)	(127)	(93)	(1)	(851)
Depreciation and amortization	(72)	(269)	(358)	(31)	(32)	(28)	(34)	(824)
Selling, general and administrative expenses	(383)	(65)	(33)	(10)	(18)	(21)	(39)	(569)
Operating income (loss)	3,342	(3,684)	(788)	(37)	(555)	(176)	(74)	(1,972)
Other income	—	64	—	—	—	8	5	77
Other deductions	(11)	(1)	—	—	—	(1)	—	(13)
Interest expense and related charges	(5)	11	(3)	1	(1)	(1)	(118)	(116)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(115)	(115)
Income (loss) before income taxes	3,326	(3,610)	(791)	(36)	(556)	(170)	(302)	(2,139)
Income tax benefit	—	—	—	—	—	—	498	498
Net income (loss)	$3,326	$(3,610)	$(791)	$(36)	$(556)	$(170)	$196	$(1,641)

Operating income (loss) increased $3.694 billion to operating income of $1.722 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Results for the six months ended June 30, 2023 were favorably impacted by $1.139 billion in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down in the six months ended June 30, 2023 compared to $2.347 billion in pre-tax unrealized mark-to-market losses on commodity derivative positions due to power and natural gas forward market curves moving up materially in the six months ended June 30, 2022.

For the six months ended June 30, 2023, other income totaled $144 million driven by a gain of $89 million from the sale of property in Freestone County, Texas. For the six months ended June 30, 2022, other income totaled $77 million driven by insurance proceeds of $63 million. See Note 19 to the Financial Statements.

Interest expense and related charges increased $191 million to $307 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven by unrealized mark-to-market gains on interest rate swaps of $22 million in 2023 compared to $171 million in 2022 due to less volatility in interest rates in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and an increase in interest paid/accrued of $40 million driven by higher effective interest rates in 2023. See Note 19 to the Financial Statements.

For the six months ended June 30, 2023 and 2022, the impacts of the TRA resulted in expense of $79 million and $115 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the six months ended June 30, 2023, income tax expense totaled $301 million and the effective tax rate was 20.4%. For the six months ended June 30, 2022, income tax benefit totaled $498 million, and the effective tax rate was 23.3%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

EBITDA and Adjusted EBITDA — We believe EBITDA and Adjusted EBITDA provide meaningful representations of our operating performance. We consider EBITDA as another way to measure financial performance on an ongoing basis. Adjusted EBITDA is meant to reflect the operating performance of our segments for the period presented. We define EBITDA as earnings (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (i) gains or losses on the sale or retirement of depreciable assets, (ii) the impacts of mark-to-market changes on derivatives, (iii) the impact of impairment charges, (iv) certain amounts associated with fresh-start reporting, acquisitions, dispositions, transition costs or restructurings, (v) non-cash compensation expense, (vi) impacts from the Tax Receivable Agreement and (vii) other nonrecurring or unusual items.

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

Adjusted EBITDA — Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,		Favorable (Unfavorable) $ Change	Six Months Ended June 30,		Favorable (Unfavorable) $ Change
	2023	2022		2023	2022
Net income (loss)	$476	$(1,357)	$1,833	$1,174	$(1,641)	$2,815
Income tax expense (benefit)	123	(407)	530	301	(498)	799
Interest expense and related charges (a)	100	109	(9)	307	116	191
Depreciation and amortization (b)	388	412	(24)	777	864	(87)
EBITDA before Adjustments	1,087	(1,243)	2,330	2,559	(1,159)	3,718
Unrealized net (gain) loss resulting from commodity hedging transactions (c)	(54)	1,987	(2,041)	(1,139)	2,347	(3,486)
Generation plant retirement expenses	1	—	1	1	6	(5)
Fresh start/purchase accounting impacts	3	—	3	4	—	4
Impacts of Tax Receivable Agreement	14	34	(20)	79	115	(36)
Non-cash compensation expenses	21	17	4	43	34	9
Transition and merger expenses	15	3	12	17	20	(3)
Impairment of long-lived assets	—	—	—	49	—	49
PJM capacity performance default impacts (d)	(12)	—	(12)	8	—	8
Winter Storm Uri impacts (e)	(5)	(62)	57	(38)	(116)	78
Other, net	(3)	1	(4)	(3)	31	(34)
Adjusted EBITDA	$1,067	$737	$330	$1,580	$1,278	$302
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $63 million and $22 million for the three and six months ended June 30, 2023, respectively, and unrealized mark-to-market net gains on interest rate swaps of $45 million and $171 million for the three and six months ended June 30, 2022, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $19 million and $18 million for the three months ended June 30, 2023 and 2022, respectively, and $42 million and $40 million for the six months ended June 30, 2023 and 2022, respectively.
(c)Net pre-tax unrealized mark-to-market gains on commodity hedging transactions were driven by a decrease in power and natural gas price curves during the three and six months ended June 30, 2023. Net pre-tax unrealized mark-to-market losses on commodity hedging transactions were driven by an increase in power and natural gas forward market curves during the three and six months ended June 30, 2022.
(d)For the three months ended June 30, 2023, represents change in estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott. For the six months ended June 30, 2023, represents estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott, which amounts have been and will continue to be withheld by PJM from our net bonus position during 2023.
(e)For the three and six months ended June 30, 2023, includes reductions to Adjusted EBITDA reflecting bill credit applications of $5 million and $39 million, respectively. For the three and six months ended June 30, 2022, includes reductions to Adjusted EBITDA reflecting default uplift charges of $12 million and $56 million, respectively, attributable to ERCOT receiving payments that reduced the market wide default balance, and bill credit applications of $53 million and $66 million, respectively. In 2021, an adjustment for future bill credits was recorded related to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. These amounts reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$812	$(626)	$275	$164	$62	$67	$(278)	$476
Income tax expense	—	—	1	—	—	—	122	123
Interest expense and related charges (a)	10	(6)	—	(4)	1	2	97	100
Depreciation and amortization (b)	22	148	167	19	15	—	17	388
EBITDA before Adjustments	844	(484)	443	179	78	69	(42)	1,087
Unrealized net (gain) loss resulting from hedging transactions	(347)	693	(226)	(117)	(49)	(8)	—	(54)
Generation plant retirement expenses	—	—	—	—	3	(2)	—	1
Fresh start/purchase accounting impacts	1	—	1	—	1	—	—	3
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	14	14
Non-cash compensation expenses	—	—	—	—	—	—	21	21
Transition and merger expenses	—	—	—	—	—	—	15	15
PJM capacity performance default impacts (c)	—	—	(9)	—	(3)	—	—	(12)
Winter Storm Uri impacts (d)	(5)	—	—	—	—	—	—	(5)
Other, net	5	(2)	2	1	10	—	(19)	(3)
Adjusted EBITDA	$498	$207	$211	$63	$40	$59	$(11)	$1,067
____________
(a)Includes $63 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $19 million in the Texas segment.
(c)Represents change in estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott.
(d)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri.

	Three Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$898	$(1,638)	$(662)	$25	$(155)	$(58)	$233	$(1,357)
Income tax benefit	—	—	—	—	—	—	(407)	(407)
Interest expense and related charges (a)	4	(6)	1	(1)	—	1	110	109
Depreciation and amortization (b)	36	164	179	(11)	16	11	17	412
EBITDA before Adjustments	938	(1,480)	(482)	13	(139)	(46)	(47)	(1,243)
Unrealized net (gain) loss resulting from hedging transactions	(500)	1,665	645	28	124	25	—	1,987
Generation plant retirement expenses	—	—	—	—	1	(1)	—	—
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	34	34
Non-cash compensation expenses	—	—	—	—	—	—	17	17
Transition and merger expenses	3	—	—	—	—	—	—	3
Winter Storm Uri impacts (c)	(52)	(10)	—	—	—	—	—	(62)
Other, net	14	6	1	(1)	(7)	3	(15)	1
Adjusted EBITDA	$403	$181	$164	$40	$(21)	$(19)	$(11)	$737
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

	Six Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$217	$(42)	$1,020	$216	$486	$40	$(763)	$1,174
Income tax expense	—	—	1	—	—	—	300	301
Interest expense and related charges (a)	17	(10)	—	(8)	2	3	303	307
Depreciation and amortization (b)	51	301	328	34	29	—	34	777
EBITDA before Adjustments	285	249	1,349	242	517	43	(126)	2,559
Unrealized net (gain) loss resulting from hedging transactions	212	346	(1,149)	(135)	(388)	(25)	—	(1,139)
Generation plant retirement expenses	—	—	—	—	3	(2)	—	1
Fresh start/purchase accounting impacts	1	(1)	3	—	1	—	—	4
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	79	79
Non-cash compensation expenses	—	—	—	—	—	—	43	43
Transition and merger expenses	(2)	1	—	—	1	—	17	17
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	6	—	2	—	—	8
Winter Storm Uri impacts (d)	(39)	1	—	—	—	—	—	(38)
Other, net	12	(6)	3	2	18	2	(34)	(3)
Adjusted EBITDA	$469	$590	$212	$109	$203	$18	$(21)	$1,580
____________
(a)Includes $22 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $42 million in the Texas segment.
(c)Represents estimate of anticipated market participant defaults on PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott, which amounts have been and will continue to be withheld by PJM from our net bonus position during 2023.
(d)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. We estimate remaining bill credit amounts to be applied in future periods are for the remainder of 2023 (approximately $14 million), 2024 (approximately $11 million) and 2025 (approximately $25 million).

	Six Months Ended June 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$3,326	$(3,610)	$(791)	$(36)	$(556)	$(170)	$196	$(1,641)
Income tax benefit	—	—	—	—	—	—	(498)	(498)
Interest expense and related charges (a)	5	(11)	3	(1)	1	1	118	116
Depreciation and amortization (b)	72	309	358	31	32	28	34	864
EBITDA before Adjustments	3,403	(3,312)	(430)	(6)	(523)	(141)	(150)	(1,159)
Unrealized net (gain) loss resulting from hedging transactions	(2,805)	3,696	738	71	537	110	—	2,347
Generation plant retirement expenses	—	—	—	—	5	1	—	6
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	115	115
Non-cash compensation expenses	—	—	—	—	—	—	34	34
Transition and merger expenses	9	—	1	—	—	—	10	20
Winter Storm Uri impacts (c)	(64)	(52)	—	—	—	—	—	(116)
Other, net	23	19	3	1	3	11	(29)	31
Adjusted EBITDA	$566	$351	$312	$66	$22	$(19)	$(20)	$1,278
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

Retail Segment — Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2023	2022		2023	2022
Operating revenues:
Revenues in ERCOT	$1,969	$1,913	$56	$3,692	$3,465	$227
Revenues in Northeast/Midwest	435	547	(112)	921	1,190	(269)
Amortization expense	(1)	(1)	—	(1)	(1)	—
Unrealized net gains (losses) on hedging activities	24	(667)	691	165	(1,037)	1,202
Total operating revenues	2,427	1,792	635	4,777	3,617	1,160
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(1,134)	(1,183)	49	(2,598)	(2,453)	(145)
Unrealized net gains (losses) on hedging activities with affiliates (a)	321	1,166	(845)	(360)	3,838	(4,198)
Unrealized net gains (losses) on hedging activities	2	1	1	(17)	4	(21)
Delivery fees	(513)	(563)	50	(1,010)	(1,074)	64
Other costs	(28)	(37)	9	(57)	(67)	10
Total fuel, purchased power costs and delivery fees	(1,352)	(616)	(736)	(4,042)	248	(4,290)
Net income (loss)	$812	$898	$(86)	$217	$3,326	$(3,109)
Adjusted EBITDA	$498	$403	$95	$469	$566	$(97)

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	17,086	16,823	263	32,068	31,036	1,032
Sales volumes in Northeast/Midwest	6,200	8,326	(2,126)	12,030	17,432	(5,402)
Total retail electricity sales volumes	23,286	25,149	(1,863)	44,098	48,468	(4,370)
Weather (North Texas average) - percent of normal (b):
Cooling degree days	101.9%	123.5%		103.7%	119.3%
Heating degree days	67.4%	28.4%		81.7%	111.8%
____________
(a)Includes unrealized net gains/(losses) from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(b)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2023 Compared to 2022	Six Months Ended June 30, 2023 Compared to 2022
Higher margins driven by seasonality of power costs	122	$6
Winter Storm Uri impact, including bill credits	49	28
Lower margins due to mild weather in 2023	(64)	(108)
Other primarily driven by higher selling costs and bad debt expense due to higher revenues in ERCOT	(12)	(23)
Change in Adjusted EBITDA	$95	$(97)
Unfavorable impact of unrealized net losses on hedging activities	(153)	(3,017)
Bill credits and other costs related to Winter Storm Uri	(47)	(25)
Decrease in depreciation and amortization expenses	14	21
Change in other expenses	5	9
Change in Net income (loss)	$(86)	$(3,109)

Generation — Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues:
Electricity sales	$105	$369	$321	$573	$118	$111	$129	$33
Capacity revenue from ISO/RTO	—	—	22	(4)	—	—	9	22
Sales to affiliates	756	660	302	397	2	1	74	125
Rolloff of unrealized net gains (losses) representing positions settled in the current period	102	(63)	67	(105)	(21)	2	(48)	33
Unrealized net gains (losses) on hedging activities	(281)	(671)	9	(393)	126	(37)	103	(202)
Unrealized net gains (losses) on hedging activities with affiliates	(494)	(918)	126	(151)	(1)	2	48	(88)
Other revenues	3	—	(1)	2	—	—	(1)	(2)
Operating revenues	191	(623)	846	319	224	79	314	(79)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(342)	(582)	(304)	(709)	(44)	(55)	(106)	(118)
Fuel for generation facilities and purchased power costs from affiliates	8	(3)	(8)	1	—	—	—	2
Unrealized gains (losses) from hedging activities	(20)	(11)	24	4	13	5	(54)	131
Unrealized gains (losses) on hedging activities with affiliates	—	(2)	—	—	—	—	—	2
Ancillary and other costs	(90)	(99)	(11)	(9)	(1)	(1)	(1)	(3)
Fuel, purchased power costs and delivery fees	(444)	(697)	(299)	(713)	(32)	(51)	(161)	14
Net income (loss)	$(626)	$(1,638)	$275	$(662)	$164	$25	$62	$(155)
Adjusted EBITDA	$207	$181	$211	$164	$63	$40	$40	$(21)
Production volumes (GWh):
Natural gas facilities	10,949	7,749	13,909	11,418	733	869
Lignite and coal facilities	6,189	5,363					2,801	4,571
Nuclear facilities	4,034	4,137
Solar facilities	237	263
Capacity factors:
CCGT facilities	58.8%	43.7%	57.1%	48.0%	32.8%	37.7%
Lignite and coal facilities	73.6%	63.8%					28.0%	45.7%
Nuclear facilities	77.0%	78.9%
Weather - percent of normal (a):
Cooling degree days	98.8%	129.6%	65.7%	96.2%	30.2%	101.7%	108.0%	126.0%
Heating degree days	90.4%	17.6%	88.6%	95.0%	188.1%	127.5%	81.7%	96.9%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$36.53	$63.08	PJM West Hub	$35.40	$93.27
			AEP Dayton Hub	$34.88	$94.06
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.12	$7.40	NYISO Zone C	$24.02	$50.24
			Massachusetts Hub	$32.58	$73.29
Average natural gas price (a):			Indiana Hub	$40.02	$95.15
TetcoM3 ($/MMBtu)	$1.50	$6.78	Northern Illinois Hub	$30.04	$84.99
Algonquin Citygates ($/MMBtu)	$2.02	$7.19	CAISO NP15	$33.57	$69.55
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs we incurred.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30, 2023 Compared to 2022
	Texas	East	West	Sunset
Favorable change in revenue net of fuel	$107	$63	$19	$61
Favorable/(unfavorable) change in other operating costs	(27)	(13)	(3)	4
Favorable/(unfavorable) change in selling, general and administrative expenses	3	(3)	(1)	(4)
Other	(57)	—	8	—
Change in Adjusted EBITDA	$26	$47	$23	$61
Favorable/(unfavorable) change in depreciation and amortization	16	12	(30)	1
Change in unrealized net gains on hedging activities	972	871	145	173
Generation plant retirement, transition and merger expenses	—	—	—	(2)
Fresh start/purchase accounting impacts	—	(1)	—	(1)
PJM capacity performance default impacts	—	9	—	3
Winter Storm Uri impact (ERCOT default uplift)	(10)	—	—	—
Other (including interest expenses)	8	(1)	1	(18)
Change in Net income (loss)	$1,012	$937	$139	$217

The favorable change in Texas segment results was driven by lower unrealized hedging losses due to less material increases in power prices in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change in Texas segment results was also driven by higher revenue net of fuel in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to strong generation performance during periods of higher pricing and the effectiveness of our comprehensive hedging strategy.

The favorable changes in East, West and Sunset segment results were primarily driven by unrealized hedging gains due to decreases in forward power prices in the three months ended June 30, 2023 compared to unrealized hedging losses due to increases in power prices in the three months ended June 30, 2022.

The change in East segment results was also driven by higher revenue net of fuel in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to higher energy margins reflecting the effectiveness of our comprehensive hedging strategy driving higher realized energy margins.

The change in West segment results was driven by higher revenue net of fuel in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to higher margins and increased output from battery ESS assets which were partially offline in 2022 (see Note 3).

The change in Sunset segment results was also driven by higher revenue net of fuel in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to the effectiveness of our comprehensive hedging strategy.

Generation — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues:
Electricity sales	$191	$603	$710	$1,218	$331	$227	$370	$162
Capacity revenue from ISO/RTO	—	—	30	(10)	—	—	27	56
Sales to affiliates	1,653	1,304	772	914	8	3	166	232
Rolloff of unrealized net gains (losses) representing positions settled in the current period	279	188	423	(69)	29	(2)	(63)	76
Unrealized net gains (losses) on hedging activities	(275)	(885)	201	(120)	90	(80)	492	(494)
Unrealized net gains (losses) on hedging activities with affiliates	(309)	(2,928)	521	(660)	(3)	3	151	(225)
Other revenues	5	—	(2)	1	—	—	(1)	(4)
Operating revenues	1,544	(1,718)	2,655	1,274	455	151	1,142	(197)
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(665)	(993)	(1,090)	(1,638)	(197)	(129)	(229)	(282)
Fuel for generation facilities and purchased power costs from affiliates	8	(3)	(8)	1	—	—	—	1
Unrealized gains (losses) from hedging activities	(41)	(66)	4	110	19	8	(192)	102
Unrealized gains (losses) from hedging activities with affiliates	—	(5)	—	1	—	—	—	4
Ancillary and other costs	(141)	(156)	(25)	(15)	(2)	(3)	(2)	(6)
Fuel, purchased power costs and delivery fees	(839)	(1,223)	(1,119)	(1,541)	(180)	(124)	(423)	(181)
Net income (loss)	$(42)	$(3,610)	$1,020	$(791)	$216	$(36)	$486	$(556)
Adjusted EBITDA	$590	$351	$212	$312	$109	$66	$203	$22
Production volumes (GWh):
Natural gas facilities	17,174	13,650	28,494	25,754	2,276	2,065
Lignite and coal facilities	11,160	11,733					6,317	10,523
Nuclear facilities	9,261	9,360
Solar facilities	391	429
Capacity factors:
CCGT facilities	47.0%	38.9%	59.6%	54.7%	51.3%	45.8%
Lignite and coal facilities	66.7%	70.2%					31.8%	52.9%
Nuclear facilities	88.8%	89.8%
Weather - percent of normal (a):
Cooling degree days	102.9%	122.9%	65.6%	96.0%	29.0%	100.9%	108.0%	126.0%
Heating degree days	81.5%	128.1%	85.1%	99.4%	154.4%	98.1%	86.1%	103.7%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$29.29	$50.07	PJM West Hub	$35.87	$75.68
			AEP Dayton Hub	$34.27	$72.45
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.40	$6.01	NYISO Zone C	$27.49	$61.32
			Massachusetts Hub	$42.28	$94.11
Average natural gas price (a):			Indiana Hub	$37.77	$75.53
TetcoM3 ($/MMBtu)	$2.21	$6.75	Northern Illinois Hub	$29.81	$64.72
Algonquin Citygates ($/MMBtu)	$3.57	$10.41	CAISO NP15	$66.72	$60.06
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs we incurred.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six Months Ended June 30, 2023 Compared to 2022
	Texas	East	West	Sunset
Favorable/(unfavorable) change in revenue net of fuel	$345	$(74)	$41	$191
Unfavorable change in other operating costs	(54)	(22)	(6)	(3)
Favorable/(unfavorable) change in selling, general and administrative expenses	12	(4)	(1)	(8)
Other	(64)	—	9	1
Change in Adjusted EBITDA	$239	$(100)	$43	$181
Favorable/(unfavorable) change in depreciation and amortization	8	30	(3)	3
Change in unrealized net gains on hedging activities	3,350	1,887	206	925
Impairment of long-lived assets	—	—	—	(49)
Generation plant retirement expenses	—	—	—	2
Fresh start/purchase accounting impacts	1	(3)	—	(1)
PJM capacity performance default impacts	—	(6)	—	(2)
Winter Storm Uri impact (ERCOT default uplift)	(53)	—	—	—
Other (including interest expenses)	23	3	6	(17)
Change in Net income (loss)	$3,568	$1,811	$252	$1,042

The favorable change in Texas segment results was primarily driven by lower unrealized hedging losses due to decreases in forward power prices in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change in Texas segment results was also driven by higher revenue net of fuel in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to strong generation performance during periods of higher pricing and the effectiveness of our comprehensive hedging strategy.

The favorable changes in East, West and Sunset segment results were primarily driven by unrealized hedging gains due to decreases in forward power prices in the six months ended June 30, 2023 compared to unrealized hedging losses due to increases in power prices in the six months ended June 30, 2022.

The change in East segment results was also driven by lower revenue net of fuel in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices in the first quarter of 2023.

The change in West segment results was driven by higher revenue net of fuel in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased output from battery ESS assets which were partially offline in 2022 (see Note 3).

The change in Sunset segment results was also driven by higher revenue net of fuel in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to the effectiveness of our comprehensive hedging strategy. A $49 million impairment of assets related to our Kincaid generation facility was recognized in the first quarter of 2023. See Note 19 to the Financial Statements for more information concerning the impairment.

Asset Closure Segment — Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2023	2022		2023	2022
Operating revenues	$—	$117	$(117)	$—	$202	$(202)
Fuel, purchased power costs and delivery fees	—	(116)	116	(1)	(236)	235
Operating costs	$(18)	$(43)	$25	$(38)	$(93)	$55
Depreciation and amortization	—	(11)	11	—	(28)	28
Selling, general and administrative expenses	(8)	(10)	2	(16)	(21)	5
Operating loss	(26)	(63)	37	(55)	(176)	121
Other income	95	6	89	98	8	90
Other deductions	—	—	—	—	(1)	1
Interest expense and related charges	(2)	(1)	(1)	(3)	(1)	(2)
Income (loss) before income taxes	67	(58)	125	40	(170)	210
Net income (loss)	$67	$(58)	$125	$40	$(170)	$210
Adjusted EBITDA	$59	$(19)	$78	$18	$(19)	$37
Production volumes (GWh)	—	3,308	(3,308)	—	7,204	(7,204)

For the three and six months ended June 30, 2022, results and volumes for the Asset Closure segment include those from Edwards generation plant that we retired on January 1, 2023, and include unrealized hedging losses related to coal and power derivatives of $9 million and $42 million in the three and six months ended June 30, 2022, respectively. Operating costs for the three and six months ended June 30, 2023 and 2022 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. Other income for the three and six months ended June 30, 2023, includes a gain of $89 million from the sale of property in Freestone County, Texas. Results were also favorably impacted in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 by the retirements of the Zimmer, Joppa and Edwards generation plants on June 1, 2022, September 1, 2022 and January 1, 2023, respectively.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2023 and 2022. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $1.139 billion in unrealized net gains and $2.347 billion in unrealized net losses for the six months ended June 30, 2023 and 2022, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2023	2022
Commodity contract net liability at beginning of period	$(3,148)	$(866)
Settlements/termination of positions (a)	799	319
Changes in fair value of positions in the portfolio (b)	340	(2,666)
Other activity (c)	(39)	37
Commodity contract net liability at end of period	$(2,048)	$(3,176)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values as of June 30, 2023, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of June 30, 2023
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(462)	$(298)	$2	$—	$(758)
Prices provided by other external sources	(108)	(62)	—	—	(170)
Prices based on models	(265)	(541)	(164)	(150)	(1,120)
Total	$(835)	$(901)	$(162)	$(150)	$(2,048)

FINANCIAL CONDITION

Operating Cash Flows

Cash provided by operating activities totaled $3.012 billion for the six months ended June 30, 2023 and cash used in operating activities totaled $723 million for the six months ended June 30, 2022. The favorable change of $3.735 billion was primarily driven by a decrease in net margin deposits of $2.014 billion in the six months ended June 30, 2023 as compared to an increase in net margin deposits of $1.893 billion in the six months ended June 30, 2022 related to commodity contracts which support our comprehensive hedging strategy, including the impacts of cash margin deposits returned and replaced with amounts posted under an affiliate financing agreement (see Note 11 to the Financial Statements), partially offset by $544 million of securitization proceeds from ERCOT in 2022 (see Note 1 to the Financial Statements).

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $206 million and $230 million for the six months ended June 30, 2023 and 2022, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows

Cash used in investing activities totaled $967 million and $609 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $358 million was driven by a $313 million increase in capital expenditures due primarily to continued development of our solar and energy storage generation facilities (see Note 3 to the Financial Statements) and $151 million in higher net purchases of environmental allowances, partially offset by $96 million in higher proceeds from the sale of assets driven by our sale of property in Freestone County, Texas in 2023.

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
Capital expenditures, including LTSA prepayments	$(407)	$(293)	$(114)
Nuclear fuel purchases	(117)	(117)	—
Growth and development expenditures	(402)	(203)	(199)
Total capital expenditures	(926)	(613)	(313)
Net sales (purchases) of environmental allowances	(143)	8	(151)
Net sales of (investments in) nuclear decommissioning trust fund securities	(11)	(11)	—
Proceeds from sales of assets	110	14	96
Other investing activity	3	(7)	10
Cash used in investing activities	$(967)	$(609)	$(358)

Financing Cash Flows

Cash used in financing activities totaled $1.872 billion in the six months ended June 30, 2023 and cash provided by financing activities totaled $1.880 billion for the six months ended June 30, 2022. The $3.752 billion increase in cash used was primarily driven by (a) $1.075 billion of net repayments of short-term debt and accounts receivable financing in the six months ended June 30, 2023 compared to $2.025 billion of net borrowings of short-term debt and accounts receivable financing in the six months ended June 30, 2022 driven by changes in collateral posting requirements and (b) $1.5 billion principal amount of senior secured notes issued in May 2022, partially offset by lower share repurchases in 2023.

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
Share repurchases	$(552)	$(1,194)	$642
Issuances of senior secured notes in May 2022 (see Note 12)	—	1,498	(1,498)
Net long-term borrowings (repayments), including the forward capacity agreements	(14)	(223)	209
Net short-term borrowings (repayments)	(650)	1,300	(1,950)
Net borrowings (repayments) under the accounts receivable financing facilities	(425)	725	(1,150)
Dividends paid to common stockholders	(153)	(152)	(1)
Dividends paid to preferred stockholders	(75)	(76)	1
Other financing activity	(3)	2	(5)
Cash used in financing activities	$(1,872)	$1,880	$(3,752)

Debt Activity

The maturities of our long-term debt are relatively modest until 2024. See Note 10 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 12 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2023:

	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$643	$455	$188
Vistra Operations Credit Facilities — Revolving Credit Facility	1,503	1,236	267
Vistra Operations — Commodity-Linked Facility (a)	326	808	(482)
Total available liquidity (b)(c)	$2,472	$2,499	$(27)
____________
(a)As of both June 30, 2023 and December 31, 2022, the borrowing bases are less than the facility limit of $1.35 billion. As of June 30, 2023, available capacity reflects the borrowing base of $326 million and no cash borrowings. As of December 31, 2022, available capacity reflects the borrowing base of $1.208 billion less $400 million in cash borrowings. The reduction in the borrowing base is due, in part, to the expiration of certain deemed 2023 hedges and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility.
(b)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 10 to the Financial Statements for detail on our accounts receivable financing.
(c)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities. See Note 12 to the Financial Statements for detail on our Secured LOC Facilities.

The $27 million decrease in available liquidity for the six months ended June 30, 2023 was primarily driven by (a) a $482 million decrease in availability under the Commodity-Linked Facility, primarily due to a reduction of the borrowing base of $882 million due to a decrease in commodity prices and partially offset by the repayment of $400 million in borrowings under the facility, (b) a $425 million decrease in net cash borrowings under the accounts receivable financing facilities and (c) the maturity of $200 million of commitments under the Non-Extended Revolving Credit Facility, partially offset by cash provided by operations and a $217 million decrease in letters of credit outstanding under the Revolving Credit Facility.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit, Eligible Assets (see Note 11 to the Financial Statements) and other forms of credit support to satisfy such collateral posting obligations. See Note 12 to the Financial Statements for discussion of the Vistra Operations Credit Facilities and the Commodity-Linked Facility.

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

As of June 30, 2023, we received or posted cash and letters of credit for commodity hedging activities as follows:

•$1.573 billion in cash or Eligible Assets have been posted with counterparties as compared to $3.137 billion posted as of December 31, 2022;
•$46 million in cash has been received from counterparties as compared to $39 million received as of December 31, 2022;
•$2.136 billion in letters of credit have been posted with counterparties as compared to $2.314 billion posted as of December 31, 2022; and
•$74 million in letters of credit have been received from counterparties as compared to $74 million received as of December 31, 2022.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $32 million in state income tax payments, offset by $4 million in state tax refunds, and $10 million in TRA payments in the next 12 months.

For the six months ended June 30, 2023, there were no federal income tax payments, $19 million in state income tax payments, $9 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, not to exceed 5.50 to 1.00). As of June 30, 2023, we were in compliance with the Vistra Operations Credit Agreement and Secured LOC Facilities financial covenants. Although the period ended June 30, 2023 was not a compliance period for the Vistra Operations Commodity-Linked Credit Agreement, we would have been in compliance with this financial covenant if it was required to be tested at such time.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of June 30, 2023, Vistra has posted letters of credit in the amount of $89 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $594 million in the form of letters of credit, $30 million in the form of a surety bond and $2 million of cash as of June 30, 2023 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.500 billion and zero, respectively, as of June 30, 2023.

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

Under the Vistra Operations Senior Unsecured Indentures, the Vistra Operations Senior Secured Indenture and the Indenture governing the 7.233% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the 7.233% Senior Secured Notes, the Vistra Operations Credit Facilities, the Receivables Facility, the Commodity-Linked Facility and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

Additionally, we enter into energy-related physical and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which may vary by contract.

The Receivables Facility contains a cross-default provision. The cross-default provision applies, among other instances, if TXU Energy, Dynegy Energy Services, Ambit Texas, Value Based Brands and TriEagle, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), Vistra or any of their respective subsidiaries fails to make a payment of principal or interest on any indebtedness that is outstanding in a principal amount of at least $300 million, in the case of Vistra, in a principal amount of at least $50 million, in the case of TXU Energy or any of the other Originators after the expiration of any applicable grace period, or if other events occur or circumstances exist under such indebtedness which give rise to a right of the debtholder to accelerate such indebtedness, or if such indebtedness becomes due before its stated maturity. If this cross-default provision is triggered, a termination event under the Receivables Facility would occur and the Receivables Facility may be terminated.

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

Under the Secured LOC Facilities, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of $300 million may result in a cross default under the Secured LOC Facilities. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more, may result in a termination of the Secured LOC Facilities.

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Month-end average VaR	$243	$489
Month-end high VaR	$423	$686
Month-end low VaR	$172	$283

The month-end high VaR risk measure in 2023 is currently lower than the prior year due to lower prices and higher hedge levels.

Interest Rate Risk

As of June 30, 2023, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 12 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $1.960 billion as of June 30, 2023.

As of June 30, 2023, Retail segment credit exposure totaled approximately $1.348 billion, including $1.292 billion of trade accounts receivable and $56 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $52 million, resulting in a net exposure of $1.296 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of June 30, 2023, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $612 million including $501 million related to derivative assets and $111 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments credit exposure was $546 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of June 30, 2023. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$519	$22	$497
Below investment grade or no rating	93	44	49
Totals	$612	$66	$546

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $235 million, or 43%, of our total net exposure as of June 30, 2023. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2023. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2023	4,303,418	$24.17	4,303,418	$1,593
May 1 - May 31, 2023	3,292,012	$24.08	3,292,012	$1,514
June 1 - June 30, 2023	2,549,461	$25.17	2,549,461	$1,450
For the quarter ended June 30, 2023	10,144,891	$24.39	10,144,891	$1,450

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

Item 5.OTHER INFORMATION

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed June 22, 2023)	4.1	—
Facility Agreement, dated June 15, 2023, among Palomino Funding Trust I, Vistra Operations Company LLC, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as senior secured notes trustee

4.2	0001-38086 Form 8-K (filed June 22, 2023)	4.2	—
Amended and Restated Declaration of Trust of Palomino Funding Trust I, dated June 15, 2023, among Vistra Operations Company LLC, as depositor, The Bank of New York Mellon Trust Company, N.A., as trustee, BNY Mellon Trust of Delaware, as Delaware trustee, and Vistra Operations Company LLC, solely for the purposes of Sections 5.10(b) and (f), Sections 5.17(b), (d), (e) and (f) and Section 10.4(c)

4.3	0001-38086 Form 8-K (filed June 22, 2023)	4.3	—	Indenture, dated June 15, 2023, between Vistra Operations Company LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee

4.4	0001-38086 Form 8-K (filed June 22, 2023)	4.4	—	Supplemental Indenture, dated June 15, 2023, between Vistra Operations Company LLC, as issuer, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee

4.5	0001-38086 Form 8-K (filed June 22, 2023)	4.5	—	Form of 7.233% Senior Secured Notes due 2028 (included in Exhibit 4.4)

4.6	0001-38086 Form 8-K (filed July 17, 2023)	4.1	—
Thirteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2023, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

Exhibits	Previously Filed With File Number*	As Exhibit
(10)	Material Contracts

10.1	**	10.1	—
Thirteenth Amendment to the Credit Agreement, dated April 27, 2023, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, financial institutions, Revolving Credit Lenders, and Revolving Letter of Credit Issuers (in each case as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent)

10.2	0001-38086 Form 8-K (filed July 17, 2023)	10.1	—
Amendment No. 4 to Master Framework Agreement, dated as of July 11, 2023, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.3	0001-38086 Form 8-K (filed July 17, 2023)	10.2	—	Amendment No. 3 to Master Repurchase Agreement, dated as of July 11, 2023, by and among TXU Energy Retail Company LLC, as seller and MUFG Bank, Ltd., as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 9, 2023