Form 10-Q
period 2023-09-30
Vistra Corp.
filed 2023-11-07
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 2, 2023, there were 357,552,337 shares of common stock, par value $0.01, outstanding of Vistra Corp.

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

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues (Note 5)	$4,086	$5,146	$11,701	$9,859
Fuel, purchased power costs and delivery fees	(2,109)	(3,139)	(5,754)	(7,580)
Operating costs	(411)	(400)	(1,277)	(1,250)
Depreciation and amortization	(375)	(390)	(1,109)	(1,214)
Selling, general and administrative expenses	(357)	(323)	(953)	(894)
Impairment of long-lived assets (Note 19)	—	—	(49)	—
Operating income (loss)	834	894	2,559	(1,079)
Other income (Note 19)	32	10	174	88
Other deductions (Note 19)	(3)	(5)	(9)	(18)
Interest expense and related charges (Note 19)	(143)	(71)	(450)	(186)
Impacts of Tax Receivable Agreement (Note 8)	(49)	86	(128)	(29)
Net income (loss) before income taxes	671	914	2,146	(1,224)
Income tax (expense) benefit (Note 7)	(169)	(236)	(470)	262
Net income (loss)	$502	$678	$1,676	$(962)
Net (income) loss attributable to noncontrolling interest	—	(10)	1	(19)
Net income (loss) attributable to Vistra	$502	$668	$1,677	$(981)
Cumulative dividends attributable to preferred stock	(37)	(37)	(112)	(112)
Net income (loss) attributable to Vistra common stock	$465	$631	$1,565	$(1,093)
Weighted average shares of common stock outstanding:
Basic	366,570,040	413,762,896	374,323,466	431,381,151
Diluted	372,149,099	417,482,511	379,102,358	431,381,151
Net income (loss) per weighted average share of common stock outstanding:
Basic	$1.27	$1.53	$4.18	$(2.53)
Diluted	$1.25	$1.51	$4.13	$(2.53)

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$502	$678	$1,676	$(962)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $—, $2, $1 and $2)	(2)	6	3	6
Total other comprehensive income (loss)	(2)	6	3	6
Comprehensive income (loss)	$500	$684	$1,679	$(956)
Comprehensive (income) loss attributable to noncontrolling interest	—	(10)	1	(19)
Comprehensive income (loss) attributable to Vistra	$500	$674	$1,680	$(975)

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2023	2022
Cash flows — operating activities:
Net income (loss)	$1,676	$(962)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,442	1,575
Deferred income tax expense (benefit), net	437	(298)
Gain on sale of land	(95)	(12)
Impairment of long-lived and other assets	49	—
Unrealized net (gain) loss from mark-to-market valuations of commodities	(855)	2,027
Unrealized net gain from mark-to-market valuations of interest rate swaps	(65)	(261)
Asset retirement obligation accretion expense	26	26
Impacts of Tax Receivable Agreement	128	29
Stock-based compensation	63	48
Bad debt expense	131	136
Other, net	39	12
Changes in operating assets and liabilities:
Margin deposits, net	2,271	(1,805)
Uplift securitization proceeds receivable from ERCOT	—	544
Accrued interest	(47)	(31)
Accrued taxes	(38)	(46)
Accrued employee incentive	(23)	(17)
Other operating assets and liabilities	(567)	(873)
Cash provided by operating activities	4,572	92
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,262)	(909)
Proceeds from sales of nuclear decommissioning trust fund securities	478	428
Investments in nuclear decommissioning trust fund securities	(495)	(446)
Proceeds from sales of environmental allowances	59	358
Purchases of environmental allowances	(277)	(343)
Insurance proceeds	14	15
Proceeds from sale of assets	111	21
Other, net	(10)	(10)
Cash used in investing activities	(1,382)	(886)
Cash flows — financing activities:
Issuances of long-term debt	1,750	1,498
Repayments/repurchases of debt	(21)	(232)
Net (repayments)/borrowings under accounts receivable financing	(425)	625
Borrowings under Revolving Credit Facility	100	1,500
Repayments under Revolving Credit Facility	(350)	(1,500)
Borrowings under Commodity-Linked Facility	—	2,750
Repayments under Commodity-Linked Facility	(400)	(2,750)
Share repurchases	(866)	(1,590)
Dividends paid to common stockholders	(228)	(227)
Dividends paid to preferred stockholders	(75)	(76)
Debt issuance costs	(29)	(29)
Other, net	54	34

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by financing activities	(490)	3
Net change in cash, cash equivalents and restricted cash	2,700	(791)
Cash, cash equivalents and restricted cash — beginning balance	525	1,359
Cash, cash equivalents and restricted cash — ending balance	$3,225	$568

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,170	$455
Restricted cash (Note 19)	40	37
Trade accounts receivable — net (Note 19)	2,017	2,059
Income taxes receivable	12	27
Inventories (Note 19)	685	570
Commodity and other derivative contractual assets (Note 16)	3,108	4,538
Margin deposits related to commodity contracts	877	3,137
Margin deposits posted under affiliate financing agreement (Note 11)	435	—
Prepaid expense and other current assets	355	293
Total current assets	10,699	11,116
Restricted cash (Note 19)	15	33
Investments (Note 19)	1,857	1,729
Property, plant and equipment — net (Note 19)	12,346	12,554
Operating lease right-of-use assets	53	51
Goodwill (Note 6)	2,583	2,583
Identifiable intangible assets — net (Note 6)	1,883	1,958
Commodity and other derivative contractual assets (Note 16)	743	702
Accumulated deferred income taxes	1,239	1,710
Other noncurrent assets	527	351
Total assets	$31,945	$32,787
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 12)	$—	$650
Accounts receivable financing (Note 10)	—	425
Long-term debt due currently (Note 12)	1,935	38
Trade accounts payable	1,124	1,556
Commodity and other derivative contractual liabilities (Note 16)	4,560	6,610
Margin deposits related to commodity contracts	50	39
Accrued taxes other than income	161	199
Accrued interest	113	160
Asset retirement obligations (Note 19)	123	128
Operating lease liabilities	8	8
Other current liabilities	674	524
Total current liabilities	8,748	10,337
Margin deposit financing with affiliate (Note 11)	435	—
Long-term debt, less amounts due currently (Note 12)	11,758	11,933
Operating lease liabilities	49	45
Commodity and other derivative contractual liabilities (Note 16)	1,576	1,726
Accumulated deferred income taxes	1	1
Tax Receivable Agreement obligation (Note 8)	640	514
Asset retirement obligations (Note 19)	2,350	2,309

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars)
	September 30, 2023	December 31, 2022
Other noncurrent liabilities and deferred credits (Note 19)	867	1,004
Total liabilities	26,424	27,869
Commitments and Contingencies (Note 13)
Total equity (Note 14):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: September 30, 2023 and December 31, 2022— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: September 30, 2023 and December 31, 2022 — 1,000,000)	2,000	2,000
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2023 — 362,113,659; December 31, 2022 — 389,754,870)	5	5
Treasury stock, at cost (shares: September 30, 2023 — 181,158,327; December 31, 2022 — 147,424,202)	(4,278)	(3,395)
Additional paid-in-capital	10,075	9,928
Retained deficit	(2,306)	(3,643)
Accumulated other comprehensive income	10	7
Stockholders' equity	5,506	4,902
Noncontrolling interest in subsidiary	15	16
Total equity	5,521	4,918
Total liabilities and equity	$31,945	$32,787

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

Recent Developments

Dividends Declared — In November 2023, the Vistra Board declared a quarterly dividend of $0.213 per share of common stock that will be paid in December 2023. In November 2023, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in December 2023.

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

Consummation of the Transactions is subject to customary closing conditions, including (a) approval and adoption of the Transaction Agreement and the Transactions by a majority of the outstanding shares of Energy Harbor common stock, Series A Preferred Stock and Series B Preferred Stock entitled to vote thereon, voting together as a single class (Requisite Stockholder Approval), (b) receipt of all requisite regulatory approvals, including approvals of the NRC and the FERC, (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (d) the divestment of Energy Harbor's remaining fossil-fueled assets. In March 2023, Energy Harbor obtained the Requisite Stockholder Approval. In August and September 2023, we received approvals from the Federal Communications Commission (FCC) and the NRC, respectively. We are pursuing the remaining regulatory approvals and continue to target closing of the Transactions in the fourth quarter of 2023.

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

Financing Arrangements

In connection with the Transactions, in March 2023, Vistra Operations entered into a debt commitment letter (Commitment Letter) and related fee letters with various lenders (Commitment Parties), pursuant to which, and subject to the terms and conditions set forth therein, the Commitment Parties committed to provide (a) up to approximately $3.0 billion in an aggregate principal amount of senior secured bridge loans under a 364-day senior secured bridge loan credit facility (Acquisition Bridge Facility), (b) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Credit Agreement, a 364-day senior secured term loan B bridge facility in an aggregate principal amount of up to approximately $2.5 billion (TLB Refinancing Bridge Facility) and (c) in the event Vistra Operations did not obtain certain required consents and amendments from the lenders under the Vistra Operations Commodity-Linked Credit Agreement, a replacement commodity-linked revolving credit facility in an aggregate principal amount up to $300 million (Refinancing Commodity-Linked Revolving Credit Facility). Vistra Operations subsequently obtained commitments from the lenders under the Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement to provide the required consents and amendments which resulted in the termination of the commitments for each of the TLB Refinancing Bridge Facility and the Refinancing Commodity-Linked Revolving Credit Facility. In September 2023, the Acquisition Bridge Facility was terminated as a result of the issuance of $1.75 billion of a combination of senior secured and senior unsecured notes by Vistra Operations in September 2023 that are expected to be used, together with cash on hand, to fund the Transactions. The termination of the Acquisition Bridge Facility resulted in the reclassification of $12 million of previously capitalized commitment fees to interest expense and related charges in the three months ended September 30, 2023, which results in total interest expense related to the Commitment Letter of $21 million in the nine months ended September 30, 2023.

3.    DEVELOPMENT OF GENERATION FACILITIES

Texas Segment Solar Generation and Energy Storage Projects

In connection with our previously announced renewables development plan in Texas, 158 MW of solar generation came online in January and February 2022 and 260 of battery ESS came online in April 2022. Estimated commercial operation dates for the remaining facilities to be developed are expected to be 2025 and beyond, but we will only invest in growth projects if we are confident that the expected returns will meet or exceed internal targets. As of September 30, 2023, we had accumulated approximately $66 million in construction-work-in-process for these remaining Texas segment solar generation projects.

East Segment Solar Generation and Energy Storage Projects

In September 2021, we announced the planned development of up to 300 MW of solar photovoltaic power generation facilities and up to 150 MW of battery ESS at retired or to-be-retired plant sites in Illinois, based on the passage of Illinois Senate Bill 2408, the Energy Transition Act. Estimated commercial operation dates for these facilities range from 2024 to 2026. As of September 30, 2023, we had accumulated approximately $60 million in construction-work-in-process for these East segment solar generation and battery ESS projects.

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
(b)Retirement dates represent the first full day in which a plant does not operate.

5.    REVENUE

	Three Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,667	$—	$—	$—	$—	$—	$—	$2,667
Retail energy charge in Northeast/Midwest	464	—	—	—	—	—	—	464
Wholesale generation revenue from ISO/RTO	—	697	354	79	159	—	—	1,289
Capacity revenue from ISO/RTO (a)	—	—	12	—	8	—	—	20
Revenue from other wholesale contracts	—	202	75	50	22	—	—	349
Total revenue from contracts with customers	3,131	899	441	129	189	—	—	4,789
Other revenues:
Intangible amortization	1	—	—	—	(1)	—	—	—
Transferable PTC revenues	—	3	—	—	—	—	—	3
Hedging and other revenues (b)	251	(987)	(135)	215	(51)	—	1	(706)
Affiliate sales (c)	—	1,602	345	—	87	—	(2,034)	—
Total other revenues	252	618	210	215	35	—	(2,033)	(703)
Total revenues	$3,383	$1,517	$651	$344	$224	$—	$(2,033)	$4,086
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $32 million of capacity sold offset by $20 million of capacity purchased. The Sunset segment includes $8 million of capacity sold.
(b)Includes $345 million of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas, East and Sunset segments includes $78 million, $81 million and $8 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,186	$—	$—	$—	$—	$—	$—	$2,186
Retail energy charge in Northeast/Midwest	491	—	—	—	—	—	—	491
Wholesale generation revenue from ISO/RTO	—	669	329	157	330	129	—	1,614
Capacity revenue from ISO/RTO (a)	—	—	14	—	—	—	—	14
Revenue from other wholesale contracts	—	127	328	40	38	—	—	533
Total revenue from contracts with customers	2,677	796	671	197	368	129	—	4,838
Other revenues:
Intangible amortization	2	—	—	—	(1)	—	—	1
Hedging and other revenues (b)	579	176	(83)	36	(353)	(49)	1	307
Affiliate sales (c)	—	2,655	538	3	239	15	(3,450)	—
Total other revenues	581	2,831	455	39	(115)	(34)	(3,449)	308
Total revenues	$3,258	$3,627	$1,126	$236	$253	$95	$(3,449)	$5,146
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $37 million of capacity sold offset by $23 million of capacity purchased.
(b)Includes $346 million of unrealized net gains from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas, East, Sunset and Asset Closure segments include $1.213 billion, $80 million, $119 million and $15 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,079	$—	$—	$—	$—	$—	$—	$6,079
Retail energy charge in Northeast/Midwest	1,242	—	—	—	—	—	—	1,242
Wholesale generation revenue from ISO/RTO	—	929	756	316	279	—	—	2,280
Capacity revenue from ISO/RTO (a)	—	—	42	—	35	—	—	77
Revenue from other wholesale contracts	—	411	584	128	123	—	—	1,246
Total revenue from contracts with customers	7,321	1,340	1,382	444	437	—	—	10,924
Other revenues:
Intangible amortization	—	—	(2)	—	(2)	—	—	(4)
Transferable PTC revenues	—	8	—	—	—	—	—	8
Hedging and other revenues (b)	840	(1,233)	288	349	528	—	1	773
Affiliate sales (c)	—	2,946	1,637	6	403	—	(4,992)	—
Total other revenues	840	1,721	1,923	355	929	—	(4,991)	777
Total revenues	$8,161	$3,061	$3,305	$799	$1,366	$—	$(4,991)	$11,701
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $115 million of capacity sold offset by $73 million of capacity purchased. The Sunset segment includes $71 million of capacity sold offset by $36 million of capacity purchased.
(b)Includes $1.020 billion of unrealized net gains from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas segment includes $388 million of affiliated unrealized net losses and the East and Sunset segments include $440 million and $144 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$5,349	$—	$—	$—	$—	$—	$—	$5,349
Retail energy charge in Northeast/Midwest	1,673	—	—	—	—	—	—	1,673
Wholesale generation revenue from ISO/RTO	—	761	901	268	645	522	—	3,097
Capacity revenue from ISO/RTO (a)	—	—	4	—	56	27	—	87
Revenue from other wholesale contracts	—	392	773	114	118	22	—	1,419
Total revenue from contracts with customers	7,022	1,153	1,678	382	819	571	—	11,625
Other revenues:
Intangible amortization	1	—	1	—	(6)	—	—	(4)
Hedging and other revenues (b)	(147)	(275)	(70)	(4)	(1,006)	(261)	1	(1,762)
Affiliate sales (c)	—	1,031	791	9	248	(13)	(2,066)	—
Total other revenues	(146)	756	722	5	(764)	(274)	(2,065)	(1,766)
Total revenues	$6,876	$1,909	$2,400	$387	$55	$297	$(2,065)	$9,859
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $265 million of capacity sold offset by $261 million of capacity purchased. The Sunset segment includes $59 million of capacity sold offset by $3 million of capacity purchased. The Asset Closure segment includes $27 million of capacity sold.
(b)Includes $2.101 billion of unrealized net losses from mark-to-market valuations of commodity positions. See Note 18 for unrealized net gains (losses) by segment.
(c)Texas, East, Sunset and Asset Closure segments include $1.715 billion, $580 million, $105 million and $13 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of September 30, 2023, we have future performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers. Therefore, an obligation exists as of the date of the results of the respective ISO/RTO capacity auction or the contract execution date. These obligations total $134 million, $457 million, $388 million, $241 million and $100 million that will be recognized, in the balance of the year ended December 31, 2023 and the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $672 million thereafter. Capacity revenues are recognized as capacity is made available to the related ISOs/RTOs or counterparties.

Accounts Receivable

The following table presents trade accounts receivable (net of allowance for uncollectible accounts) relating to both contracts with customers and other activities:

	September 30, 2023	December 31, 2022
Trade accounts receivable from contracts with customers — net	$1,590	$1,644
Other trade accounts receivable — net	427	415
Total trade accounts receivable — net	$2,017	$2,059

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both September 30, 2023 and December 31, 2022, the carrying value of goodwill totaled $2.583 billion, including $2.461 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2023			December 31, 2022
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationships	$2,088	$1,842	$246	$2,088	$1,768	$320
Software and other technology-related assets	524	301	223	475	258	217
Retail and wholesale contracts	233	215	18	233	209	24
LTSA	18	5	13	18	4	14
Other identifiable intangible assets (a)	52	10	42	50	8	42
Total identifiable intangible assets subject to amortization	$2,915	$2,373	542	$2,864	$2,247	617
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$1,883			$1,958
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2023	December 31, 2022
LTSA	$122	$128
Fuel and transportation purchase contracts	9	9
Other identifiable intangible liabilities	1	3
Total identifiable intangible liabilities	$132	$140

Expense related to finite-lived identifiable intangible assets (including the classification in the condensed consolidated statements of operations) consisted of:

Identifiable Intangible Assets	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Retail customer relationships	Depreciation and amortization	$25	$34	$74	$102
Software and other technology-related assets	Depreciation and amortization	15	17	44	53
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	—	(1)	6	4
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	99	109	261	296
Total identifiable intangible assets expense (a)		$139	$159	$385	$455
___________
(a)Amounts recorded in depreciation and amortization totaled $40 million and $52 million for the three months ended September 30, 2023 and 2022, respectively, and $120 million and $157 million for the nine months ended September 30, 2023 and 2022, respectively. Amounts exclude LTSA. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of September 30, 2023, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
2023	$161
2024	$114
2025	$87
2026	$62
2027	$39

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

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) before income taxes	$671	$914	$2,146	$(1,224)
Income tax (expense) benefit	$(169)	$(236)	$(470)	$262
Effective tax rate	25.2%	25.8%	21.9%	21.4%

For the three months ended September 30, 2023, the effective tax rate of 25.2% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the nine months ended September 30, 2023, the effective tax rate of 21.9% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, offset by the release of uncertain tax positions related to the 2018 and 2019 IRS audit closed in the second quarter of 2023.

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

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. In February 2021, Vistra was notified that the IRS had opened a federal income tax audit for tax years 2018 and 2019 and an employment tax audit for tax year 2018. The federal income tax audit was closed in June 2023 on an agreed basis with immaterial changes. Uncertain tax positions of $35 million were favorably resolved in the second quarter of 2023 upon final closing. Uncertain tax positions totaled zero and $36 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
TRA obligation at the beginning of the period	$522	$395
Accretion expense	62	50
Changes in tax assumptions impacting timing of payments (a)	66	(21)
Impacts of Tax Receivable Agreement	128	29
TRA obligation at the end of the period	650	424
Less amounts due currently	(10)	(1)
Noncurrent TRA obligation at the end of the period	$640	$423
____________
(a)During the three months ended September 30, 2023, we recorded an increase to the carrying value of the TRA obligation totaling $28 million as a result of adjustments to forecasted taxable income due to increases in longer-term commodity price forecasts, partially offset by additional tax benefits from planned development projects. During the nine months ended September 30, 2023, we recorded an increase to the carrying value of the TRA obligation totaling $66 million as a result of adjustments to forecasted taxable income due to increases in longer-term commodity price forecasts and impacts of the CAMT. During the three months ended September 30, 2022, we recorded a decrease to the carrying value of the TRA Obligation totaling $104 million as a result of adjustments to forecasted taxable income due to decreases in commodity price forecasts and impacts of the IRA. During the nine months ended September 30, 2022, we recorded a decrease to the carrying value of the TRA obligation totaling $21 million as a result of adjustments to forecasted taxable income due to impacts of the IRA, partially offset by increases in commodity price forecasts.

As of September 30, 2023, the estimated carrying value of the TRA obligation totaled $650 million, which represents the discounted amount of projected payments under the TRA. The projected payments are based on certain assumptions, including but not limited to (a) the federal corporate income tax rate of 21%, (b) estimates of our taxable income in the current and future years and (c) additional states that Vistra now operates in, including the relevant tax rate and apportionment factor for each state. Our taxable income takes into consideration the current federal tax code, various relevant state tax laws and reflects our current estimates of future results of the business. The estimates of future business results include assumptions related to renewable development projects that Vistra is planning to execute that generate significant tax benefits. These benefits have a material impact on the timing of TRA obligation payments. These assumptions are subject to change, and those changes could have a material impact on the carrying value of the TRA obligation. As of September 30, 2023, the aggregate amount of undiscounted federal and state payments under the TRA is estimated to be approximately $1.4 billion, with more than half of such amount expected to be paid during the next 15 years, and the final payment expected to be made around the year 2056 (if the TRA is not terminated earlier pursuant to its terms).

The carrying value of the obligation is being accreted to the amount of the gross expected obligation using the effective interest method. Changes in the amount of this obligation resulting from changes to either the timing or amount of TRA payments are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligation.

The TRA provides that, in the event that Vistra breaches any of its material obligations under the TRA, or upon certain mergers, asset sales, or other forms of business combination or certain other changes of control, the transfer agent under the TRA may treat such event as an early termination of the TRA, in which case Vistra would be required to make an immediate payment to the holders of the TRA Rights equal to the present value (at a discount rate equal to three-month CME Term SOFR plus the tenor spread adjustment of 0.26161% plus 100 basis points) of the anticipated future tax benefits based on certain valuation assumptions.

The LIBOR provisions of the TRA are subject to the Adjustable Interest Rate (LIBOR) Act of 2022 (LIBOR Act) and the regulations promulgated to carry out the LIBOR Act (LIBOR Regulations). The LIBOR Act provides that, on the first London banking day after June 30, 2023 (LIBOR Replacement Date), the applicable "Board-selected benchmark replacement" (BSBR), which is a LIBOR benchmark replacement recommended by the Board of Governors of the Federal Reserve System (Federal Reserve System Board), will automatically replace the LIBOR benchmark in existing contracts that (after disregarding certain types of fallback provisions invalidated by the LIBOR Act) contain no LIBOR fallback provisions or contain LIBOR fallback provisions that identify neither a benchmark replacement nor a person with authority to determine a benchmark replacement. Pursuant to the LIBOR Act and the LIBOR Regulations, the Federal Reserve System Board has identified three-month CME Term SOFR plus the tenor spread adjustment of 0.26161% (as specified in the LIBOR Act) as the BSBR for references to three-month LIBOR in contracts governing a cash transaction that is not a consumer loan, a Federal Housing Finance Agency (FHFA)-regulated-entity contract or a Federal Family Education Loan Program (FFELP) asset-backed loans (ABS), as referenced in the LIBOR Regulations. With respect to payments under the TRA, pursuant to the LIBOR Act and the LIBOR Regulations, the BSBR of three-month CME Term SOFR plus the tenor spread adjustment of 0.26161% automatically became the benchmark replacement to three-month LIBOR on the LIBOR Replacement Date and, in addition, the four conforming changes promulgated by the Federal Reserve System Board in the LIBOR Regulations (each of which is a technical or administrative in nature) also apply to the TRA, by operation of law, to effectuate the implementation and use of the foregoing BSBR. No amendment to, and no consent from the parties under, the TRA is required to effect the foregoing BSBR because the such changes are required and automatic under the LIBOR Act and the LIBOR Regulations.

9.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Vistra	$502	$668	$1,677	$(981)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(60)	(60)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(52)	(52)
Net income (loss) attributable to common stock — basic	465	631	1,565	(1,093)
Weighted average shares of common stock outstanding — basic	366,570,040	413,762,896	374,323,466	431,381,151
Net income (loss) per weighted average share of common stock outstanding — basic	$1.27	$1.53	$4.18	$(2.53)
Dilutive securities: Stock-based incentive compensation plan	5,579,059	3,719,615	4,778,892	—
Weighted average shares of common stock outstanding — diluted	372,149,099	417,482,511	379,102,358	431,381,151
Net income (loss) per weighted average share of common stock outstanding — diluted	$1.25	$1.51	$4.13	$(2.53)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 17,847 and 1,757,365 shares for the three months ended September 30, 2023 and 2022, respectively, and 1,491,299 and 8,076,314 shares for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, there were no outstanding borrowings under the Receivables Facility. As of December 31, 2022, there were $425 million outstanding borrowings under the Receivables Facility and were supported by $1.013 billion of RecCo gross receivables.

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

There were no outstanding borrowings under the Repurchase Facility as of both September 30, 2023 and December 31, 2022.

11.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

On June 15, 2023, Vistra Operations entered into a facility agreement (Facility Agreement) with a Delaware trust formed by the Company (the Trust) that sold 450,000 pre-capitalized trust securities (P-Caps) redeemable May 17, 2028 for an initial purchase price of $450 million. The Trust is not consolidated by Vistra. The Trust invested the proceeds from the sale of the P-Caps in a portfolio of either (a) U.S. Treasury securities (Treasuries) or (b) Treasuries and/or principal and interest strips of Treasuries (Treasury Strips, and together with the Treasuries and cash denominated in U.S. dollars, the Eligible Assets). At the direction of Vistra Operations, the Eligible Assets held by the Trust will be (i) delivered to one or more designated subsidiaries of Vistra Operations in order to allow such subsidiaries to use the Eligible Assets to meet certain posting obligations with counterparties, and/or (ii) pledged as collateral support for a letter of credit program. Fees related to the Facility Agreement transaction totaled $7 million in the nine months ended September 30, 2023, which were capitalized as other noncurrent assets.

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

As of September 30, 2023, $435 million is the fair value of Eligible Assets held by counterparties to satisfy margin deposit requirements and is reported in our consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposit financing with affiliate.

12.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	September 30, 2023	December 31, 2022
Vistra Operations Credit Facilities	$2,493	$2,514
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	400	400
3.550% Senior Secured Notes, due July 15, 2024	1,500	1,500
5.125% Senior Secured Notes, due May 13, 2025	1,100	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	650	—
Total Vistra Operations Senior Secured Notes	5,250	4,600
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,100	—
Total Vistra Operations Senior Unsecured Notes	5,950	4,850
Other:
Equipment Financing Agreements	79	79
Total other long-term debt	79	79
Unamortized debt premiums, discounts and issuance costs	(79)	(72)
Total long-term debt including amounts due currently	13,693	11,971
Less amounts due currently	(1,935)	(38)
Total long-term debt less amounts due currently	$11,758	$11,933

As of September 30, 2023 and December 31, 2022, outstanding short-term borrowings under the Commodity-Linked Facility and the Revolving Credit Facility (described below) totaled zero and $650 million, respectively.

Vistra Operations Credit Facilities and Commodity-Linked Revolving Credit Facility

Vistra Operations Credit Facilities — As of September 30, 2023, the Vistra Operations Credit Facilities consisted of up to $5.668 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.175 billion (Revolving Credit Facility) and term loans of $2.493 billion (Term Loan B-3 Facility).

On April 29, 2022 (April 2022 Amendment Effective Date) and July 18, 2022 (July 2022 Amendment Effective Date), Vistra Operations entered into amendments (Credit Agreement Amendments) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties named therein. Pursuant to the Credit Agreement Amendments, new classes of extended revolving credit commitments maturing in April 2027 were established in aggregate amounts of $2.8 billion and $725 million as of the April 2022 Amendment Effective Date and the July 2022 Amendment Effective Date, respectively. The July 18, 2022 amendment to the Vistra Operations Credit Agreement also provided that Vistra Operations would terminate at least $350 million in Extended Revolving Credit Facility (as defined below) commitments by December 30, 2022 or earlier if Vistra Operations or any guarantor receives proceeds from any capital markets transaction whose primary purpose is designed to enhance the liquidity of Vistra Operations and its guarantors. In accordance with this requirement, effective December 30, 2022, Vistra Operations terminated $350 million in revolving commitments. After giving effect to the Credit Agreement Amendments and the revolving commitment reduction, the aggregate amount of revolving commitments maturing on April 29, 2027 equals $3.175 billion (Extended Revolving Credit Facility), while the $200 million in revolving commitments that matured on June 14, 2023 (Non-Extended Revolving Credit Facility) remained unchanged by the Credit Agreement Amendments. Furthermore, the Credit Agreement Amendments appointed new revolving letter of credit issuers, such that the aggregate amount of revolving letter of credit commitments equals $3.105 billion after giving effect to the Credit Agreement Amendments and the maturity of the Non-Extended Credit Facility on June 14, 2023 in accordance with the terms of the Vistra Operations Credit Agreement.

On April 28, 2023, Vistra Operations entered into an amendment (April 2023 Amendment) to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other parties named therein. Pursuant to the April 2023 Amendment, and in light of a public statement by the supervisor for the administrator of the "LIBOR Rate" identifying June 30, 2023 as the date after which the "LIBOR Rate" was to permanently or indefinitely cease to be published, the "LIBOR Rate", with respect to the term loans under the Vistra Operations Credit Agreement, ceased to be applicable after June 30, 2023 and was replaced by the Adjusted Term SOFR Rate, other than as expressly contemplated by the April 2023 Amendment. The Adjusted Term SOFR Rate with respect to the Term Loan B-3 Facility is the interest rate per annum equal to SOFR plus (a) with respect to an interest period of one month, 0.11% per annum, (b) with respect to an interest period of three months, 0.26% per annum and (c) with respect to an interest period of six months, 0.43% per annum.

On September 26, 2023, Vistra Operations entered into (a) an amendment to the Vistra Operations Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other parties named therein, and (b) an amendment to the Vistra Operations Commodity-Linked Credit Agreement, among Vistra Operations, as borrower, Vistra Intermediate, the guarantors party thereto, Citibank, N.A., as administrative agent, and the other parties named therein (such amendments, the September 2023 Amendments). The September 2023 Amendments, among other things, (i) implemented changes to certain covenants and other provisions of the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement, as applicable, to allow for the Energy Harbor acquisition and related additional financings contemplated by the Commitment Letter and (ii) provided for additional operational flexibility in the conduct of Vistra Operation's business. In addition, the September 2023 amendment to the Vistra Operations Commodity-Linked Credit Agreement also provided Vistra Operations the flexibility to update the deemed hedge portfolio that serves as the borrowing base under the Commodity-Linked Facility on a more frequent basis.

Our credit facilities and related available capacity as of September 30, 2023 are presented below.

		September 30, 2023
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings	Letters of Credit Outstanding	Available Capacity
Extended Revolving Credit Facility (a)	April 29, 2027	$3,175	$—	$2,326	$849
Term Loan B-3 Facility (b)	December 31, 2025	2,493	2,493	—	—
Total Vistra Operations Credit Facilities		$5,668	$2,493	$2,326	$849
Commodity-Linked Facility (c)	October 4, 2023	$1,350	$—	$—	$401
Total Credit Facilities		$7,018	$2,493	$2,326	$1,250
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
(c)Commodity-Linked Facility (defined below) is used to support our comprehensive hedging strategy. As of September 30, 2023, the borrowing base of $401 million is lower than the facility limit which represents the aggregate commitments of $1.35 billion. The reduction in the borrowing base is due, in part, to the expiration of certain deemed 2023 hedges and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility. See Commodity-Linked Revolving Credit Facility below for discussion of the borrowing base calculation. The Commodity-Linked Facility was amended in October 2023, increasing the aggregate commitments to $1.575 billion and extending the term to October 2024. The deemed hedge portfolio was also updated to reflect current hedge positions, including the addition of the 2025 deemed hedges, resulting in an increase of the borrowing base to $1.233 billion as of October 3, 2023. Cash borrowings under the Commodity-Linked Facility are reported in short-term borrowings in our condensed consolidated balance sheets.

Under the Vistra Operations Credit Agreement, the interest applicable to the Extended Revolving Credit Facility is based on SOFR plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Extended Revolving Credit Facility will range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2023, the applicable interest rate margins for the Extended Revolving Credit Facility and the fee for undrawn amounts relating to such extended commitments were lowered to 1.70% and 26.5 basis points, respectively, related to a sustainability pricing adjustment based on certain sustainability-linked targets and thresholds. As of September 30, 2023, there were no outstanding borrowings under the Extended Revolving Credit Facility. Letters of credit issued under the Extended Revolving Credit Facility bear interest within a spread of 1.25% to 2.00% (based on the ratings of Vistra Operations' senior secured long-term debt securities), which as of September 30, 2023 was reduced to 1.70% as a result of a sustainability pricing adjustment. The Vistra Operations Credit Facilities also provide for certain additional customary fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit.

Effective July 17, 2023, amounts borrowed under the Term Loan B-3 Facility bear interest based on applicable Adjusted Term SOFR Rates plus a fixed spread of 1.75%, and the weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings was 7.18% under the Term Loan B-3 Facility.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceed 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio, which is based on the ratio of consolidated total debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 5.50 to 1.00). As of September 30, 2023, we were in compliance with this financial covenant. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Commodity-Linked Revolving Credit Facility — In order to support our comprehensive hedging strategy, in February 2022, Vistra Operations entered into a $1.0 billion senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) by and among Vistra Operations, Vistra Intermediate, the lenders, joint lead arrangers and joint bookrunners party thereto, and Citibank, N.A., as administrative agent and collateral agent. In May 2022, we entered into an amendment to the Commodity-Linked Facility to increase the aggregate available commitments from $1.0 billion to $2.0 billion and to provide the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility by an additional $1.0 billion to a facility size of $3.0 billion. Subsequent amendments in May 2022 and June 2022 increased the aggregate available commitments from $2.0 billion to $2.25 billion. In October 2022, Vistra initiated amendments to the Commodity-Linked Facility to, among other things, reduce the aggregate available commitments to $1.35 billion. In September 2023, the Commodity-Linked Facility was amended to (i) conform to changes and modifications consistent with the Vistra Operations Credit Agreement, including to allow for the Energy Harbor acquisition and related additional financings contemplated by the Commitment Letter and (ii) give Vistra Operations the flexibility to update the deemed hedge portfolio that serves as the borrowing base under the Commodity-Linked Facility on a more frequent basis. In October 2023, Vistra Operations initiated amendments to the Commodity-Linked Facility to, among other things, (i) extend the maturity date to October 2, 2024 and (ii) increase the aggregate available commitments to $1.575 billion.

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

Under the Vistra Operations Commodity-Linked Credit Agreement, the interest applicable to the Commodity-Linked Facility is based on SOFR plus a spread that will range from 1.25% to 2.00%, based on the ratings of Vistra Operations' senior secured long-term debt securities, and the fee on any undrawn amounts with respect to the Commodity-Linked Facility will range from 17.5 basis points to 35.0 basis points, based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2023, the applicable interest rate margins for the Commodity-Linked Facility and the fee on any undrawn amounts with respect to the Commodity-Linked Facility were lowered to 1.70% and 26.5 basis points, respectively, related to a sustainability pricing adjustment based on certain sustainability-linked targets and thresholds. As of September 30, 2023, there were no outstanding borrowings under the Commodity-Linked Facility.

The Vistra Operations Commodity-Linked Credit Agreement includes a covenant, solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings exceeds 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Commodity-Linked Facility, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio, which is based on the ratio of consolidated total debt compared to an EBITDA calculation defined under the terms of the Commodity-Linked Facility, not to exceed 5.50 to 1.00). Although the period ended September 30, 2023 was not a compliance period, we would have been in compliance with this financial covenant if it was required to be tested at such time.

Interest Rate Swaps — Vistra employs interest rate swaps to hedge our exposure to variable rate debt. As of September 30, 2023, Vistra has entered into the following series of interest rate swap transactions. The rate ranges in the table below reflect the fixed leg of each swap plus an interest margin of 1.75%. The February 2024 and July 2026 swaps were amended in the second quarter of 2023 to reflect the conversion of LIBOR to SOFR.

	Notional Amount	Expiration Date	Rate Range
Swapped to fixed	$720	February 2024	3.60%	-	3.63%
Swapped to variable	$720	February 2024	3.08%	-	3.11%
Swapped to fixed	$3,000	July 2026	4.64%	-	4.72%
Swapped to variable	$700	July 2026	3.19%	-	3.24%
Swapped to fixed (a)	$750	December 2030	4.91%	-	4.92%
____________
(a)Effective from December 2023 through December 2030. See Note 2.

During 2019, Vistra entered into interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. Swaps expiring in July 2026 continue to hedge our exposure on $2.30 billion of debt through July 2026. The $750 million of swaps expiring in December 2030 hedge our exposure to future floating rate debt issuances.

Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that are each secured by a first lien on substantially all of Vistra Operations' (and its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of September 30, 2023, $756 million of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of September 30, 2023, we were in compliance with these financial covenants.

Vistra Operations Senior Secured Notes

In September 2023, Vistra Operations issued $650 million aggregate principal amount of 6.950% senior secured notes due 2033 (6.950% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 6.950% Senior Secured Notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. The 6.950% Senior Secured Notes mature in October 2033, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning April 2024. Net proceeds totaling $643 million, together with proceeds from the issuance of 7.750% Senior Unsecured Notes discussed below and cash on hand, will be used to fund the Transactions. Fees and expenses related to the offering totaled $7 million in the nine months ended September 30, 2023, which were capitalized as a reduction in the carrying amount of the debt.

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

Since 2019, Vistra Operations issued and sold $5.25 billion aggregate principal amount of senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 3.550% senior secured notes due 2024, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029, the 2022 Senior Secured Notes and the 6.950% Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Vistra Operations Senior Unsecured Notes

In September 2023, Vistra Operations issued $1.1 billion aggregate principal amount of 7.750% senior unsecured notes due 2031 (7.750% Senior Unsecured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 7.750% Senior Unsecured Notes were sold pursuant to a purchase agreement by and among Vistra Operations, certain direct and indirect subsidiaries of Vistra Operations and Citigroup Global Markets Inc., as representative of the several initial purchasers. The 7.750% Senior Unsecured Notes mature in October 2031, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning April 2024. Net proceeds totaling $1.089 billion, together with proceeds from the issuance of 6.950% Senior Secured Notes discussed above and cash on hand, will be used to fund the Transactions. Fees and expenses related to the offering totaled $14 million in the nine months ended September 30, 2023, which were capitalized as a reduction in the carrying amount of the debt.

Since 2018, Vistra Operations has issued and sold $5.95 billion aggregate principal amount of senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures governing the 5.500% senior unsecured notes due 2026, the 5.625% senior unsecured notes due 2027, the 5.000% senior unsecured notes due 2027, the 4.375% senior unsecured notes due 2029 and the 7.750% Senior Unsecured Notes (collectively, as each may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In March 2021, the Board authorized up to $1.8 billion to voluntarily repay or repurchase outstanding debt, which authorization expired in March 2022 (the Prior Authorization). No amounts were repurchased under the Prior Authorization. In October 2022, the Board re-authorized the voluntary repayment or repurchase of up to $1.8 billion of outstanding debt, with such authorization expiring on December 31, 2023 (Current Authorization). As of September 30, 2023, no amounts were repurchased under the Current Authorization.

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

Maturities

Long-term debt maturities as of September 30, 2023 are as follows:

September 30, 2023
Remainder of 2023	$19
2024	1,940
2025	3,567
2026	1,005
2027	3,402
Thereafter	3,839
Unamortized premiums, discounts and debt issuance costs	(79)
Total long-term debt, including amounts due currently	$13,693

13.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of September 30, 2023, we had outstanding letters of credit totaling $3.082 billion as follows:

•$2.778 billion to support commodity risk management collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$148 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$91 million to support our REP financial requirements with the PUCT, and
•$38 million for other credit support requirements.

Surety Bonds

As of September 30, 2023, we had outstanding surety bonds totaling $934 million to support performance under various contracts and legal obligations in the normal course of business.

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

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. Other parties also supported our challenge to the PUCT's orders. In March 2023, the Third Court of Appeals issued a unanimous decision and agreed with our arguments that the PUCT's pricing orders constituted de facto competition rules and exceeded the PUCT's statutory authority. The Third Court of Appeals vacated the pricing orders and remanded the matter to the PUCT for further proceedings. In March 2023, the PUCT appealed the Third Court of Appeals' ruling to the Texas Supreme Court. In September 2023, the Texas Supreme Court granted the PUC and its intervenors petitions for review of the Third Court of Appeals' decision and set oral argument for the end of January 2024. In addition, we have also submitted settlement disputes with ERCOT over power prices and other issues during Winter Storm Uri. Following an appeal of the PUCT's March 5, 2021 verbal order and other statements made by the PUCT, the Texas Attorney General, on behalf of the PUCT, its client, represented in a letter agreement filed with the Third Court of Appeals that we and other parties may continue disputing the pricing during Winter Storm Uri through the ERCOT process and, to the extent the outcome of that process comes before the PUCT for review, the PUCT has not prejudged or made a final decision on that matter. We are not able to reasonably estimate the financial statement impact of a repricing as, among other things, the matter is subject to ongoing legal proceedings and, even if we were ultimately successful in the current legal proceeding, the price at which the market would be resettled is not reasonably estimable because that would be subject to further proceedings at ERCOT and the PUCT.

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

In May 2023, the Fifth Circuit Court granted our motion to stay the EPA's disapproval of Texas' SIP pending a decision on the merits and denied the EPA's motion to transfer our challenge to the D.C. Circuit Court. As a result of the stay, we do not believe the EPA has authority to implement the FIP as to Texas sources pending the resolution of the merits, meaning that Texas will remain in Group 2 and not be subject to any requirements under the FIP at least until the Fifth Circuit Court rules on the merits. Oral argument has been set for December 2023 before the Fifth Circuit Court. In June 2023, the EPA published the final FIP in the Federal Register, which included requirements as to Texas despite the stay of the SIP disapproval by the Fifth Circuit Court. In June 2023, the State of Texas, Luminant and various other parties also filed challenges to the FIP in the Fifth Circuit Court, filed a motion to stay the FIP and confirm venue for this dispute in the Fifth Circuit Court. After the motion to stay and to confirm venue was filed, the EPA signed an interim final rule on June 29, 2023 that confirms the FIP as to Texas is stayed. In July 2023, the Fifth Circuit Court ruled that the FIP challenge would be held in abeyance pending the resolution of the litigation on the SIP disapproval and denied the motion to stay as not needed given the EPA's administrative stay.

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

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an application for an alternate liner demonstration for one CCR unit at Martin Lake. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following the announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. Briefing before the D.C. Circuit Court is ongoing.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule and that case remains pending. Other parties have also filed appeals of certain provisions of the final rule. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application was filed for our Baldwin facility in August 2023.

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

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. In June 2023, the Company filed its initial brief and response to the remand report, and in August 2023 the Company filed a reply to the initial briefs from other parties. We will continue to vigorously defend our position.

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

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023	13,308,465	$23.11	$308
Three Months Ended June 30, 2023	10,144,891	24.39	247
Three Months Ended September 30, 2023	10,550,307	30.36	320
Nine Months Ended September 30, 2023 (a)	34,003,663	$25.74	$875	$1,130
October 1, 2023 through November 2, 2023	4,547,264	32.27	147
January 1, 2023 through November 2, 2023	38,550,927	$26.51	$1,022	$983
____________
(a)Shares repurchased include 347,625 of unsettled shares repurchased for $12 million as of September 30, 2023.

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

Preferred Stock

At both September 30, 2023 and December 31, 2022, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares Series B Preferred Stock were outstanding. The Series A Preferred Stock and the Series B Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the Series A First Reset Date (defined below) and in certain other circumstances prior to the Series A First Reset Date. The Series B Preferred Stock may be redeemed at the option of the Company at any time after the Series B First Reset Date (defined below) and in certain other circumstances prior to the Series B First Reset Date.

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

Nine Months Ended September 30, 2023			Year Ended December 31, 2022
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2023	March 2023	$0.1975	February 2022	March 2022	$0.170
May 2023	June 2023	$0.204	May 2022	June 2022	$0.177
August 2023	September 2023	$0.206	July 2022	September 2022	$0.184
			October 2022	December 2022	$0.193

In November 2023, the Board declared a quarterly dividend of $0.213 per share of common stock that will be paid in December 2023.

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

Series A Preferred Stock			Series B Preferred Stock
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2022	April 2022	$40.00	May 2022	June 2022	$35.97
July 2022	October 2022	$40.00	October 2022	December 2022	$35.00
February 2023	April 2023	$40.00	May 2023	June 2023	$35.00
August 2023	October 2023	$40.00

In November 2023, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in December 2023.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2023, Vistra Operations can distribute approximately $6.5 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $280 million and $400 million, for the three months ended September 30, 2023 and 2022, respectively, and $1.055 billion and $1.350 billion for the nine months ended September 30, 2023 and 2022, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2023, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Warrants

At the Dynegy Merger Date, the Company entered into an agreement whereby the holder of each outstanding warrant previously issued by Dynegy would be entitled to receive, upon paying an exercise price of $35.00 (subject to adjustment from time to time), the number of shares of Vistra common stock that such holder would have been entitled to receive if it had held one share of Dynegy common stock at the closing of the Dynegy Merger, or 0.652 shares of Vistra common stock. Accordingly, upon exercise, a warrant holder would effectively pay $53.68 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. In July 2023, in accordance with the terms of the warrant agreement, the exercise price of each warrant was adjusted downward to $32.93 (subject to further adjustment from time to time), or $50.51 (subject to adjustment of the exercise price from time to time) per share of Vistra common stock received. As of September 30, 2023, approximately nine million warrants expiring in February 2024 were outstanding. The warrants were included in equity based on their fair value at the Dynegy Merger Date.

Equity

The following table presents the changes to equity for the three months ended September 30, 2023:

	Preferred Stock	Common Stock (a)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of June 30, 2023	$2,000	$5	$(3,955)	$9,993	$(2,696)	$12	$5,359	$15	$5,374
Stock repurchases	—	—	(323)	—	—	—	(323)	—	(323)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	81	—	—	81	—	81
Net income	—	—	—	—	502	—	502	—	502
Change in accumulated other comprehensive loss		—	—	—	—	(2)	(2)	—	(2)
Other	—	—	—	1	—	—	1	—	1
Balance as of September 30, 2023	$2,000	$5	$(4,278)	$10,075	$(2,306)	$10	$5,506	$15	$5,521

The following table presents the changes to equity for the nine months ended September 30, 2023:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(883)	—	—	—	(883)	—	(883)
Dividends declared on common stock	—	—	—	—	(228)	—	(228)	—	(228)
Dividends declared on preferred stock	—	—	—	—	(112)	—	(112)	—	(112)
Effects of stock-based incentive compensation plans	—	—	—	147	—	—	147	—	147
Net income (loss)	—	—	—	—	1,677	—	1,677	(1)	1,676
Change in accumulated other comprehensive income	—	—	—	—	—	3	3	—	3
Other	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	$2,000	$5	$(4,278)	$10,075	$(2,306)	$10	$5,506	$15	$5,521
____________
(a)Authorized shares totaled 100,000,000 as of September 30, 2023. Outstanding shares of Series A Preferred Stock totaled 1,000,000 as of both September 30, 2023 and December 31, 2022 and outstanding shares of Series B Preferred Stock totaled 1,000,000 as of both September 30, 2023 and December 31, 2022.
(b)Authorized shares totaled 1,800,000,000 as of September 30, 2023. Outstanding common shares totaled 362,113,659 and 389,754,870 as of September 30, 2023 and December 31, 2022, respectively. Treasury shares totaled 181,158,327 and 147,424,202 as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the changes to equity for the three months ended September 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance as of June 30, 2022	$2,000	$5	$(2,645)	$9,890	$(3,842)	$(16)	$5,392	$11	$5,403
Stock repurchases	—	—	(407)	—	—	—	(407)	—	(407)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Effects of stock-based incentive compensation plans	—	—	—	29	—	—	29	—	29
Net income	—	—	—	—	668	—	668	10	678
Change in accumulated other comprehensive income	—	—	—	—	—	6	6	—	6
Other	—	—	—	4	2	—	6	(2)	4
Balance as of September 30, 2022	$2,000	$5	$(3,052)	$9,923	$(3,284)	$(10)	$5,582	$19	$5,601

The following table presents the changes to equity for the nine months ended September 30, 2022:

	Preferred Stock (a)	Common Stock (b)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance as of December 31, 2021	$2,000	$5	$(1,558)	$9,824	$(1,964)	$(16)	$8,291	$1	$8,292
Stock repurchases	—	—	(1,493)	—	—	—	(1,493)	—	(1,493)
Dividends declared on common stock	—	—	—	—	(227)	—	(227)	—	(227)
Dividends declared on preferred stock	—	—	—	—	(113)	—	(113)	—	(113)
Effects of stock-based incentive compensation plans	—	—	—	87		—	87	—	87
Net income (loss)	—	—	—	—	(981)	—	(981)	19	(962)
Change in accumulated other comprehensive income	—	—	—	—	—	6	6	—	6
Other	—	—	(1)	12	1	—	12	(1)	11
Balance as of September 30, 2022	$2,000	$5	$(3,052)	$9,923	$(3,284)	$(10)	$5,582	$19	$5,601
____________
(a)Authorized shares totaled 100,000,000 as of September 30, 2022. Outstanding shares of Series A Preferred Stock totaled 1,000,000 as of both September 30, 2022 and December 31, 2021 and outstanding shares of Series B Preferred Stock totaled 1,000,000 as of both September 30, 2022 and December 31, 2021.
(b)Authorized shares totaled 1,800,000,000 as of September 30, 2022. Outstanding common shares totaled 405,444,072 and 469,072,597 as of September 30, 2022 and December 31, 2021, respectively. Treasury shares totaled 131,640,516 and 63,856,879 as of September 30, 2022 and December 31, 2021, respectively.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total	Level 1	Level 2	Level 3 (a)	Reclass (b)	Total
Assets:
Commodity contracts	$2,336	$519	$723	$88	$3,666	$3,512	$789	$791	$13	$5,105
Interest rate swaps	—	185	—	—	185	—	135	—	—	135
Nuclear decommissioning trust – equity securities (c)	572	—	—	—	572	532	—	—		532
Nuclear decommissioning trust – debt securities (c)	—	681	—		681	—	658	—		658
Sub-total	$2,908	$1,385	$723	$88	5,104	$4,044	$1,582	$791	$13	6,430
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					519					458
Total assets					$5,623					$6,888
Liabilities:
Commodity contracts	$2,970	$1,002	$2,007	$88	$6,067	$5,297	$933	$2,010	$13	$8,253
Interest rate swaps	—	69	—	—	69	—	83	—	—	83
Total liabilities	$2,970	$1,071	$2,007	$88	$6,136	$5,297	$1,016	$2,010	$13	$8,336
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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of September 30, 2023 and December 31, 2022:

September 30, 2023
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$535	$(1,442)	$(907)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$42
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$30	to	$100	$66
						MWh
Options	—	(412)	(412)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	55%
					Power and gas volatility (e)	10%	to	870%	440%
Financial transmission rights	150	(43)	107	Market Approach (f)	Illiquid price differences between settlement points (g)	$(85)	to	$25	$(30)
						MWh
Natural gas	20	(100)	(80)	Income Approach	Gas basis and illiquid delivery periods (h)	$—	to	$25	$11
						MMBtu
Other (i)	18	(10)	8
Total	$723	$(2,007)	$(1,284)

December 31, 2022
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$603	$(1,332)	$(729)	Income Approach	Hourly price curve shape (c)	$—	to	$80	$38
						MWh
					Illiquid delivery periods for hub power prices and heat rates (d)	$25	to	$95	$60
						MWh
Options	—	(483)	(483)	Option Pricing Model	Gas to power correlation (e)	10%	to	100%	56%
					Power and gas volatility (e)	5%	to	620%	313%
Financial transmission rights	132	(31)	101	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$10	$(11)
						MWh
Natural gas	20	(155)	(135)	Income Approach	Gas basis (h)	$—	to	$30	$13
						MMBtu
Other (i)	36	(9)	27
Total	$791	$(2,010)	$(1,219)
____________
(a)Electricity purchase and sales contracts include power and heat rate positions in ERCOT, PJM, ISO-NE, NYISO, MISO and CAISO regions. The forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights (CRRs) in ERCOT and financial transmission rights (FTRs) in PJM, ISO-NE, NYISO and MISO regions. Options consist of physical electricity options, spread options, swaptions and natural gas options.
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

See the table below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2023 and 2022.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net liability balance at beginning of period	$(1,120)	$(1,015)	$(1,219)	$(360)
Total unrealized valuation gains (losses)	(548)	(235)	(498)	(1,256)
Purchases, issuances and settlements (a):
Purchases	53	44	153	139
Issuances	(6)	(6)	(19)	(48)
Settlements	158	257	120	431
Transfers into Level 3 (b)	(38)	(44)	(50)	(5)
Transfers out of Level 3 (b)	217	(32)	229	68
Net change (c)	(164)	(16)	(65)	(671)
Net liability balance at end of period	$(1,284)	$(1,031)	$(1,284)	$(1,031)
Unrealized valuation losses relating to instruments held at end of period	$(486)	$(234)	$(734)	$(797)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended September 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the three and nine months ended September 30, 2022, transfers into Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power, gas and coal derivatives where forward pricing inputs have become observable.
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

Interest Rate Swaps — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in our condensed consolidated statements of operations in interest expense and related charges. During 2019, Vistra entered into interest rate swaps, pursuant to which Vistra will pay a variable rate and receive a fixed rate. The terms of these new swaps were matched against the terms of certain existing swaps, effectively offsetting the hedge of the existing swaps and fixing the out-of-the-money position of such swaps. These matched swaps will settle over time, in accordance with the original contractual terms. Swaps expiring in July 2026 continue to hedge our exposure on $2.30 billion of debt through July 2026.

In March 2023, Vistra entered into $750 million of interest rate swaps to hedge future floating rate debt issuances at a weighted average rate of 3.16%. The interest rate swaps are effective December 31, 2023 and expire December 31, 2030.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	September 30, 2023
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$3,013	$89	$6	$—	$3,108
Noncurrent assets	583	96	64	—	743
Current liabilities	(7)	—	(4,516)	(37)	(4,560)
Noncurrent liabilities	(11)	—	(1,533)	(32)	(1,576)
Net assets (liabilities)	$3,578	$185	$(5,979)	$(69)	$(2,285)

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$4,442	$92	$4	$—	$4,538
Noncurrent assets	656	43	3	—	702
Current liabilities	(1)	—	(6,562)	(47)	(6,610)
Noncurrent liabilities	(5)	—	(1,685)	(36)	(1,726)
Net assets (liabilities)	$5,092	$135	$(8,240)	$(83)	$(3,096)

As of September 30, 2023 and December 31, 2022, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pre-tax effect of derivative gains (losses) on net income, including realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commodity contracts (Operating revenues)	$(1,118)	$(658)	$(450)	$(3,665)
Commodity contracts (Fuel, purchased power costs and delivery fees)	48	131	(280)	472
Interest rate swaps (Interest expense and related charges)	51	89	101	238
Net loss	$(1,019)	$(438)	$(629)	$(2,955)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2023				December 31, 2022
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$3,578	$(3,057)	$(18)	$503	$5,092	$(4,480)	$(20)	$592
Interest rate swaps	185	(64)	—	121	135	(64)	—	71
Total derivative assets	3,763	(3,121)	(18)	624	5,227	(4,544)	(20)	663
Derivative liabilities:
Commodity contracts	(5,979)	3,057	641	(2,281)	(8,240)	4,480	1,675	(2,085)
Interest rate swaps	(69)	64	—	(5)	(83)	64	—	(19)
Total derivative liabilities	(6,048)	3,121	641	(2,286)	(8,323)	4,544	1,675	(2,104)
Net amounts	$(2,285)	$—	$623	$(1,662)	$(3,096)	$—	$1,655	$(1,441)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,917	6,007	Million MMBtu
Electricity	807,036	754,762	GWh
Financial transmission rights (b)	245,878	225,845	GWh
Coal	40	48	Million U.S. tons
Fuel oil	52	105	Million gallons
Emissions	61	40	Million tons
Renewable energy certificates	28	31	Million certificates
Interest rate swaps – variable/fixed (c)	$4,470	$6,720	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$1,420	$2,120	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2023	December 31, 2022
Fair value of derivative contract liabilities (a)	$(1,852)	$(1,934)
Offsetting fair value under netting arrangements (b)	794	899
Cash collateral and letters of credit	779	253
Liquidity exposure	$(279)	$(782)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of September 30, 2023, total credit risk exposure to all counterparties related to derivative contracts totaled $4.177 billion (including associated accounts receivable). The net exposure to those counterparties totaled $761 million as of September 30, 2023, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure totaling $181 million. As of September 30, 2023, the credit risk exposure to the banking and financial sector represented 79% of the total credit risk exposure and 47% of the net exposure.

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

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2023	$3,383	$1,517	$651	$344	$224	$—	$1	$(2,034)	$4,086
September 30, 2022	3,258	3,627	1,126	236	253	95	1	(3,450)	5,146
Depreciation and amortization:
September 30, 2023	$(26)	$(132)	$(161)	$(22)	$(16)	$—	$(18)	$—	$(375)
September 30, 2022	(36)	(135)	(187)	4	(17)	(1)	(18)	—	(390)
Operating income (loss):
September 30, 2023	$247	$429	$29	$256	$(42)	$(23)	$(62)	$—	$834
September 30, 2022	(1,220)	2,147	(120)	70	31	11	(25)	—	894
Net income (loss) (b):
September 30, 2023	$245	$438	$29	$264	$(44)	$(17)	$(413)	$—	$502
September 30, 2022	(1,227)	2,156	(119)	72	31	16	(251)	—	678
Nine Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
Operating revenues (a):
September 30, 2023	$8,161	$3,061	$3,305	$799	$1,366	$—	$1	$(4,992)	$11,701
September 30, 2022	6,876	1,909	2,400	387	55	297	1	(2,066)	9,859
Depreciation and amortization:
September 30, 2023	$(78)	$(390)	$(488)	$(56)	$(45)	$—	$(52)	$—	$(1,109)
September 30, 2022	(109)	(404)	(545)	(26)	(49)	(29)	(52)	—	(1,214)
Operating income (loss):
September 30, 2023	$481	$350	$1,048	$456	$447	$(78)	$(145)	$—	$2,559
September 30, 2022	2,121	(1,538)	(908)	33	(524)	(165)	(98)	—	(1,079)
Net income (loss) (b):
September 30, 2023	$462	$396	$1,049	$481	$442	$23	$(1,177)	$—	$1,676
September 30, 2022	2,099	(1,455)	(910)	36	(525)	(154)	(53)	—	(962)
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
September 30, 2023	$1	$366	$77	$10	$61	$—	$44	$—	$559
September 30, 2022	—	320	33	74	26	—	37	—	490
__________________
(a)The following unrealized net gains (losses) from mark-to-market valuations of commodity positions are included in operating revenues:

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2023	$(70)	$(380)	$(128)	$176	$(118)	$8	$—	$167	$(345)
September 30, 2022	225	1,485	(103)	56	43	68	—	(1,428)	$346
Nine Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
September 30, 2023	$95	$(686)	$1,017	$293	$462	$32	$—	$(193)	$1,020
September 30, 2022	(812)	(2,139)	(951)	(23)	(601)	16	—	2,409	$(2,101)
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

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest paid/accrued	$161	$156	$474	$429
Unrealized mark-to-market net gains on interest rate swaps	(43)	(90)	(65)	(261)
Amortization of debt issuance costs, discounts and premiums	7	7	19	20
Debt extinguishment gain	—	(1)	—	(1)
Capitalized interest	(7)	(8)	(28)	(22)
Other (a)	25	7	50	21
Total interest expense and related charges	$143	$71	$450	$186
____________
(a)For the three and nine months ended September 30, 2023, includes $12 million and $21 million, respectively, of previously capitalized commitment fees related to the Commitment Letter that were reclassified to interest expense and related charges (see Note 2).

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 12, was 5.57% and 4.18% as of September 30, 2023 and 2022.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income:
Insurance settlements (a)	$12	$—	$21	$63
Gain on sale of land (b)	1	3	95	8
Interest income	16	2	42	4
All other	3	5	16	13
Total other income	$32	$10	$174	$88
Other deductions:
All other	3	5	9	18
Total other deductions	$3	$5	$9	$18
____________
(a)For the three months ended September 30, 2023, $8 million reported in the West segment and $4 million reported in the Asset Closure Segment. For the nine months ended September 30, 2023, $17 million reported in the West segment and $4 million reported in the Asset Closure Segment. For the nine months ended September 30, 2022, $62 million reported in the Texas segment and $1 million reported in the Corporate and Other non-segment.
(b)For the three months ended September 30, 2023, reported in the Asset Closure segment. For the nine months ended September 30, 2023, $94 million reported in the Asset Closure segment and $1 million reported in the Texas segment. For both the three and nine months ended September 30, 2022, reported in the Asset Closure segment.

Restricted Cash

	September 30, 2023		December 31, 2022
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$40	$15	$37	$33
Total restricted cash	$40	$15	$37	$33

Trade Accounts Receivable

	September 30, 2023	December 31, 2022
Wholesale and retail trade accounts receivable	$2,103	$2,124
Allowance for uncollectible accounts	(86)	(65)
Trade accounts receivable — net	$2,017	$2,059

Gross trade accounts receivable as of September 30, 2023 and December 31, 2022 include unbilled retail revenues of $744 million and $607 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2023	2022
Allowance for uncollectible accounts receivable at beginning of period	$65	$45
Increase for bad debt expense	131	136
Decrease for account write-offs	(110)	(90)
Allowance for uncollectible accounts receivable at end of period	$86	$91

Inventories by Major Category

	September 30, 2023	December 31, 2022
Materials and supplies	$286	$274
Fuel stock	367	252
Natural gas in storage	32	44
Total inventories	$685	$570

Investments

	September 30, 2023	December 31, 2022
Nuclear decommissioning trust	$1,772	$1,648
Assets related to employee benefit plans	30	30
Land	41	41
Miscellaneous other	14	10
Total investments	$1,857	$1,729

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

	September 30, 2023	December 31, 2022
Debt securities (a)	$681	$658
Equity securities (b)	1,091	990
Total	$1,772	$1,648
____________
(a)The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with government and municipal bonds and investment grade corporate bonds. The debt securities had an average coupon rate of 3.25% and 2.64% as of September 30, 2023 and December 31, 2022, respectively, and an average maturity of 11 years as of both September 30, 2023 and December 31, 2022.
(b)The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.

Debt securities held as of September 30, 2023 mature as follows: $270 million in one to five years, $138 million in five to 10 years and $273 million after 10 years.

The following table summarizes proceeds from sales of securities and investments in new securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales of securities	$227	$94	$478	$428
Investments in securities	$(233)	$(101)	$(495)	$(446)

Property, Plant and Equipment

	September 30, 2023	December 31, 2022
Power generation and structures	$17,135	$16,597
Land	571	584
Office and other equipment	155	163
Total	17,861	17,344
Less accumulated depreciation	(6,382)	(5,753)
Net of accumulated depreciation	11,479	11,591
Finance lease right-of-use assets (net of accumulated depreciation)	163	173
Nuclear fuel (net of accumulated amortization of $159 million and $152 million)	352	268
Construction work in progress	352	522
Property, plant and equipment — net	$12,346	$12,554

Depreciation expenses totaled $335 million and $338 million for the three months ended September 30, 2023 and 2022, respectively, and $989 million and $1.057 billion for nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the carrying value of our ARO related to our nuclear generation plant decommissioning totaled $1.728 billion, which is lower than the fair value of the assets contained in the nuclear decommissioning trust. Since the costs to ultimately decommission that plant are recoverable through the regulatory rate making process as part of Oncor's delivery fees, a corresponding regulatory liability has been recorded to our condensed consolidated balance sheet of $44 million in other noncurrent liabilities and deferred credits.

The following table summarizes the changes to these obligations, reported as AROs (current and noncurrent liabilities) in our condensed consolidated balance sheets, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total	Nuclear Plant Decom- missioning	Mining Land Reclamation	Coal Ash and Other	Total
Liability at beginning of period	$1,688	$284	$465	$2,437	$1,635	$320	$495	$2,450
Additions:
Accretion	40	9	17	66	39	11	15	65
Adjustment for change in estimates	—	21	9	30	—	(11)	23	12
Reductions:
Payments	—	(49)	(11)	(60)	—	(54)	(12)	(66)
Liability at end of period	1,728	265	480	2,473	1,674	266	521	2,461
Less amounts due currently	—	(87)	(36)	(123)	—	(95)	(26)	(121)
Noncurrent liability at end of period	$1,728	$178	$444	$2,350	1,674	171	495	2,340

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2023	December 31, 2022
Retirement and other employee benefits	$237	$237
Winter Storm Uri impact (a)	26	35
Identifiable intangible liabilities (Note 6)	132	140
Regulatory liability (b)	44	—
Finance lease liabilities	229	237
Uncertain tax positions, including accrued interest	—	13
Liability for third-party remediation	17	37
Accrued severance costs	37	36
Other accrued expenses	145	269
Total other noncurrent liabilities and deferred credits	$867	$1,004
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of September 30, 2023, the fair value of the assets contained in the nuclear decommissioning trust was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $44 million in other noncurrent liabilities and deferred credits. As of December 31, 2022, the carrying value of our ARO related to our nuclear generation plant decommissioning was higher than the fair value of the assets contained in the nuclear decommissioning trust and recorded as a regulatory asset of $40 million in other noncurrent assets.

Fair Value of Debt

		September 30, 2023		December 31, 2022
Long-term debt (see Note 12):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,497	$2,490	$2,519	$2,486
Vistra Operations Senior Notes	Level 2	11,120	10,512	9,378	8,830
Equipment Financing Agreements	Level 3	76	69	74	72

We determine fair value in accordance with accounting standards as discussed in Note 15. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,170	$455
Restricted cash included in current assets	40	37
Restricted cash included in noncurrent assets	15	33
Total cash, cash equivalents and restricted cash	$3,225	$525

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash payments related to:
Interest paid	$527	$468
Capitalized interest	(28)	(22)
Interest paid (net of capitalized interest)	$499	$446

For the nine months ended September 30, 2023 and 2022, we paid state income taxes of $31 million and $27 million respectively, and received state income tax refunds of $12 million and $8 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below, as well as other portions of this quarterly report on Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the SEC. Readers can usually identify these forward-looking statements by the use of such words as may," "will," "should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. For more discussion about risk factors that could cause or contribute to such differences, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A "Risk Factors" in the Company's 2022 Form 10-K and any updates contained herein. Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If Vistra does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements. This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the condensed consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for the three and nine months ended September 30, 2023. This discussion should be read in conjunction with those condensed consolidated financial statements and the related notes and is qualified by reference to them.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Macroeconomic Conditions

With forward power and natural gas curves increasing materially in 2022, we have increased our hedging for future periods. As of September 30, 2023, we have hedged approximately 90% of our expected generation volumes on average for the balance of 2023 through 2025 (with approximately 99% hedged for the balance of 2023 and approximately 97% hedged for 2024).

The industry continues to experience supply chain constraints that have reduced the availability and increased the costs of certain fuels, reduced the availability of certain equipment and supply relevant to construction of renewables projects, and increased the lead time to procure certain materials necessary to maintain our natural gas, nuclear and coal fleet. We are proactively managing the increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects. In addition, we have proactively engaged our suppliers to secure key materials needed to maintain our existing generation facilities prior to future planned outages, and our Vistra Zero operational and development projects are anticipated to benefit from the impact of the IRA. The inflationary environment experienced throughout 2022 drove increases in interest rates, resulting in increased expected refinancing or borrowing costs, including project financing for our development projects and refinancing expected in connection with debt due in 2024.

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

	$4.25 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2023	13,308,465	$23.11	$308
Three Months Ended June 30, 2023	10,144,891	24.39	247
Three Months Ended September 30, 2023	10,550,307	30.36	320
Nine Months Ended September 30, 2023	34,003,663	$25.74	$875	$1,130
October 1, 2023 through November 2, 2023	4,547,264	32.27	147
January 1, 2023 through November 2, 2023	38,550,927	$26.51	$1,022	$983

Since the Share Repurchase Program became effective in October 2021 through November 2, 2023, 136,351,839 shares of our common stock were repurchased for approximately $3.267 billion at an average price of $23.96 per share of common stock.

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

Power Price, Natural Gas Price and Market Heat Rate Exposure

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of September 30, 2023 were as follows:

	Balance of 2023	2024
Nuclear/Renewable/Coal Generation:
Texas	99%	98%
Sunset	100%	89%
Gas Generation:
Texas	98%	93%
East	100%	95%
West	100%	100%

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed heat rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual gas position is calculated based on two steps: first, calculating the difference between actual heat rates of our natural gas generation units and the assumed 7.2 heat rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2023.

	Balance of 2023	2024
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$—	$3
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$(2)
Gas Generation: $1.00/MWh increase in spark spread	$—	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(3)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(2)	$(10)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$9
East:
Gas Generation: $1.00/MWh increase in spark spread	$—	$4
Gas Generation: $1.00/MWh decrease in spark spread	$—	$(2)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$1	$(3)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$3
West:
Gas Generation: $1.00/MWh increase in spark spread	$—	$—
Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$2
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(2)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$—	$6
Coal Generation: $2.50/MWh decrease in power price	$1	$(7)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1

RESULTS OF OPERATIONS

In the three and nine months ended September 30, 2023, our operating segments delivered strong operating performance with a disciplined focus on cost management, while generating and selling essential electricity in a safe and reliable manner. Our performance reflected strong plant operating performance, increased demand due to hot weather in Texas and the effectiveness of our comprehensive hedging strategy and the value we were able to lock in as forward power and gas curves moved up materially in 2022. We believe remaining long-dated hedges position us to significantly benefit operating results through the remainder of 2023 and beyond, supporting the continued execution of our share repurchase and overall capital allocation strategy.

Consolidated Financial Results — Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2023	2022		2023	2022
Operating revenues	$4,086	$5,146	$(1,060)	$11,701	$9,859	$1,842
Fuel, purchased power costs and delivery fees	(2,109)	(3,139)	1,030	(5,754)	(7,580)	1,826
Operating costs	(411)	(400)	(11)	(1,277)	(1,250)	(27)
Depreciation and amortization	(375)	(390)	15	(1,109)	(1,214)	105
Selling, general and administrative expenses	(357)	(323)	(34)	(953)	(894)	(59)
Impairment of long-lived assets	—	—	—	(49)	—	(49)
Operating income (loss)	834	894	(60)	2,559	(1,079)	3,638
Other income	32	10	22	174	88	86
Other deductions	(3)	(5)	2	(9)	(18)	9
Interest expense and related charges	(143)	(71)	(72)	(450)	(186)	(264)
Impacts of Tax Receivable Agreement	(49)	86	(135)	(128)	(29)	(99)
Income (loss) before income taxes	671	914	(243)	2,146	(1,224)	3,370
Income tax (expense) benefit	(169)	(236)	67	(470)	262	(732)
Net income (loss)	$502	$678	$(176)	$1,676	$(962)	$2,638

	Three Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,383	$1,517	$651	$344	$224	$—	$(2,033)	$4,086
Fuel, purchased power costs and delivery fees	(2,837)	(707)	(376)	(46)	(176)	(1)	2,034	(2,109)
Operating costs	(36)	(217)	(65)	(14)	(63)	(15)	(1)	(411)
Depreciation and amortization	(26)	(132)	(161)	(22)	(16)	—	(18)	(375)
Selling, general and administrative expenses	(237)	(32)	(20)	(6)	(11)	(7)	(44)	(357)
Operating income (loss)	247	429	29	256	(42)	(23)	(62)	834
Other income	—	4	—	8	—	7	13	32
Other deductions	—	—	—	—	(2)	—	(1)	(3)
Interest expense and related charges	(2)	5	—	—	—	(1)	(145)	(143)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(49)	(49)
Income (loss) before income taxes	245	438	29	264	(44)	(17)	(244)	671
Income tax expense	—	—	—	—	—	—	(169)	(169)
Net income (loss)	$245	$438	$29	$264	$(44)	$(17)	$(413)	$502

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$3,258	$3,627	$1,126	$236	$253	$95	$(3,449)	$5,146
Fuel, purchased power costs and delivery fees	(4,161)	(1,119)	(983)	(155)	(132)	(39)	3,450	(3,139)
Operating costs	(43)	(193)	(58)	(10)	(64)	(32)	—	(400)
Depreciation and amortization	(36)	(135)	(187)	4	(17)	(1)	(18)	(390)
Selling, general and administrative expenses	(238)	(33)	(18)	(5)	(9)	(12)	(8)	(323)
Operating income (loss)	(1,220)	2,147	(120)	70	31	11	(25)	894
Other income	2	1	1	—	—	6	—	10
Other deductions	(5)	(1)	—	—	1	—	—	(5)
Interest expense and related charges	(4)	9	—	2	(1)	(1)	(76)	(71)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	86	86
Income (loss) before income taxes	(1,227)	2,156	(119)	72	31	16	(15)	914
Income tax expense	—	—	—	—	—	—	(236)	(236)
Net income (loss)	$(1,227)	$2,156	$(119)	$72	$31	$16	$(251)	$678

Operating income decreased $60 million to operating income of $834 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is primarily related to a $603 million change in unrealized mark-to-market as results for the three months ended September 30, 2023 were unfavorably impacted by $283 million in pre-tax unrealized mark-to-market losses on derivative positions due to power forward market curves moving up in Texas in the three months ended September 30, 2023 compared to $320 million in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down in the three months ended September 30, 2022. The unfavorable variance related to unrealized mark-to-market is offset by improved operating performance in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven by strong plant operating performance and higher energy margins reflecting the effectiveness of our comprehensive hedging strategy driving higher realized energy margins. Additionally, revenue net of fuel was higher in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices in the third quarter of 2022.

Interest expense and related charges increased $72 million to $143 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven by unrealized mark-to-market gains on interest rate swaps of $43 million in 2023 compared to $90 million in 2022 due to less volatility in interest rates in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, (b) $12 million of previously capitalized commitment fees related to the Commitment Letter that were reclassified to interest expense and related charges in the three months ended September 30, 2022 (see Note 2 to the Financial Statements) and (c) an increase in interest paid/accrued of $5 million driven by higher effective interest rates in 2023. See Note 19 to the Financial Statements.

For the three months ended September 30, 2023 and 2022, the impacts of the TRA resulted in expense of $49 million and income of $86 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the three months ended September 30, 2023, income tax expense totaled $169 million and the effective tax rate was 25.2%. For the three months ended September 30, 2022, income tax expense totaled $236 million, and the effective tax rate was 25.8%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

	Nine Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$8,161	$3,061	$3,305	$799	$1,366	$—	$(4,991)	$11,701
Fuel, purchased power costs and delivery fees	(6,879)	(1,546)	(1,494)	(226)	(599)	(2)	4,992	(5,754)
Operating costs	(93)	(680)	(218)	(43)	(190)	(52)	(1)	(1,277)
Depreciation and amortization	(78)	(390)	(488)	(56)	(45)	—	(52)	(1,109)
Selling, general and administrative expenses	(630)	(95)	(57)	(18)	(36)	(24)	(93)	(953)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	481	350	1,048	456	447	(78)	(145)	2,559
Other income	—	32	2	17	1	105	17	174
Other deductions	—	(1)	—	—	(4)	—	(4)	(9)
Interest expense and related charges	(19)	15	—	8	(2)	(4)	(448)	(450)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(128)	(128)
Income (loss) before income taxes	462	396	1,050	481	442	23	(708)	2,146
Income tax expense	—	—	(1)	—	—	—	(469)	(470)
Net income (loss)	$462	$396	$1,049	$481	$442	$23	$(1,177)	$1,676

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$6,876	$1,909	$2,400	$387	$55	$297	$(2,065)	$9,859
Fuel, purchased power costs and delivery fees	(3,913)	(2,342)	(2,524)	(279)	(313)	(275)	2,066	(7,580)
Operating costs	(111)	(602)	(189)	(32)	(191)	(125)	—	(1,250)
Depreciation and amortization	(109)	(404)	(545)	(26)	(49)	(29)	(52)	(1,214)
Selling, general and administrative expenses	(622)	(99)	(50)	(17)	(26)	(33)	(47)	(894)
Operating income (loss)	2,121	(1,538)	(908)	33	(524)	(165)	(98)	(1,079)
Other income	2	65	1	—	—	14	6	88
Other deductions	(16)	(2)	—	—	1	(1)	—	(18)
Interest expense and related charges	(8)	20	(3)	3	(2)	(2)	(194)	(186)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(29)	(29)
Income (loss) before income taxes	2,099	(1,455)	(910)	36	(525)	(154)	(315)	(1,224)
Income tax benefit	—	—	—	—	—	—	262	262
Net income (loss)	$2,099	$(1,455)	$(910)	$36	$(525)	$(154)	$(53)	$(962)

Operating income increased $3.638 billion to operating income of $2.559 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Results for the nine months ended September 30, 2023 were favorably impacted by $855 million in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down in the nine months ended September 30, 2023 compared to $2.027 billion in pre-tax unrealized mark-to-market losses on commodity derivative positions due to power and natural gas forward market curves moving up materially in the nine months ended September 30, 2022. Additionally, results in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were favorably impacted by strong plant operating performance and higher energy margins reflecting the effectiveness of our comprehensive hedging strategy driving higher realized energy margins.

For the nine months ended September 30, 2023, other income totaled $174 million driven by a gain of $89 million from the sale of property in Freestone County, Texas. For the nine months ended September 30, 2022, other income totaled $88 million driven by insurance proceeds of $63 million which primarily consists of business interruption claim proceeds. See Note 19 to the Financial Statements.

Interest expense and related charges increased $264 million to $450 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 driven by (a) unrealized mark-to-market gains on interest rate swaps of $65 million in 2023 compared to $261 million in 2022 due to less volatility in interest rates in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, (b) an increase in interest paid/accrued of $45 million driven by higher effective interest rates in 2023 and (c) $21 million of previously capitalized commitment fees related to the Commitment Letter that were reclassified to interest expense and related charges in the nine months ended September 30, 2022 (see Note 2 to the Financial Statements). See Note 19 to the Financial Statements.

For the nine months ended September 30, 2023 and 2022, the impacts of the TRA resulted in expense of $128 million and $29 million, respectively. See Note 8 to the Financial Statements for discussion of the impacts of the TRA obligation.

For the nine months ended September 30, 2023, income tax expense totaled $470 million and the effective tax rate was 21.9%. For the nine months ended September 30, 2022, income tax benefit totaled $262 million, and the effective tax rate was 21.4%. See Note 7 to the Financial Statements for reconciliation of the effective rates to the U.S. federal statutory rate.

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

Adjusted EBITDA — Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change
	2023	2022		2023	2022
Net income (loss)	$502	$678	$(176)	$1,676	$(962)	$2,638
Income tax expense (benefit)	169	236	(67)	470	(262)	732
Interest expense and related charges (a)	143	71	72	450	186	264
Depreciation and amortization (b)	401	413	(12)	1,177	1,277	(100)
EBITDA before Adjustments	1,215	1,398	(183)	3,773	239	3,534
Unrealized net (gain) loss resulting from commodity hedging transactions (c)	283	(320)	603	(855)	2,027	(2,882)
Impacts of Tax Receivable Agreement	49	(86)	135	128	29	99
Non-cash compensation expenses	21	14	7	63	48	15
Transition and merger expenses	22	(2)	24	39	18	21
Impairment of long-lived assets	—	—	—	49	—	49
PJM capacity performance default impacts (d)	1	—	1	9	—	9
Winter Storm Uri impacts (e)	(7)	(31)	24	(44)	(147)	103
Other, net	5	8	(3)	6	44	(38)
Adjusted EBITDA	$1,589	$981	$608	$3,168	$2,258	$910
____________
(a)Includes unrealized mark-to-market net gains on interest rate swaps of $43 million and $65 million for the three and nine months ended September 30, 2023, respectively, and unrealized mark-to-market net gains on interest rate swaps of $90 million and $261 million for the three and nine months ended September 30, 2022, respectively.
(b)Includes nuclear fuel amortization in the Texas segment of $26 million and $23 million for the three months ended September 30, 2023 and 2022, respectively, and $68 million and $63 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)Net pre-tax unrealized mark-to-market losses on commodity hedging transactions were driven by an increase in Texas forward power curves during the three months ended September 30, 2023. Net pre-tax unrealized mark-to-market gains on commodity hedging transactions were driven by a decrease in power and natural gas forward market curves during the three months ended September 30, 2022. Net pre-tax unrealized mark-to-market gains on commodity hedging transactions were driven by a decrease in power and natural gas forward market curves during the nine months ended September 30, 2023. Net pre-tax unrealized mark-to-market losses on commodity hedging transactions were driven by an increase in power and natural gas forward market curves during the nine months ended September 30, 2022.
(d)For the three and nine months ended September 30, 2023, represents estimate of anticipated market participant defaults or settlements on initial PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott.
(e)For the three and nine months ended September 30, 2023, includes reductions to Adjusted EBITDA reflecting bill credit applications of $7 million and $46 million, respectively. For the three and nine months ended September 30, 2022, includes reductions to Adjusted EBITDA reflecting default uplift charges of zero and $56 million, respectively, attributable to ERCOT receiving payments that reduced the market wide default balance, and bill credit applications of $32 million and $98 million, respectively. In 2021, an adjustment for future bill credits was recorded related to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. These amounts reverse and impact Adjusted EBITDA in future periods as the credits are applied to customer bills. The Company believes the inclusion of the bill credits as a reduction to Adjusted EBITDA in the years in which such bill credits are applied more accurately reflects its operating performance.

	Three Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$245	$438	$29	$264	$(44)	$(17)	$(413)	$502
Income tax expense	—	—	—	—	—	—	169	169
Interest expense and related charges (a)	2	(5)	—	—	—	1	145	143
Depreciation and amortization (b)	26	158	161	22	16	—	18	401
EBITDA before Adjustments	273	591	190	286	(28)	(16)	(81)	1,215
Unrealized net (gain) loss resulting from hedging transactions	(97)	356	125	(203)	110	(8)	—	283
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	49	49
Non-cash compensation expenses	—	—	—	—	—	—	21	21
Transition and merger expenses	—	—	—	—	—	—	22	22
PJM capacity performance default impacts (c)	—	—	(3)	—	4	—	—	1
Winter Storm Uri impacts (d)	(8)	1	—	—	—	—	—	(7)
Other, net	5	2	3	4	16	—	(25)	5
Adjusted EBITDA	$173	$950	$315	$87	$102	$(24)	$(14)	$1,589
____________
(a)Includes $43 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $26 million in the Texas segment.
(c)Represents estimate of anticipated market participant defaults or settlements on initial PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott.
(d)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri.

	Three Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$(1,227)	$2,156	$(119)	$72	$31	$16	$(251)	$678
Income tax expense	—	—	—	—	—	—	236	236
Interest expense and related charges (a)	4	(9)	—	(2)	1	1	76	71
Depreciation and amortization (b)	36	158	187	(4)	17	1	18	413
EBITDA before Adjustments	(1,187)	2,305	68	66	49	18	79	1,398
Unrealized net (gain) loss resulting from hedging transactions	1,203	(1,436)	68	(22)	(65)	(68)	—	(320)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(86)	(86)
Non-cash compensation expenses	—	—	—	—	—	—	14	14
Transition and merger expenses	(2)	—	—	—	—	—	—	(2)
Winter Storm Uri impacts (c)	(32)	1	—	—	—	—	—	(31)
Other, net	16	3	2	1	10	(9)	(15)	8
Adjusted EBITDA	$(2)	$873	$138	$45	$(6)	$(59)	$(8)	$981
____________
(a)Includes $90 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $23 million in Texas segment.
(c)Adjusted EBITDA impacts of Winter Storm Uri reflects the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri.

	Nine Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$462	$396	$1,049	$481	$442	$23	$(1,177)	$1,676
Income tax expense	—	—	1	—	—	—	469	470
Interest expense and related charges (a)	19	(15)	—	(8)	2	4	448	450
Depreciation and amortization (b)	78	458	488	56	45	—	52	1,177
EBITDA before Adjustments	559	839	1,538	529	489	27	(208)	3,773
Unrealized net (gain) loss resulting from hedging transactions	114	703	(1,024)	(338)	(278)	(32)	—	(855)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	128	128
Non-cash compensation expenses	—	—	—	—	—	—	63	63
Transition and merger expenses	(2)	1	—	—	1	—	39	39
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	3	—	6	—	—	9
Winter Storm Uri impacts (d)	(46)	2	—	—	—	—	—	(44)
Other, net	17	(5)	9	5	38	(1)	(57)	6
Adjusted EBITDA	$642	$1,540	$526	$196	$305	$(6)	$(35)	$3,168
____________
(a)Includes $65 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $68 million in the Texas segment.
(c)Represents estimate of anticipated market participant defaults or settlements on initial PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott.
(d)Includes the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri. We estimate remaining bill credit amounts to be applied in future periods are for the remainder of 2023 (approximately $6 million), 2024 (approximately $11 million) and 2025 (approximately $25 million).

	Nine Months Ended September 30, 2022
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Net income (loss)	$2,099	$(1,455)	$(910)	$36	$(525)	$(154)	$(53)	$(962)
Income tax benefit	—	—	—	—	—	—	(262)	(262)
Interest expense and related charges (a)	8	(20)	3	(3)	2	2	194	186
Depreciation and amortization (b)	109	467	545	26	49	29	52	1,277
EBITDA before Adjustments	2,216	(1,008)	(362)	59	(474)	(123)	(69)	239
Unrealized net (gain) loss resulting from hedging transactions	(1,602)	2,260	805	49	473	42	—	2,027
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	29	29
Non-cash compensation expenses	—	—	—	—	—	—	48	48
Transition and merger expenses	7	—	1	—	—	—	10	18
Winter Storm Uri impacts (c)	(95)	(52)	—	—	—	—	—	(147)
Other, net	38	21	6	2	17	4	(44)	44
Adjusted EBITDA	$564	$1,221	$450	$110	$16	$(77)	$(26)	$2,258
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

Retail Segment — Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2023	2022		2023	2022
Operating revenues:
Revenues in ERCOT	$2,878	$2,422	$456	$6,570	$5,887	$683
Revenues in Northeast/Midwest	574	609	(35)	1,496	1,800	(304)
Amortization expense	1	2	(1)	—	1	(1)
Unrealized net gains (losses) on hedging activities	(70)	225	(295)	95	(812)	907
Total operating revenues	3,383	3,258	125	8,161	6,876	1,285
Fuel, purchased power costs and delivery fees:
Purchases from affiliates	(2,201)	(2,020)	(181)	(4,799)	(4,473)	(326)
Unrealized net gains (losses) on hedging activities with affiliates (a)	167	(1,428)	1,595	(193)	2,409	(2,602)
Unrealized net gains (losses) on hedging activities	—	—	—	(16)	5	(21)
Delivery fees	(779)	(684)	(95)	(1,789)	(1,758)	(31)
Other costs	(24)	(29)	5	(82)	(96)	14
Total fuel, purchased power costs and delivery fees	(2,837)	(4,161)	1,324	(6,879)	(3,913)	(2,966)
Net income (loss)	$245	$(1,227)	$1,472	$462	$2,099	$(1,637)
Adjusted EBITDA	$173	$(2)	$175	$642	$564	$78

Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	22,643	19,720	2,923	54,711	50,756	3,955
Sales volumes in Northeast/Midwest	7,935	8,729	(794)	19,965	26,161	(6,196)
Total retail electricity sales volumes	30,578	28,449	2,129	74,676	76,917	(2,241)
Weather (North Texas average) - percent of normal (b):
Cooling degree days	121.7%	108.1%		115.2%	112.1%
Heating degree days	—%	—%		81.7%	111.8%
____________
(a)Includes unrealized net gains/(losses) from mark-to-market valuations of commodity positions with the Texas, East and Sunset segments.
(b)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2023 Compared to 2022	Nine Months Ended September 30, 2023 Compared to 2022
Higher margins driven by seasonality of power costs	$148	$154
Winter Storm Uri impact, including bill credits	24	52
Lower margins due to mild weather in 2023	—	(107)
Lower bad debt expense	11	5
Other driven by higher selling costs and revenue-based taxes due to higher revenues in ERCOT	(8)	(26)
Change in Adjusted EBITDA	$175	$78
Change in unrealized net gains/(losses) on hedging activities	1,300	(1,716)
Bill credits and other costs related to Winter Storm Uri	(24)	(49)
Decrease in depreciation and amortization expenses	10	31
Change in other expenses	11	19
Change in Net income (loss)	$1,472	$(1,637)

Generation — Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues:
Electricity sales	$214	$700	$341	$757	$167	$178	$241	$91
Capacity revenue from ISO/RTO	—	—	12	14	—	—	8	—
Sales to affiliates	1,680	1,442	426	458	—	2	95	120
Rolloff of unrealized net gains (losses) representing positions settled in the current period	586	253	59	57	—	54	(67)	154
Unrealized net gains (losses) on hedging activities	(888)	19	(106)	(240)	176	1	(43)	(230)
Unrealized net gains (losses) on hedging activities with affiliates	(78)	1,213	(81)	80	—	1	(8)	119
Other revenues	3	—	—	—	1	—	(2)	(1)
Operating revenues	1,517	3,627	651	1,126	344	236	224	253
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(505)	(975)	(369)	(1,006)	(72)	(120)	(183)	(153)
Fuel for generation facilities and purchased power costs from affiliates	2	(3)	(2)	1	—	—	—	1
Unrealized gains (losses) from hedging activities	24	(52)	3	36	27	(34)	8	24
Unrealized gains (losses) on hedging activities with affiliates	—	3	—	(1)	—	—	—	(2)
Ancillary and other costs	(228)	(92)	(8)	(13)	(1)	(1)	(1)	(2)
Fuel, purchased power costs and delivery fees	(707)	(1,119)	(376)	(983)	(46)	(155)	(176)	(132)
Net income (loss)	$438	$2,156	$29	$(119)	$264	$72	$(44)	$31
Adjusted EBITDA	$950	$873	$315	$138	$87	$45	$102	$(6)
Production volumes (GWh):
Natural gas facilities	15,635	12,654	16,976	15,118	1,465	1,460
Lignite and coal facilities	6,743	6,643					5,038	5,713
Nuclear facilities	5,210	5,009
Solar facilities	247	250
Capacity factors:
CCGT facilities	77.2%	69.6%	69.2%	62.6%	65.0%	65.0%
Lignite and coal facilities	79.3%	78.1%					49.8%	56.5%
Nuclear facilities	98.3%	94.5%
Weather - percent of normal (a):
Cooling degree days	120.5%	105.2%	96.7%	111.2%	93.2%	112.9%	111.5%	107.7%
Heating degree days	—%	—%	101.8%	119.6%	—%	—%	—%	111.3%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$109.32	$100.54	PJM West Hub	$42.93	$111.21
			AEP Dayton Hub	$40.00	$106.07
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.58	$7.96	NYISO Zone C	$35.46	$87.63
			Massachusetts Hub	$39.88	$99.52
Average natural gas price (a):			Indiana Hub	$42.99	$109.24
TetcoM3 ($/MMBtu)	$1.39	$7.10	Northern Illinois Hub	$39.36	$100.59
Algonquin Citygates ($/MMBtu)	$1.93	$7.57	CAISO NP15	$59.65	$105.25
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs we incurred.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Three Months Ended September 30, 2023 Compared to 2022
	Texas	East	West	Sunset
Favorable change in revenue net of fuel	$100	$185	$37	$111
Unfavorable change in other operating costs	(24)	(6)	(5)	—
Favorable/(unfavorable) change in selling, general and administrative expenses	1	(2)	2	(3)
Other	—	—	8	—
Change in Adjusted EBITDA	$77	$177	$42	$108
Favorable/(unfavorable) change in depreciation and amortization	—	26	(26)	1
Change in unrealized net gains/(losses) on hedging activities	(1,792)	(57)	181	(175)
PJM capacity performance default impacts	—	3	—	(4)
Other (including interest expenses)	(3)	(1)	(5)	(5)
Change in Net income (loss)	$(1,718)	$148	$192	$(75)

The unfavorable change in Texas segment results was driven by unrealized hedging losses due to increases in forward power prices in the three months ended September 30, 2023 compared to unrealized hedging gains due to decreases in forward power prices in the three months ended September 30, 2022. The unfavorable change in unrealized hedging impacts was partially offset by higher revenue net of fuel in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to high asset availability despite the fact that our power plants ran longer and more frequently than in 2022.

The favorable change in East segment results was driven by higher revenue net of fuel in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to strong plant operating performance and higher energy margins reflecting the effectiveness of our comprehensive hedging strategy driving higher realized energy margins.

The favorable change in West segment results was driven by higher revenue net of fuel in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to increased output from battery ESS assets which came online in 2023 (see Note 3). The change in West segment results was also driven by higher unrealized hedging gains due to more significant decreases in forward power prices in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The unfavorable change in Sunset segment results was primarily driven by unrealized hedging losses due to decreases in forward coal prices in the three months ended September 30, 2023 compared to unrealized hedging gains due to increases in forward coal prices in the three months ended September 30, 2022. The unfavorable change in the Sunset segment results due to unrealized hedging losses was partially offset by higher revenue net of fuel in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to the effectiveness of our comprehensive hedging strategy.

Generation — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues:
Electricity sales	$405	$1,302	$1,051	$1,975	$497	$405	$612	$253
Capacity revenue from ISO/RTO	—	—	42	4	—	—	35	56
Sales to affiliates	3,334	2,746	1,197	1,371	9	5	259	353
Rolloff of unrealized net gains (losses) representing positions settled in the current period	865	441	482	(12)	29	52	(130)	230
Unrealized net gains (losses) on hedging activities	(1,163)	(865)	95	(359)	267	(79)	448	(726)
Unrealized net gains (losses) on hedging activities with affiliates	(388)	(1,715)	440	(580)	(3)	4	144	(105)
Other revenues	8	—	(2)	1	—	—	(2)	(6)
Operating revenues	3,061	1,909	3,305	2,400	799	387	1,366	55
Fuel, purchased power costs and delivery fees:
Fuel for generation facilities and purchased power costs	(1,170)	(1,967)	(1,458)	(2,644)	(269)	(249)	(412)	(436)
Fuel for generation facilities and purchased power costs from affiliates	10	(6)	(10)	2	—	—	—	2
Unrealized gains (losses) from hedging activities	(17)	(119)	7	146	45	(26)	(184)	126
Unrealized gains (losses) from hedging activities with affiliates	—	(2)	—	—	—	—	—	2
Ancillary and other costs	(369)	(248)	(33)	(28)	(2)	(4)	(3)	(7)
Fuel, purchased power costs and delivery fees	(1,546)	(2,342)	(1,494)	(2,524)	(226)	(279)	(599)	(313)
Net income (loss)	$396	$(1,455)	$1,049	$(910)	$481	$36	$442	$(525)
Adjusted EBITDA	$1,540	$1,221	$526	$450	$196	$110	$305	$16
Production volumes (GWh):
Natural gas facilities	32,809	26,304	45,470	40,872	3,741	3,525
Lignite and coal facilities	17,903	18,376					11,355	16,236
Nuclear facilities	14,471	14,369
Solar facilities	638	679
Capacity factors:
CCGT facilities	57.1%	49.3%	62.8%	57.4%	55.9%	52.3%
Lignite and coal facilities	71.0%	72.9%					37.9%	54.1%
Nuclear facilities	92.0%	91.4%
Weather - percent of normal (a):
Cooling degree days	113.5%	110.4%	89.3%	108.2%	78.4%	111.4%	110.4%	113.9%

	Nine Months Ended September 30,
	Texas		East		West		Sunset
	2023	2022	2023	2022	2023	2022	2023	2022
Heating degree days	81.5%	129.4%	85.3%	98.9%	154.3%	95.4%	85.5%	101.6%
____________
(a)Reflects cooling degree days or heating degree days for the region based on Weather Services International (WSI) data.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$56.26	$67.08	PJM West Hub	$38.20	$87.53
			AEP Dayton Hub	$36.16	$83.66
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.46	$6.66	NYISO Zone C	$30.12	$70.09
			Massachusetts Hub	$41.49	$95.91
Average natural gas price (a):			Indiana Hub	$39.49	$86.77
TetcoM3 ($/MMBtu)	$1.94	$6.87	Northern Illinois Hub	$32.96	$76.68
Algonquin Citygates ($/MMBtu)	$3.02	$9.46	CAISO NP15	$64.35	$75.19
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs we incurred.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents changes in net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2023 Compared to 2022
	Texas	East	West	Sunset
Favorable change in revenue net of fuel	$447	$111	$78	$303
Unfavorable change in other operating costs	(79)	(28)	(11)	(4)
Favorable/(unfavorable) change in selling, general and administrative expenses	5	(7)	2	(7)
Other	(54)	—	17	(3)
Change in Adjusted EBITDA	$319	$76	$86	$289
Favorable/(unfavorable) change in depreciation and amortization	9	57	(30)	4
Change in unrealized net gains on hedging activities	1,557	1,829	387	751
Impairment of long-lived assets	—	—	—	(49)
PJM capacity performance default impacts	—	(3)	—	(6)
Winter Storm Uri impact (ERCOT default uplift)	(54)	—	—	—
Other (including interest expenses)	20	—	2	(22)
Change in Net income	$1,851	$1,959	$445	$967

The favorable change in Texas segment results was primarily driven by lower unrealized hedging losses due to less material increases in forward power prices in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change in Texas segment results was also driven by higher revenue net of fuel in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to strong generation performance and the effectiveness of our comprehensive hedging strategy.

The favorable changes in East, West and Sunset segment results were primarily driven by unrealized hedging gains due to decreases in forward power prices in the nine months ended September 30, 2023 compared to unrealized hedging losses due to material increases in power prices in the nine months ended September 30, 2022.

The change in East segment results was also driven by higher revenue net of fuel in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to strong plant operating performance and higher energy margins reflecting the effectiveness of our comprehensive hedging strategy driving higher realized energy margins, partially offset by higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices in the first quarter of 2023.

The change in West segment results was also driven by higher revenue net of fuel in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to increased output from battery ESS assets which is due to bringing new assets online in 2023 and assets being partially offline in 2022 (see Note 3).

The change in Sunset segment results was also driven by higher revenue net of fuel in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to the effectiveness of our comprehensive hedging strategy. A $49 million impairment of assets related to our Kincaid generation facility was recognized in the first quarter of 2023. See Note 19 to the Financial Statements for more information concerning the impairment.

Asset Closure Segment — Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2023	2022		2023	2022
Operating revenues	$—	$95	$(95)	$—	$297	$(297)
Fuel, purchased power costs and delivery fees	(1)	(39)	38	(2)	(275)	273
Operating costs	$(15)	$(32)	$17	$(52)	$(125)	$73
Depreciation and amortization	—	(1)	1	—	(29)	29
Selling, general and administrative expenses	(7)	(12)	5	(24)	(33)	9
Operating loss	(23)	11	(34)	(78)	(165)	87
Other income	7	6	1	105	14	91
Other deductions	—	—	—	—	(1)	1
Interest expense and related charges	(1)	(1)	—	(4)	(2)	(2)
Income (loss) before income taxes	(17)	16	(33)	23	(154)	177
Net income (loss)	$(17)	$16	$(33)	$23	$(154)	$177
Adjusted EBITDA	$(24)	$(59)	$35	$(6)	$(77)	$71
Production volumes (GWh)	—	1,449	(1,449)	—	8,653	(8,653)

For the three and nine months ended September 30, 2022, results and volumes for the Asset Closure segment include those from Edwards generation plant that we retired on January 1, 2023, and include unrealized hedging gains related to coal and power derivatives of $59 million and $17 million in the three and nine months ended September 30, 2022, respectively. Operating costs for the three and nine months ended September 30, 2023 and 2022 also include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. Other income for the nine months ended September 30, 2023, includes a gain of $89 million from the sale of property in Freestone County, Texas. Results were also impacted in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 by the retirements of the Zimmer, Joppa and Edwards generation plants on June 1, 2022, September 1, 2022 and January 1, 2023, respectively.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2023 and 2022. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $855 million in unrealized net gains and $2.027 billion in unrealized net losses for the nine months ended September 30, 2023 and 2022, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2023	2022
Commodity contract net liability at beginning of period	$(3,148)	$(866)
Settlements/termination of positions (a)	1,585	1,166
Changes in fair value of positions in the portfolio (b)	(730)	(3,193)
Other activity (c)	(108)	79
Commodity contract net liability at end of period	$(2,401)	$(2,814)
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values as of September 30, 2023, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of September 30, 2023
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(414)	$(222)	$2	$—	$(634)
Prices provided by other external sources	(435)	(48)	—	—	(483)
Prices based on models	(435)	(611)	(115)	(123)	(1,284)
Total	$(1,284)	$(881)	$(113)	$(123)	$(2,401)

FINANCIAL CONDITION

Cash Flows

Operating Cash Flows — Cash provided by operating activities totaled $4.572 billion and $92 million for the nine months ended September 30, 2023 and 2022, respectively. The favorable change of $4.480 billion was primarily driven by (a) a decrease in net margin deposits of $2.271 billion in the nine months ended September 30, 2023 as compared to an increase in net margin deposits of $1.805 billion in the nine months ended September 30, 2022 related to commodity contracts which support our comprehensive hedging strategy, including the impacts of cash margin deposits returned and replaced with amounts posted under an affiliate financing agreement (see Note 11 to the Financial Statements) and (b) cash from operations exclusive of net margin deposits, partially offset by $544 million of securitization proceeds from ERCOT in 2022 (see Note 1 to the Financial Statements).

Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $333 million and $361 million for the nine months ended September 30, 2023 and 2022, respectively. The difference represents amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees.

Investing Cash Flows — Cash used in investing activities totaled $1.382 billion and $886 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $496 million was driven by (a) a $353 million increase in capital expenditures due primarily to continued development of our solar and energy storage generation facilities (see Note 3 to the Financial Statements) and (b) $218 million in net purchases of environmental allowances in the nine months ended September 30, 2023 compared to $15 million in net sales in the nine months ended September 30, 2022, partially offset by $90 million in higher proceeds from the sale of assets driven by our sale of property in Freestone County, Texas in 2023.

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Capital expenditures, including LTSA prepayments	$(575)	$(471)	$(104)
Nuclear fuel purchases	(174)	(173)	(1)
Growth and development expenditures	(513)	(265)	(248)
Total capital expenditures	(1,262)	(909)	(353)
Net sales (purchases) of environmental allowances	(218)	15	(233)
Net investments in nuclear decommissioning trust fund securities	(17)	(18)	1
Proceeds from sales of assets	111	21	90
Other investing activity	4	5	(1)
Cash used in investing activities	$(1,382)	$(886)	$(496)

Financing Cash Flows — Cash used in financing activities totaled $490 million in the nine months ended September 30, 2023 and cash provided by financing activities totaled $3 million for the nine months ended September 30, 2022. The $493 million increase in cash used was primarily driven by (a) $1.075 billion of net repayments of short-term debt and accounts receivable financing in the nine months ended September 30, 2023 compared to $625 million of net borrowings of accounts receivable financing in the nine months ended September 30, 2022 driven by changes in collateral posting requirements and (b) $1.5 billion principal amount of senior secured notes issued in May 2022, partially offset by (1) $1.75 billion principal amount of senior secured and senior unsecured notes issued in September 2023 and (2) lower share repurchases in 2023.

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Share repurchases	$(866)	$(1,590)	$724
Issuances of senior notes (see Note 12)	1,750	1,498	252
Net long-term borrowings (repayments), including the forward capacity agreements	(21)	(232)	211
Net short-term borrowings (repayments)	(650)	—	(650)
Net borrowings (repayments) under the accounts receivable financing facilities	(425)	625	(1,050)
Dividends paid to common stockholders	(228)	(227)	(1)
Dividends paid to preferred stockholders	(75)	(76)	1
Other financing activity	25	5	20
Cash provided by (used in) financing activities	$(490)	$3	$(493)

Debt Activity

In May 2024 and July 2024, $400 million of 4.875% Senior Secured Notes and $1.5 billion of 3.550% Senior Secured Notes, respectively, will reach maturity. We plan to fund these upcoming principal payments using a combination of cash on hand and new debt issuances. Increases in interest rates will likely result in increased borrowing costs. See Note 10 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 12 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2023:

	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents (a)	$3,170	$455	$2,715
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	849	1,236	(387)
Vistra Operations — Commodity-Linked Facility (c)	401	808	(407)
Total available liquidity (d)(e)	$4,420	$2,499	$1,921
____________
(a)See the Condensed Consolidated Statements of Cash Flows in the Financial Statements and Cash Flows above for details of the increase in cash and cash equivalents for the nine months ended September 30, 2023. The increase includes proceeds from the issuance of $1.75 billion principal amount of Vistra Operations senior secured and senior unsecured notes in September 2023 that are expected to be used, together with cash on hand, to fund the Transactions.
(b)The decrease in availability for the nine months ended September 30, 2023 was driven by a $437 million increase in letters of credit outstanding under the facility and the maturity of $200 million of commitments under the Non-Extended Revolving Credit Facility, partially offset by $250 million in net repayments of borrowings under the facility.
(c)As of both September 30, 2023 and December 31, 2022, the borrowing bases are less than the facility limit of $1.35 billion. As of September 30, 2023, available capacity reflects the borrowing base of $401 million and no cash borrowings. As of December 31, 2022, available capacity reflects the borrowing base of $1.208 billion less $400 million in cash borrowings. The reduction in the borrowing base is due, in part, to the expiration of certain deemed 2023 hedges and would increase in size in a rising commodity price environment in accordance with the terms of the Commodity-Linked Facility. The Commodity-Linked Facility was amended in October 2023, increasing the aggregate commitments to $1.575 billion and extending the term to October 2024. The deemed hedge portfolio was also updated to reflect current hedge positions, including the addition of the 2025 deemed hedges, resulting in an increase of the borrowing base to $1.233 billion as of October 3, 2023.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 10 to the Financial Statements for detail on our accounts receivable financing.

(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities. See Note 12 to the Financial Statements for detail on our Secured LOC Facilities.

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

As of September 30, 2023, we received or posted cash and letters of credit for commodity hedging activities as follows:

•$1.312 billion in cash or Eligible Assets have been posted with counterparties as compared to $3.137 billion posted as of December 31, 2022;
•$50 million in cash has been received from counterparties as compared to $39 million received as of December 31, 2022;
•$2.778 billion in letters of credit have been posted with counterparties as compared to $2.314 billion posted as of December 31, 2022; and
•$45 million in letters of credit have been received from counterparties as compared to $74 million received as of December 31, 2022.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we do not expect to make federal income tax payments due to Vistra's NOL carryforwards. We expect to make approximately $34 million in state income tax payments, offset by $12 million in state tax refunds, and $10 million in TRA payments in the next 12 months.

For the nine months ended September 30, 2023, there were no federal income tax payments, $31 million in state income tax payments, $12 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of September 30, 2023, we were in compliance with the Vistra Operations Credit Agreement and Secured LOC Facilities financial covenants. Although the period ended September 30, 2023 was not a compliance period for the Vistra Operations Commodity-Linked Credit Agreement, we would have been in compliance with this financial covenant if it was required to be tested at such time.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of September 30, 2023, Vistra has posted letters of credit in the amount of $91 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $900 million in the form of letters of credit, $30 million in the form of a surety bond and $2 million of cash as of September 30, 2023 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.493 billion and zero, respectively, as of September 30, 2023.

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

Under the Vistra Operations Senior Unsecured Indenture and the Vistra Operations Senior Secured Indenture governing the 7.750% Senior Unsecured Notes and 6.950% Senior Secured Notes, respectively, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount that exceeds the greater of 1.5% of total assets and $600 million may result in a cross default under the respective notes and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Month-end average VaR	$210	$489
Month-end high VaR	$423	$686
Month-end low VaR	$127	$283

The month-end high VaR risk measure in 2023 is currently lower than the prior year due to lower prices and higher hedge levels.

Interest Rate Risk

As of September 30, 2023, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $2 million taking into account the interest rate swaps discussed in Note 12 to Financial Statements.

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

Credit Exposure — Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.264 billion as of September 30, 2023.

As of September 30, 2023, Retail segment credit exposure totaled approximately $1.701 billion, including $1.666 billion of trade accounts receivable and $35 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $52 million, resulting in a net exposure of $1.649 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of September 30, 2023, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $563 million including $460 million related to derivative assets and $103 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments credit exposure was $542 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of September 30, 2023. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$503	$17	$486
Below investment grade or no rating	60	4	56
Totals	$563	$21	$542

Significant (i.e., 10% or greater) concentration of credit exposure exists with three counterparties, which represented an aggregate $304 million, or 56%, of our total net exposure as of September 30, 2023. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at September 30, 2023. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2023	2,658,213	$27.16	2,658,213	$1,378
August 1 - August 31, 2023	4,333,746	$29.99	4,333,746	$1,248
September 1 - September 30, 2023	3,558,348	$33.22	3,558,348	$1,130
For the quarter ended September 30, 2023	10,550,307	$30.36	10,550,307	$1,130

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

Item 5.OTHER INFORMATION

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	**		—	Tenth Supplemental Indenture for the 5.500% Senior Notes due 2026, dated July 31, 2023, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.2	**		—	Tenth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated July 31, 2023, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.3	**		—	Tenth Supplemental Indenture for the 5.000% Senior Notes due 2027, dated July 31, 2023, among the Guaranteeing Subsidiaries, the Company, the Subsidiary Guarantors and the Trustee

4.4	**		—
Thirteenth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 3.70% Senior Secured Notes due 2027, 4.30% Senior Secured Notes due 2029, 4.875% Senior Secured Notes due 2024 and 5.125% Senior Secured Notes due 2025, dated as of July 31, 2023, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.5	**		—
Fourth Supplemental Indenture for the 4.375% Senior Notes due 2029, dated July 31, 2023, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.6	**		—
Second Supplemental Indenture for the 7.233% Senior Secured Notes due 2028, dated August 3, 2023, among Vistra Operations Company LLC, as issuer, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.7	0001-38086 Form 8-K (filed July 17, 2023)	4.1	—
Thirteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2023, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.8	0001-38086 Form 8-K (filed October 2, 2023)	4.1	—
Fourteenth Supplemental Indenture, dated as of September 26, 2023, by and among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.9	0001-38086 Form 8-K (filed October 2, 2023)	4.2	—	Indenture, dated as of September 26, 2023, by and among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.10	0001-38086 Form 8-K (filed October 2, 2023)	4.3	—	Form of Rule 144A Global Security for 6.950% Senior Secured Note due 2033 (included in Exhibit 4.8)

4.11	0001-38086 Form 8-K (filed October 2, 2023)	4.4	—	Form of Regulation S Global Security for 6.950% Senior Secured Note due 2033 (included in Exhibit 4.8)

4.12	0001-38086 Form 8-K (filed October 2, 2023)	4.5	—	Form of Rule 144A Global Security for 7.750% Senior Unsecured Note due 2031 (included in Exhibit 4.9)

4.13	0001-38086 Form 8-K (filed October 2, 2023)	4.6	—	Form of Regulation S Global Security for 7.750% Senior Unsecured Note due 2031 (included in Exhibit 4.9)

(10)	Material Contracts

10.1	**		—
Fourteenth Amendment to Credit Agreement, dated September 26, 2023, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the other Credit Parties (as defined in the Credit Agreement) party thereto, the financial institutions, Revolving Credit Lenders, and Revolving Letter of Credit Issuers (in each case as defined in the Credit Agreement) party thereto, and Credit Suisse AG, Cayman Islands Branch (as Administrative Agent and as Collateral Agent)

10.2	**		—
Sixth Amendment to Credit Agreement, dated as of September 26, 2023, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, the other Credit Parties (as defined in the Credit Agreement) party thereto, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.3	**		—
Seventh Amendment to Credit Agreement, dated as of October 4, 2023, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, the other Credit Parties (as defined in the Credit Agreement) party thereto, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.4	0001-38086 Form 8-K (filed September 15, 2023)	10.1	—
Senior Secured Notes Purchase Agreement, dated September 12, 2023, by and among Vistra Operations Company LLC, the Guarantors and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement.

Exhibits	Previously Filed With File Number*	As Exhibit
10.5	0001-38086 Form 8-K (filed September 15, 2023)	10.2	—
Senior Unsecured Notes Purchase Agreement, dated September 12, 2023, by and among Vistra Operations Company LLC, the Guarantors and Citigroup Global Markets Inc., on behalf of itself and the several Initial Purchasers named in Schedule I to the Purchase Agreement.

10.6	0001-38086 Form 8-K (filed July 17, 2023)	10.1	—
Amendment No. 4 to Master Framework Agreement, dated as of July 11, 2023, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.7	0001-38086 Form 8-K (filed July 17, 2023)	10.2	—	Amendment No. 3 to Master Repurchase Agreement, dated as of July 11, 2023, by and among TXU Energy Retail Company LLC, as seller and MUFG Bank, Ltd., as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: November 7, 2023