Form 10-Q
period 2024-03-31
Vistra Corp.
filed 2024-05-10
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2024
Common stock, par value $0.01 per share	347,460,001

i

GLOSSARY OF TERMS AND ABBREVIATIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Current and Former Related Entities:
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services
Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.

Energy Harbor	Energy Harbor Holdings LLC (formerly known as Energy Harbor Corp.), and/or its subsidiaries, depending on context
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
Parent	Vistra Corp.
Public Power
Public Power, LLC (d/b/a Public Power), an indirect subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers

TCEH	Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of Energy Future Competitive Holdings Company LLC, and, prior to the Effective Date, the parent company of our predecessor, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy
TriEagle Energy
TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers

TXU Energy
TXU Energy Retail Company LLC (d/b/a TXU), an indirect subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

U.S. Gas & Electric
U.S. Gas and Electric, LLC (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers

Value Based Brands
Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

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

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	Vistra Zero Operating Company, LLC, an indirect subsidiary of Vistra Vision LLC
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency

FERC	U.S. Federal Energy Regulatory Commission
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRS	U.S. Internal Revenue Service
MSHA	U.S. Mine Safety and Health Administration
NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
Securities Act	Securities Act of 1933, as amended
General Terms:
2023 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024
ARO	asset retirement and mining reclamation obligation
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
Effective Date	October 3, 2016, the date our predecessor completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code
Emergence	emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code as subsidiaries of a newly formed company, Vistra, on the Effective Date
ERP	enterprise resource program
ESS	energy storage system
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NOX	nitrogen oxide
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
Plan of Reorganization	Third Amended Joint Plan of Reorganization filed by the parent company of our predecessor in August 2016 and confirmed by the U.S. Bankruptcy Court for the District of Delaware in August 2016 solely with respect to our predecessor

PrefCo Preferred Stock Sale	as part of the tax-free spin-off from Energy Future Holdings Corp. (EFH Corp.), executed pursuant to the Plan of Reorganization on the Effective Date by our predecessor, the contribution of certain of the assets of our predecessor and its subsidiaries by a subsidiary of TEX Energy LLC to Vistra Preferred, LLC (PrefCo) in exchange for all of PrefCo's authorized preferred stock, consisting of 70,000 shares, par value $0.01 per share
PTC	production tax credit
REP	retail electric provider
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Vistra's 8.875% Series C Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SO2	sulfur dioxide
SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury Bonds as collateral
Tax Matters Agreement	Tax Matters Agreement, dated as of the Effective Date, by and among EFH Corp., Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and EFH Merger Co. LLC
TRA
Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 13 to the Financial Statements)

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
Vistra Zero Credit Agreement
Credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" that involve risk and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion in (i) Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2023 Form 10-K and (ii) in Part I, Item 2 Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements:

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
v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended March 31,
	2024	2023
Operating revenues (Note 4)	$3,054	$4,425
Fuel, purchased power costs and delivery fees	(1,716)	(2,170)
Operating costs	(498)	(421)
Depreciation and amortization	(403)	(366)
Selling, general and administrative expenses	(351)	(288)
Impairment of long-lived assets (Note 18)	—	(49)
Operating income	86	1,131
Other income (Note 18)	91	20
Other deductions (Note 18)	(4)	(3)
Interest expense and related charges (Note 18)	(170)	(207)
Impacts of Tax Receivable Agreement (Note 13)	(5)	(65)
Net income (loss) before income taxes	(2)	876
Income tax (expense) benefit (Note 5)	20	(178)
Net income	$18	$698
Net (income) loss attributable to noncontrolling interest	(53)	1
Net income (loss) attributable to Vistra	$(35)	$699
Cumulative dividends attributable to preferred stock	(49)	(38)
Net income (loss) attributable to Vistra common stock	$(84)	$661
Weighted average shares of common stock outstanding:
Basic	348,966,197	383,631,369
Diluted	348,966,197	387,553,379
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(0.24)	$1.72
Diluted	$(0.24)	$1.71

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Net income	$18	$698
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $— and $—)	—	1
Total other comprehensive income	—	1
Comprehensive income	$18	$699
Comprehensive (income) loss attributable to noncontrolling interest	(53)	1
Comprehensive income (loss) attributable to Vistra	$(35)	$700

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2024	2023
Cash flows — operating activities:
Net income	$18	$698
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	555	477
Deferred income tax expense (benefit), net	(23)	181
Impairment of long-lived assets	—	49
Unrealized net (gain) loss from mark-to-market valuations of commodities	176	(1,085)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(47)	41
Unrealized net gain from nuclear decommissioning trusts	(28)	—
Asset retirement obligation accretion expense	19	9
Impacts of Tax Receivable Agreement	5	65
Gain on TRA repurchase and tender offers	(10)	—
Bad debt expense	36	35
Stock-based compensation	21	22
Other, net	(23)	8
Changes in operating assets and liabilities:
Margin deposits, net	128	1,227
Accrued interest	(3)	(47)
Accrued taxes	(111)	(91)
Accrued employee incentive	(169)	(79)
Other operating assets and liabilities	(232)	(75)
Cash provided by operating activities	312	1,435
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(465)	(484)
Energy Harbor acquisition (net of cash acquired)	(3,070)	—
Proceeds from sales of nuclear decommissioning trust fund securities	214	119
Investments in nuclear decommissioning trust fund securities	(220)	(125)
Proceeds from sales of environmental allowances	17	35
Purchases of environmental allowances	(131)	(61)
Proceeds from sale of property, plant and equipment, including nuclear fuel	127	2
Other, net	—	1
Cash used in investing activities	(3,528)	(513)
Cash flows — financing activities:
Issuances of long-term debt	700	—
Repayments/repurchases of debt	(756)	(7)
Net borrowings under accounts receivable financing	875	175
Borrowings under Revolving Credit Facility	—	100
Repayments under Revolving Credit Facility	—	(350)
Borrowings under Commodity-Linked Facility	500	—
Repayments under Commodity-Linked Facility	—	(400)
Stock repurchases	(291)	(301)
Dividends paid to common stockholders	(77)	(77)
TRA Repurchase and tender offer — return of capital	(122)	—
Other, net	(36)	(14)
Cash provided by (used in) financing activities	793	(874)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2024	2023
Net change in cash, cash equivalents and restricted cash	(2,423)	48
Cash, cash equivalents and restricted cash — beginning balance	3,539	525
Cash, cash equivalents and restricted cash — ending balance	$1,116	$573

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,070	$3,485
Restricted cash (Note 18)	32	40
Trade accounts receivable — net (Note 18)	1,729	1,674
Income taxes receivable	1	6
Inventories (Note 18)	976	740
Commodity and other derivative contractual assets (Note 11)	3,557	3,645
Margin deposits related to commodity contracts	1,186	1,244
Margin deposits posted under affiliate financing agreement (Note 9)	443	439
Prepaid expense and other current assets	439	364
Total current assets	9,433	11,637
Restricted cash (Note 18)	14	14
Investments (Note 18)	4,219	2,035
Property, plant and equipment — net (Note 18)	18,014	12,432
Operating lease right-of-use assets	62	50
Goodwill (Note 7)	2,877	2,583
Identifiable intangible assets — net (Note 7)	2,278	1,864
Commodity and other derivative contractual assets (Note 11)	703	577
Accumulated deferred income taxes	—	1,223
Other noncurrent assets	578	551
Total assets	$38,178	$32,966
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 10)	$500	$—
Accounts receivable financing (Note 8)	875	—
Long-term debt due currently (Note 10)	54	2,286
Trade accounts payable	1,100	1,147
Commodity and other derivative contractual liabilities (Note 11)	5,214	5,258
Margin deposits related to commodity contracts	115	45
Accrued taxes other than income	118	203
Accrued interest	208	206
Asset retirement obligations (Note 14)	119	124
Operating lease liabilities	11	7
Other current liabilities	461	547
Total current liabilities	8,775	9,823
Margin deposits financing with affiliate (Note 9)	443	439
Long-term debt, less amounts due currently (Note 10)	14,693	12,116
Operating lease liabilities	56	48
Commodity and other derivative contractual liabilities (Note 11)	1,892	1,688
Accumulated deferred income taxes	118	1
Tax Receivable Agreement obligation (Note 13)	15	164
Asset retirement obligations (Note 14)	3,806	2,414

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2024	December 31, 2023
Other noncurrent liabilities and deferred credits (Note 18)	1,096	951
Total liabilities	30,894	27,644
Commitments and Contingencies (Note 15)
Total equity (Note 16):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: March 31, 2024 and December 31, 2023— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: March 31, 2024 and December 31, 2023 — 1,000,000); Series C (liquidation preference — $1,000; shares outstanding: March 31, 2024 and December 31, 2023 — 476,081)	2,476	2,476
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: March 31, 2024 — 348,733,986; December 31, 2023 — 351,457,016)	5	5
Treasury stock, at cost (shares: March 31, 2024 — 198,562,722; December 31, 2023 — 192,178,156)	(4,947)	(4,662)
Additional paid-in-capital	10,878	10,095
Retained deficit	(2,762)	(2,613)
Accumulated other comprehensive income	6	6
Stockholders' equity	5,656	5,307
Noncontrolling interest in subsidiary	1,628	15
Total equity	7,284	5,322
Total liabilities and equity	$38,178	$32,966

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (a)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
____________
(a)Noncontrolling interest in subsidiary includes $811 million representing the fair value of the 15% noncontrolling interest in Energy Harbor and $749 million representing 15% of the carrying value of net assets of certain subsidiaries contributed to Vistra Vision. See Note 2.
See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(311)	—	—	—	(311)	—	(311)
Effects of stock-based incentive compensation plans	—	—	—	24	—	—	24	—	24
Net income (loss)	—	—	—	—	699	—	699	(1)	698
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	1	1	—	1
Balances at March 31, 2023	$2,000	$5	$(3,706)	$9,952	$(3,058)	$8	$5,201	$15	$5,216

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2023 Form 10-K. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal nature. All intercompany items and transactions have been eliminated in consolidation.

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the condensed consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by U.S. GAAP, they should be read in conjunction with the audited financial statements and related notes contained in our 2023 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of U.S. dollars unless otherwise indicated.

Significant Accounting Policies

Business Combinations

The Company accounts for its business combinations in accordance with ASC 805, Business Combinations, which requires an acquirer to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill (if any). During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed in the period in which they are determined.

Nuclear Decommissioning Trusts (NDTs)

The NRC is responsible for regulating all nuclear power plants in the U.S. This regulatory oversight results in specific accounting considerations for nuclear plant decommissioning. Our NDTs hold funds primarily for the ultimate decommissioning of our nuclear power plants. Each unit has its own NDT and funds from one unit may not be used to fund decommissioning obligations of another unit.

Decommissioning costs associated with the Comanche Peak nuclear generation facility in Texas are being recovered from Oncor Electric Delivery Company LLC's (Oncor) customers as a delivery fee surcharge over the life of the plant and deposited by Vistra (and prior to the Effective Date, a subsidiary of TCEH) in the NDT. Income and expense, including gains and losses associated with the NDT assets and the related decommissioning liability are offset by a corresponding change in a regulatory asset/liability (currently a regulatory liability reported in other noncurrent liabilities and deferred credits) that will ultimately be settled through changes in Oncor's delivery fees rates.

The NDTs associated with our PJM nuclear facilities have been funded with amounts collected from the previous owners and their respective utility customers. Any shortfall of funds necessary for decommissioning the PJM nuclear facilities, determined for each generating station unit, are required to be funded by us. Investments in the PJM NDTs are carried at fair value and gains and losses are recognized as other income or other deductions in the condensed consolidated statements of operations. NDTs are invested in diversified portfolios of securities generally designed to achieve a return sufficient to fund the future decommissioning work. We retain any funds remaining in the trusts of the PJM nuclear facilities after all decommissioning has been completed.

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

Adoption of Accounting Standards

Improvements to Reportable Segment Disclosures

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

Recent Developments

See Note 8 for information on the Receivables Program amendment increasing the purchase limit and Note 10 for information on the $1.5 billion principal amount of senior secured and unsecured senior notes issued in April 2024.

2.    BUSINESS COMBINATIONS

On March 1, 2024 (Merger Date), pursuant to a transaction agreement dated March 6, 2023 (Transaction Agreement), (i) Vistra Operations transferred certain of its subsidiary entities into Vistra Vision, (ii) Black Pen Inc., a wholly owned subsidiary of Vistra, merged with and into Energy Harbor, (iii) Energy Harbor became a wholly-owned subsidiary of Vistra Vision, and (iv) affiliates of Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue) exchanged a portion of the Energy Harbor shares held by Nuveen and Avenue for a 15% equity interest of Vistra Vision (collectively, Energy Harbor Merger). The Energy Harbor Merger combines Energy Harbor's and Vistra's nuclear and retail businesses and certain Vistra Zero renewables and energy storage facilities to provide diversification and scale across multiple carbon-free technologies (dispatchable and renewables/storage) and the retail business.

The Energy Harbor Merger was accounted for using the acquisition method in accordance with ASC 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the Merger Date. The combined results of operations are reported in our condensed consolidated financial statements beginning as of the Merger Date.

The following table summarizes the acquisition date fair value of Energy Harbor associated with the Energy Harbor Merger on the Merger Date:

(in millions)	Consideration
Cash consideration	$3,100
15% of the fair value of net assets contributed to Vistra Vision by Vistra (a)	1,496
Total purchase price	4,596
Fair value of noncontrolling interest in Energy Harbor (b)	811
Acquisition date fair value of Energy Harbor	$5,407
____________
(a)Valued using a discounted cash flow analysis of the contributed subsidiaries including contributed debt.
(b)Represents 15% of the acquisition date fair value implied from the fair value of consideration transferred.

As a result of the Energy Harbor Merger, Vistra maintains an 85% ownership interest in Vistra Vision and records the remaining 15% equity interest as a noncontrolling interest in our condensed consolidated balance sheets as of the Merger Date. We reclassified the carrying value of assets contributed to Vistra Vision of $749 million from additional paid-in-capital of Vistra (the controlling interest) to the noncontrolling interest in subsidiary.

Provisional fair value measurements were made for acquired assets and liabilities, adjustments to those measurements may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained. The provisional fair values assigned to assets acquired and liabilities assumed are as follows:

(in Millions)	Fair Value as of March 1, 2024
Cash and cash equivalents	$30
Trade accounts receivables, inventories, prepaid expenses and other current assets	538
Investments (a)	2,021
Property, plant and equipment (b)	5,620
Identifiable intangible assets (c)	428
Commodity and other derivative contractual assets (d)	140
Other noncurrent assets	8
Total identifiable assets acquired	8,785

Trade accounts payable and other current liabilities	263
Long-term debt, including amounts due currently	413
Commodity and other derivative contractual liabilities (d)	179
Accumulated deferred income taxes	1,364
Asset retirement obligations (e)	1,368
Identifiable intangible liabilities	73
Other noncurrent liabilities and deferred credits	12
Total identifiable liabilities assumed	3,672
Identifiable net assets acquired	5,113
Goodwill (f)	294
Net assets acquired	$5,407
____________
(a)NDT assets are valued using a market approach (Level 1 or Level 2 depending on security).
(b)Acquired property, plant and equipment are valued using a combination of an income approach and a market approach. The income approach utilized a discounted cash flow analysis based upon a debt-free, free cash flow model (Level 3).
(c)Includes acquired nuclear fuel supply contracts valued based on contractual cash flow projections over approximately five years compared with cash flows based on current market prices with the resulting difference discounted to present value (Level 3). Also includes acquired retail customer relationships which are valued based on discounted cash flow analysis of acquired customers and estimated attrition rates (Level 3).
(d)Acquired derivatives are valued using the methods described in Note 12 (Level 1, Level 2 or Level 3). Contracts with terms that were not at current market prices are also valued using a discounted cash flow analysis (Level 3).
(e)Asset retirement obligations are valued using a discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning methods and are based on decommissioning cost studies (Level 3).
(f)The excess of the consideration transferred over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents expected synergies to be generated by Vistra Vision from combining operations of Energy Harbor with the contributed net assets of Vistra. None of the Goodwill is deductible for income tax purposes.

The following unaudited pro forma financial information for the three months ended March 31, 2024 and 2023 assumes that the Energy Harbor Merger occurred on January 1, 2023. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2023, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues	$3,777	$4,891
Net income	$69	$466

The unaudited pro forma financial information presented above includes adjustments for incremental depreciation and amortization as a result of the fair value determination of the net assets acquired, interest expense on debt assumed in the Energy Harbor Merger, effects of the Energy Harbor Merger on tax expense (benefit), and other related adjustments. Determining the amounts of revenue and earnings of Energy Harbor since the acquisition date is impractical as operations have been integrated into our commercial platform which is managed at a portfolio level.

Acquisition costs incurred in the Energy Harbor Merger totaled $24 million and $6 million for the three months ended March 31, 2024 and 2023, respectively and are classified as selling, general and administrative expenses in our condensed consolidated statements of operations.

3.    RETIREMENT OF GENERATION FACILITIES

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

4.    REVENUE

Revenue Disaggregation

Disaggregated revenue from contracts with customers, and other revenue included in total revenues in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31, 2024
(in millions)	Retail (a)	Texas	East (a)	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,702	$—	$—	$—	$—	$—	$—	$1,702
Retail energy charge in Northeast/Midwest	663	—	—	—	—	—	—	663
Wholesale generation revenue from ISO/RTO	—	60	261	88	80	—	—	489
Capacity revenue from ISO/RTO (b)	—	—	15	—	4	—	—	19
Revenue from other wholesale contracts	—	104	70	57	55	—	—	286
Total revenue from contracts with customers	2,365	164	346	145	139	—	—	3,159
Other revenues:
Intangible amortization	—	—	—	—	(1)	—	—	(1)
Transferable PTC revenues	—	2	—	—	—	—	—	2
Hedging and other revenues (c)	123	(274)	(138)	139	44	—	—	(106)
Affiliate sales (d)	6	547	429	1	57	—	(1,040)	—
Total other revenues	129	275	291	140	100	—	(1,040)	(105)
Total revenues	$2,494	$439	$637	$285	$239	$—	$(1,040)	$3,054
____________
(a)Includes revenues associated with March 2024 operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $36 million of capacity sold offset by $21 million of capacity purchased. The Sunset segment includes $4 million of capacity sold. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in our condensed consolidated statement of operations includes capacity purchased of $7 million offset by $2 million of capacity sold within the East segment.
(c)Includes $347 million of unrealized net losses from mark-to-market valuations of commodity positions.

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
March 31, 2024	$(155)	$(602)	$(355)	$136	$(156)	$4	$—	$781	$(347)
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(d)Texas, East and Sunset segment includes $470 million, $255 million and $56 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended March 31, 2023
(in millions)	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,568	$—	$—	$—	$—	$—	$—	$1,568
Retail energy charge in Northeast/Midwest	427	—	—	—	—	—	—	427
Wholesale generation revenue from ISO/RTO	—	50	220	193	67	—	—	530
Capacity revenue from ISO/RTO (a)	—	—	8	—	19	—	—	27
Revenue from other wholesale contracts	—	107	331	41	76	—	—	555
Total revenue from contracts with customers	1,995	157	559	234	162	—	—	3,107
Other revenues:
Intangible amortization	(1)	—	(1)	—	(1)	—	—	(3)
Transferable PTC revenue	—	2	—	—	—	—	—	2
Hedging and other revenues (b)	356	112	386	(7)	472	—	—	1,319
Affiliate sales (c)	—	1,082	865	4	195	—	(2,146)	—
Total other revenues	355	1,196	1,250	(3)	666	—	(2,146)	1,318
Total revenues	$2,350	$1,353	$1,809	$231	$828	$—	$(2,146)	$4,425
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $42 million of capacity sold offset by $34 million of capacity purchased. The Sunset segment includes $46 million of capacity sold offset by $27 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in our condensed consolidated statement of operations includes capacity purchased of $31 million offset by $21 million of capacity sold within the East segment.
(b)Includes $1.277 billion of unrealized net gains from mark-to-market valuations of commodity positions.

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

Performance Obligations

As of March 31, 2024, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues will be recognized assuming the performance obligations are met and as capacity is made available to the related ISOs/RTOs or counterparties.

	Balance of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
Remaining performance obligations	$401	$463	$329	$272	$122	$610	$2,197

Accounts Receivable

See Note 18 for details of accounts receivable relating to revenue from contracts with customers and other activities.

5.    INCOME TAXES

Vistra files a U.S. federal income tax return that includes the results of its consolidated subsidiaries. Vistra serves as the corporate parent of the Vistra consolidated group. Pursuant to applicable U.S. Department of the Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss) before income taxes	$(2)	$876
Income tax (expense) benefit	$20	$(178)
Effective tax rate	1,000.0%	20.3%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended March 31, 2024, the effective tax rate of 1,000.0% was higher than the U.S. federal statutory rate of 21% due primarily to the level of pre-tax earnings during the period and permanent differences recorded discretely related to stock-based compensation, partially offset by mark-to-market losses.

For the three months ended March 31, 2023, the effective tax rate of 20.3% was lower than the U.S. federal statutory rate of 21% due primarily to state income taxes.

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC provides a federal tax credit of up to $15/MWh, subject to phase out as power prices increase above $25/MWh, to existing nuclear facilities from 2024 through 2032. Treasury regulations are expected to further define the scope of the legislation in many important respects over the next twelve months, including critical guidance interpreting the nuclear PTC. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within IAS 20, as U.S. GAAP does not address how to account for these tax credits. We do not expect Vistra to be subject to the CAMT in the 2024 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes.

Transferable ITCs

In June 2023, our 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III) commenced commercial operations. As a result of Moss Landing Phase III reaching commercial operations, in 2023 we recognized $154 million of transferable ITCs associated with the project within other noncurrent assets in the condensed consolidated balance sheets.

Final Section 163(j) Regulations

The final Section 163(j) regulations, which limits qualified deductions for business interest expense, were issued in July 2020 and provided a critical correction to the proposed regulations regarding the computation of adjusted taxable income. As of January 1, 2022, certain provisions in the final Section 163(j) regulations have sunset, including the addback of depreciation and amortization to adjusted taxable income. As a result, under the law as currently enacted, Vistra's deductible business interest expense was significantly limited for the 2023 tax year and will continue to be so limited under current law going forward. Vistra remains active in legislative monitoring and advocacy efforts to support a legislative solution to reinstate and make permanent the addback of depreciation and amortization to adjusted taxable income.

Liability for Uncertain Tax Positions

Vistra and its subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions and are, at times, subject to examinations by the IRS and other taxing authorities. There were no uncertain tax positions as of both March 31, 2024 and December 31, 2023.

6.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended March 31,
(in millions, except share data)	2024	2023
Net income (loss) attributable to Vistra	$(35)	$699
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)
Less cumulative dividends attributable to Series B Preferred Stock	(18)	(18)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	—
Net income (loss) attributable to common stock — basic and diluted	$(84)	$661
Weighted average shares of common stock outstanding:
Basic	348,966,197	383,631,369
Dilutive securities: Stock-based incentive compensation plan	—	3,922,010
Diluted	348,966,197	387,553,379
Net income (loss) per weighted average share of common stock outstanding:
Basic	$(0.24)	$1.72
Diluted	$(0.24)	$1.71

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 7,954,878 and 3,859,165 shares for the three months ended March 31, 2024 and 2023, respectively.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of March 31, 2024 and December 31, 2023, the carrying value of goodwill totaled $2.877 billion and $2.583 billion, respectively.

	Retail Segment	Texas Segment
(in millions)	Retail Reporting Unit (a)	Texas Generation Reporting Unit	Total Goodwill
Balance at December 31, 2023	$2,461	$122	$2,583
Goodwill recorded in connection with the Energy Harbor Merger (b)			294
Balance at March 31, 2024	$2,461	$122	$2,877
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Allocation of goodwill attributable to the Energy Harbor acquisition to reporting units is pending completion of purchase accounting measurement period.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2024			December 31, 2023
Identifiable Intangible Asset (in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationships	$2,170	$1,888	$282	$2,088	$1,866	$222
Software and other technology-related assets	545	249	296	536	315	221
Retail and wholesale contracts	503	218	285	233	217	16
LTSA	18	5	13	18	5	13
Other identifiable intangible assets (a)	73	12	61	62	11	51
Total identifiable intangible assets subject to amortization	$3,309	$2,372	937	$2,937	$2,414	523
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,278			$1,864
____________
(a)Includes environmental allowances (emissions allowances and renewable energy certificates) and mining development costs.

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability (in millions)	March 31, 2024	December 31, 2023
LTSA	$121	$122
Power and fuel purchase contracts	62	9
Total identifiable intangible liabilities	$183	$131

Expense related to finite-lived identifiable intangible assets (including the classification in the condensed consolidated statements of operations) consist of:

Identifiable Intangible Assets (in millions)	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2024	2023
Retail customer relationships	Depreciation and amortization	$22	$28
Software and other technology-related assets	Depreciation and amortization	13	15
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	1	2
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	103	86
Total identifiable intangible assets expense (a)		$139	$131
___________
(a)Amounts exclude LTSA. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on our condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of March 31, 2024, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense (in millions)
2024	$167
2025	$141
2026	$77
2027	$49
2028	$32

8.    ACCOUNTS RECEIVABLE FINANCING

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). The Receivables Facility was renewed in July 2023, extending the term of the Receivables Facility to July 2024 and adjusting the commitment of the purchasers to purchase interests in the receivables under the Receivables Facility during all periods to a fixed purchase limit of $750 million from seasonally adjusted commitment limits ranging from $600 million to $750 million. On April 8, 2024, the Receivables Facility was amended to increase the purchase limit from $750 million to $1.0 billion and to add Energy Harbor LLC, a direct, wholly owned subsidiary of Energy Harbor, as an Originator.

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), each sell and/or contribute, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings on the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in our condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of March 31, 2024, outstanding borrowings under the Receivables Facility totaled $750 million and were supported by $913 million of RecCo gross receivables. As of December 31, 2023, there were no outstanding borrowings under the Receivables Facility.

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

As of March 31, 2024, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings under the Repurchase Facility as of December 31, 2023.

9.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

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

As of March 31, 2024 and December 31, 2023, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $443 million and $439 million, respectively, and are reported in our condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate.

10.    DEBT

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

(in millions)	March 31, 2024	December 31, 2023
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,494	$2,500
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	700	—
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	342	400
3.550% Senior Secured Notes, due July 15, 2024	1,155	1,500
5.125% Senior Secured Notes, due May 13, 2025	744	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
Total Vistra Operations Senior Secured Notes	4,891	5,650
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	—
4.750% Revenue Bond, due June 1, 2033 and July 1, 2033	285	—
3.750% Revenue Bond, due October 1, 2047	46	—
Total Energy Harbor Revenue Bonds	431	—
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
Total Vistra Operations Senior Unsecured Notes	6,300	6,300
Other:
Equipment Financing Agreements	67	67
Total other long-term debt	67	67
Unamortized debt premiums, discounts and issuance costs	(136)	(115)
Total long-term debt including amounts due currently	14,747	14,402
Less amounts due currently (a)	(54)	(2,286)
Total long-term debt less amounts due currently	$14,693	$12,116
____________
(a)    Excludes 4.875% Senior Secured Notes due May 2024 and 3.550% Senior Secured Notes due July 2024 as amounts will be refinanced on a long-term basis using net proceeds from the 6.000% Senior Secured Notes due 2034 and 6.875% Senior Unsecured Notes due 2032 (defined below) issued in April 2024.

Maturities

Long-term debt maturities as of March 31, 2024 are as follows:

(in millions)	March 31, 2024
Remainder of 2024	$1,532
2025	786
2026	1,038
2027	3,434
2028	35
Thereafter	8,058
Unamortized premiums, discounts and debt issuance costs	(136)
Total long-term debt, including amounts due currently	$14,747

Credit Facilities

Our credit facilities and related available capacity as of March 31, 2024 are presented below.

(in millions)		March 31, 2024
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Short-Term)	Cash Borrowings (Long-Term)	Letters of Credit Outstanding	Available Capacity
Revolving Credit Facility	April 29, 2027	$3,175	$—	$—	$1,882	$1,293
Term Loan B-3 Facility	December 20, 2030	2,494	—	2,494	—	—
Total Vistra Operations Credit Facilities		$5,669	$—	$2,494	$1,882	$1,293
Vistra Operations Commodity-Linked Facility	October 2, 2024	1,575	500	—	—	637
Vistra Zero Term Loan B Facility	April 30, 2031	700	—	700	—	—
Total credit facilities		$7,944	$500	$3,194	$1,882	$1,930

Vistra Operations Credit Facilities

As of March 31, 2024, the Vistra Operations Credit Facilities consisted of up to $5.669 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.175 billion (Revolving Credit Facility), including aggregate revolving letter of credit commitments of $3.105 billion, and term loans of $2.494 billion (Term Loan B-3 Facility). The Revolving Credit Facility is used for general corporate purposes.

Under the Vistra Operations Credit Agreement, (i) the interest applicable to the Revolving Credit Facility is based on the forward-looking term rate based on SOFR (Term SOFR Rate) plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Revolving Credit Facility will range from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility bear interest that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of March 31, 2024, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.70% and 26.5 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit facility was 1.70%. The Vistra Operations Credit Facilities also provide for certain additional customary fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit.

The Term Loan B-3 Facility bears interest based on the applicable Term SOFR Rate, plus a fixed spread of 2.00%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 11) on outstanding borrowings of $2.494 billion was 7.33% as of March 31, 2024. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

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

The Vistra Operations Credit Facilities also permit certain hedging agreements and cash management agreements to be secured on a pari-passu basis with the Vistra Operations Credit Facilities in the event those hedging agreements and cash management agreements meet certain criteria set forth in the Vistra Operations Credit Facilities.

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

Vistra Operations Commodity-Linked Revolving Credit Facility

As of March 31, 2024, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.575 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. The Commodity-Linked Facility is used to support our hedging strategy. As of March 31, 2024, the borrowing base of $1.137 billion is lower than the facility limit which represents the aggregate commitments of $1.575 billion.

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

Under the Vistra Operations Commodity-Linked Credit Agreement, (i) the interest applicable to the Commodity-Linked Facility is based on the Term SOFR Rate plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Commodity-Linked Facility will range from 17.5 basis points to 35.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of March 31, 2024, the applicable interest rate margins for the Commodity-Linked Facility and the fee on any undrawn amounts with respect to the Commodity-Linked Facility were 1.70% and 26.5 basis points, respectively As of March 31, 2024, there were $500 million in outstanding borrowings under the Commodity-Linked Facility and the weighted average interest rate on outstanding borrowings was 7.03%.

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

Vistra Zero Credit Agreement

On March 26, 2024, Vistra Zero entered into the Vistra Zero Credit Agreement. The Vistra Zero Credit Agreement provides for a senior secured term loan (Term Loan B Facility) of up to $700 million, which Vistra Zero borrowed in its entirety on March 26, 2024. Net proceeds of $690 million will be used (i) to pay issuance costs and (ii) for working capital and general corporate purposes. Vistra Zero's obligations under the Vistra Zero Credit Agreement are guaranteed by certain subsidiaries of Vistra Zero, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Under the Vistra Zero Credit Agreement, the interest applicable to the Term Loan B Facility is Term SOFR plus 2.75% per annum. The Term Loan B Facility is not subject to a floor or credit spread adjustment but is subject to a 1.0% "soft call" prepayment premium prior to the date that is six months following March 26, 2024. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $700 million was 8.08% as of March 31, 2024. Cash borrowings under the Term Loan B Facility are subject to required scheduled quarterly payments of $1.75 million. Amounts paid cannot be reborrowed.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Vistra Operations Secured Letter of Credit Facilities

In August and September 2020, Vistra entered into uncommitted standby letter of credit facilities that may be renewed annually and that are each secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities) (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are used for general corporate purposes. In October 2021, September 2022 and October 2022, Vistra entered into additional Secured LOC Facilities which are used for general corporate purposes. As of March 31, 2024, $898 million of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00).

Vistra Operations Unsecured Alternative Letter of Credit Facility

In March 2024, we entered into an unsecured alternative letter of credit facility (Alternative LOC Facility) to be used for general corporate purposes. As of March 31, 2024, the total capacity was $125 million and $100 million of letters of credit were outstanding under the Alternative LOC Facility. In April 2024, the capacity of the Alternative LOC Facility was increased to $300 million. The Alternative LOC Facility matures in December 2028. There are no financial maintenance covenants in the Alternative LOC Facility.

Energy Harbor Letter of Credit Facility

Energy Harbor and its subsidiaries were parties to a letter of credit facility that was secured by a first lien on the Energy Harbor assets (Energy Harbor LOC Facility). As of March 31, 2024, $115 million of letters of credit were outstanding under the Energy Harbor LOC Facility. As of April 24, 2024, the Energy Harbor LOC Facility was terminated.

Vistra Operations Senior Secured Notes

In April 2024, Vistra Operations issued $500 million aggregate principal amount of 6.000% senior secured notes due 2034 (6.000% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 6.000% Senior Secured Notes provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities, by and among the Issuer, as borrower, Vistra Intermediate Company LLC, the guarantors party thereto, and Citibank, N.A. as administrative and collateral agent. The 6.000% Senior Secured Notes mature in April 15, 2034, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning October 15, 2024. Net proceeds totaling approximately $495 million, together with proceeds from the April 2024 issuance of 6.875% Senior Unsecured Notes discussed below and cash on hand, will be used for general corporate purposes, including to refinance outstanding indebtedness (including the upcoming 2024 senior secured debt maturities). Fees and expenses related to the offering, including commissions and the original issue discount, totaled $5 million and were capitalized as a reduction in the carrying amount of the debt.

In January 2024, Vistra Operations used the net proceeds from the December 2023 issuances of 6.950% senior secured notes due 2033 and 7.750% senior unsecured notes due 2031 discussed below and cash on hand to fund a cash tender offer (Senior Secured Notes Tender Offer) to purchase for cash $759 million aggregate principal amount of certain notes, including $58 million of 4.875% senior secured notes due 2024, $345 million of 3.550% senior secured notes due 2024 and $356 million of the 5.125% senior secured notes due 2025. We recorded an extinguishment gain of $6 million on the transaction in the first quarter of 2024.

Since 2019, Vistra Operations issued and sold $5.65 billion aggregate principal amount of senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 4.875% senior secured notes due 2024, the 3.550% senior secured notes due 2024, the 5.125% senior secured notes due 2025, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029 and the 6.950% Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Energy Harbor Revenue Bonds

Various governmental entities in Ohio and Pennsylvania have previously issued six different tranches of revenue bonds for the benefit of Energy Harbor Generation LLC (EHG) or Energy Harbor Nuclear Generation LLC (EHNG); (collectively, the EH entities), in an aggregate principal amount of $431 million (each such tranche, a revenue bond and collectively, the revenue bonds). Funds from the issuance of the revenue bonds were on-lent by the relevant governmental authority, as lender, to each of EHG or EHNG, as applicable, pursuant to individual loan agreements between the relevant governmental entity and EH entity (each such loan agreement, an on-lending agreement and collectively, the on-lending agreements). Under those on-lending agreements the relevant EH entity is obligated to provide contractual payments to service the principal and interest on the revenue bonds via payments on the loans. The repayment of the loans is not directly secured by the assets of the EH entities; rather such repayment is secured by a pledge of certain mortgage bonds issued by the EH entities to the relevant trustees under the respective revenue bonds. The mortgage bonds are issued by the relevant EH entity pursuant to an open-ended mortgage indenture (the base indenture), and supplemented by supplemental indentures adding the relevant tranche of mortgage bonds backing the related revenue bonds to the base indenture (as so supplemented, the mortgage indentures). The obligations under the mortgage bonds issued pursuant to the mortgage indentures are secured by substantially all assets of the EH entities, including their plants and related real estate. The obligations under mortgage indentures are cross-collateralized to each other, and provide that payments of principal and interest by the relevant EH entity under its on-lending agreement with the governmental authority constitute a dollar-for-dollar credit against the payment obligations of such EH entity under the mortgage indentures, such that the EH entities are never expected to make any payments under the bonds governed by the mortgage indentures. In the event of a default under the on-lending agreements (which are not cross-defaulted to each other), the trustee of the revenue bonds would be able to call the mortgage bonds due and, if unpaid, foreclose on the assets securing the mortgage bonds. The obligations of the EH entities under the on-lending agreements and the related mortgage indentures are guaranteed on an unsecured basis by Energy Harbor. Neither the EH entities nor Energy Harbor provides credit support for any of the debt obligations of Vistra Operations.

Vistra Operations Senior Unsecured Notes

In April 2024, Vistra Operations issued $1.0 billion aggregate principal amount of 6.875% senior unsecured notes due 2032 (6.875% Senior Unsecured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 6.875% Senior Unsecured Notes provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities, by and among the Issuer, as borrower, Vistra Intermediate Company LLC, the guarantors party thereto, and Citibank, N.A. as administrative and collateral agent. The 6.875% Senior Secured Notes mature in April 15, 2032, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning October 15, 2024. Net proceeds totaling approximately $990 million, together with proceeds from the April 2024 issuance of 6.000% Senior Secured Notes discussed above and cash on hand, will be used for general corporate purposes, including to refinance outstanding indebtedness (including the upcoming 2024 senior secured debt maturities). Fees and expenses related to the offering totaled $10 million and were capitalized as a reduction in the carrying amount of the debt.

Since 2018, Vistra Operations has issued and sold $6.30 billion aggregate principal amount of senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures (as may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) governing the 5.500% senior unsecured notes due 2026, the 5.625% senior unsecured notes due 2027, the 5.000% senior unsecured notes due 2027, the 4.375% senior unsecured notes due 2029 and the 7.750% Senior Unsecured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Unsecured Notes) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Debt Repurchase Program

In January 2024, we settled the Senior Secured Notes Tender Offer. In April 2024, the Board authorized the voluntary repayment or repurchase of up to $1.0 billion of outstanding debt, with such authorization expiring on December 31, 2024.

11.COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage our exposure to commodity price and interest rate volatility. Although we do engage in economic hedging activities to manage our exposure related to commodity price fluctuations through the use of financial and physical derivative contracts, we have no derivative positions accounted for as cash flow or fair value hedges as of March 31, 2024. All changes in the fair values of our derivative contracts, excluding contracts which are considered normal purchases and sales (NPNS), are recognized as gains or losses in the earnings of the periods in which they occur. See Note 12 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity

We utilize natural gas and electricity derivatives to (i) reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets, and (ii) to hedge future purchased power costs for our retail operations. We also utilize short-term electricity, natural gas, coal, and emissions derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, fuel oil and natural gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in our condensed consolidated statements of operations in either operating revenues or fuel, purchased power costs and delivery fees.

Interest Rate Swaps

Interest rate swap agreements are used to reduce volatility in interest costs and related cash flows associated with our variable rate debt obligations. Unrealized gains and losses arising from changes in the fair value of the interest rate swaps as well as realized gains and losses upon settlement are reported in our condensed consolidated statements of operations in interest expense and related charges.

As of March 31, 2024, Vistra has entered into the following interest rate swaps:

(in millions, except percentages)	Notional Amount	Expiration Date	Rate Range (c)
Swapped to fixed (a)	$3,000	July 2026	4.89%	-	4.97%
Swapped to variable (a)	$700	July 2026	3.44%	-	3.49%
Swapped to fixed (b)	$1,625	December 2030	5.20%	-	5.37%
____________
(a)The $700 million of pay variable rate and receive fixed rate swaps match the terms of a portion of the $3.0 billion pay fixed rate and receive variable rate swaps. These matched swaps will settle over time and effectively offset the hedged position. These offsetting swaps expiring in July 2026 hedge our exposure on $2.3 billion of variable rate debt through July 2026.
(b)Effective from July 2026 through December 2030.
(c)The rate ranges reflect the fixed leg of each swap at a Term SOFR rate plus an interest margin of 2.00%.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract.

	March 31, 2024
(in millions)	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$3,479	$59	$19	$—	$3,557
Noncurrent assets	653	48	2	—	703
Current liabilities	(14)	—	(5,176)	(24)	(5,214)
Noncurrent liabilities	(5)	—	(1,866)	(21)	(1,892)
Net assets (liabilities)	$4,113	$107	$(7,021)	$(45)	$(2,846)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
Current assets	$3,585	$53	$7	$—	$3,645
Noncurrent assets	565	11	1	—	577
Current liabilities	(1)	—	(5,233)	(24)	(5,258)
Noncurrent liabilities	(5)	—	(1,659)	(24)	(1,688)
Net assets (liabilities)	$4,144	$64	$(6,884)	$(48)	$(2,724)

The following table presents the pre-tax effect of derivative gains (losses) on net income, including both the realized and unrealized effects. Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation) (in millions)	Three Months Ended March 31,
	2024	2023
Commodity contracts (Operating revenues)	$(608)	$669
Commodity contracts (Fuel, purchased power costs and delivery fees)	45	(295)
Interest rate swaps (Interest expense and related charges)	58	(28)
Net gain (loss)	$(505)	$346

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	March 31, 2024				December 31, 2023
(in millions)	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$4,113	$(3,392)	$(84)	$637	$4,144	$(3,519)	$(26)	$599
Interest rate swaps	107	(35)	—	72	64	(28)	—	36
Total derivative assets	4,220	(3,427)	(84)	709	4,208	(3,547)	(26)	635
Derivative liabilities:
Commodity contracts	(7,021)	3,392	914	(2,715)	(6,884)	3,519	970	(2,395)
Interest rate swaps	(45)	35	—	(10)	(48)	28	—	(20)
Total derivative liabilities	(7,066)	3,427	914	(2,725)	(6,932)	3,547	970	(2,415)
Net amounts	$(2,846)	$—	$830	$(2,016)	$(2,724)	$—	$944	$(1,780)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes, by commodity, excluding those derivatives that qualified for the NPNS scope exception, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,277	5,335	Million MMBtu
Electricity	793,133	800,001	GWh
Financial transmission rights (b)	235,014	250,895	GWh
Coal	31	35	Million U.S. tons
Fuel oil	7	3	Million gallons
Emissions	29	24	Million U.S. tons
Renewable energy certificates	29	29	Million certificates
Interest rate swaps – variable/fixed (c)	$4,625	$5,225	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$700	$1,300	Million U.S. dollars
____________
(a)Represents gross notional forward sales, purchases and options transaction, locational basis swaps and other natural gas transactions.
(b)Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within regions.
(c)Includes notional amounts of interest rate swaps with maturity dates varying between July 2026 through December 2030.

Credit Risk-Related Contingent Features of Derivatives

Our derivative contracts may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of these agreements may require the posting of additional collateral if our credit rating is downgraded by one or more credit rating agencies or include cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants.

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

(in millions)	March 31, 2024	December 31, 2023
Fair value of derivative contract liabilities (a)	$(2,115)	$(1,890)
Offsetting fair value under netting arrangements (b)	707	692
Cash collateral and letters of credit	985	854
Liquidity exposure	$(423)	$(344)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of March 31, 2024, total credit risk exposure to all counterparties related to derivative contracts totaled $4.599 billion (including associated accounts receivable). The net exposure to those counterparties totaled $732 million as of March 31, 2024, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure from any single counterparty totaling $248 million. As of March 31, 2024, the credit risk exposure to the banking and financial sector represented 83% of the total credit risk exposure and 36% of the net exposure.

This concentration of credit risk increases the risk that a default by any of our counterparties could have a material effect on our financial condition, results of operations and liquidity. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies authorize specific risk mitigation procedures including, but not limited to, (i) requiring counterparties to have investment grade credit ratings, (ii) use of standardized master agreements with our counterparties that allow for netting of positive and negative exposures, and that detail credit enhancements (such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits) required in the event of a material downgrade in their credit rating.

12.    FAIR VALUE MEASUREMENTS

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own market assumptions. We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy as defined by GAAP:

•Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 valuations use over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means, and other valuation inputs such as interest rates and yield curves observable at commonly quoted intervals.
•Level 3 valuations use unobservable inputs for the asset or liability, typically reflecting our estimate of assumptions that market participants would use in pricing the asset or liability. The fair value is therefore determined using model-based techniques, including discounted cash flow models.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2024					December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
Assets:
Commodity contracts (b)	$2,827	$571	$715	$40	$4,153	$2,886	$628	$630	$14	$4,158
Interest rate swaps (c)	—	107	—	—	107	—	64	—	—	64
NDTs – equity securities (d) (e)	1,398	—	—	—	1,398	638	—	—		638
NDTs – debt securities (d) (f)	101	1,908	—		2,009	—	734	—		734
Sub-total	$4,326	$2,586	$715	$40	7,667	$3,524	$1,426	$630	$14	5,594
Assets measured at net asset value (g):
NDTs – equity securities (d) (e) (g)					728					579
Total assets					$8,395					$6,173
Liabilities:
Commodity contracts	$3,619	$1,538	$1,864	$40	$7,061	$3,815	$1,395	$1,674	$14	$6,898
Interest rate swaps	—	45	—	—	45	—	48	—	—	48
Total liabilities	$3,619	$1,583	$1,864	$40	$7,106	$3,815	$1,443	$1,674	$14	$6,946
___________
(a)Fair values for each level are determined on a contract basis, but certain contracts are in both an asset and a liability position. This reclassification represents the adjustment needed to reconcile to the gross amounts presented on our condensed consolidated balance sheets.
(b)Commodity contracts consist primarily of natural gas, electricity, coal and emissions agreements and include financial instruments entered into for economic hedging purposes as well as physical contracts that have not been designated as NPNS.
(c)Interest rate swaps are used to reduce exposure to interest rate changes by converting floating-rate interest to fixed rates.
(d)NDT assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets.
(e)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.
(f)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 3.69% and 3.19% as of March 31, 2024 and December 31, 2023, respectively, and an average maturity of 8 years and 11 years as of both March 31, 2024 and December 31, 2023. NDT debt securities held as of March 31, 2024 mature as follows: $1.042 billion in one to five years, $528 million in five to 10 years and $439 million after 10 years.
(g)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in our condensed consolidated balance sheets.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of March 31, 2024 and December 31, 2023:

March 31, 2024
	Fair Value (in millions)
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$516	$(1,523)	$(1,007)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$47
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$35	to	$105	$72
						MWh
Options	—	(253)	(253)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	5%	to	870%	439%
Financial transmission rights/Congestion revenue rights	173	(33)	140	Market Approach (f)	Illiquid price differences between settlement points (g)	$(60)	to	$20	$(19)
						MWh
Natural gas	14	(46)	(32)	Income Approach	Natural gas basis (h)	$—	to	$15	$6
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	12	(9)	3
Total	$715	$(1,864)	$(1,149)

December 31, 2023
	Fair Value (in millions)
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
Electricity purchases and sales	$449	$(1,273)	$(824)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$44
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$30	to	$110	$71
						MWh
Options	1	(237)	(236)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	10%	to	870%	441%
Financial transmission rights/Congestion revenue rights	157	(34)	123	Market Approach (f)	Illiquid price differences between settlement points (g)	$(85)	to	$25	$(30)
						MWh
Natural gas	9	(112)	(103)	Income Approach	Natural gas basis (h)	$—	to	$15	$6
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	14	(18)	(4)
Total	$630	$(1,674)	$(1,044)
____________
(a)(i) Electricity purchase and sales contracts include power and Heat Rate positions in ERCOT, PJM, ISO-NE, NYISO, MISO and CAISO regions, (ii) Options consist of physical electricity options, spread options and natural gas options, (iii) Forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights (CRRs) in ERCOT and financial transmission rights (FTRs) in PJM, ISO-NE, NYISO and MISO regions, and (iv) Natural gas contracts include swaps and forward contracts.

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
(f)While we use the market approach, there is insufficient market data for the inputs to the valuation to consider the valuation liquid.
(g)Primarily based on the historical price differences between settlement points within ERCOT hubs and load zones.
(h)Primarily based on the historical forward PJM and Northeast natural gas basis prices and fixed prices.
(i)Primarily based on the historical forward natural gas fixed prices.
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of the Level 3 assets and liabilities. All Level 3 assets and liabilities are commodity contracts, therefore, substantially all changes in fair value detailed below are reported as Operating Revenues in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2024	2023
Net liability balance at beginning of period	$(1,044)	$(1,219)
Total unrealized valuation losses	(269)	(76)
Purchases, issuances and settlements (a):
Purchases	70	49
Issuances	(3)	(5)
Settlements	99	17
Transfers into Level 3 (b)	3	(14)
Transfers out of Level 3 (b)	8	23
Net liabilities assumed in connection with the Energy Harbor Merger	(13)	—
Net change	(105)	(6)
Net liability balance at end of period	$(1,149)	$(1,225)
Unrealized valuation losses relating to instruments held at end of period	$(325)	$(159)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended March 31, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of coal and natural gas derivatives where forward pricing inputs have become observable. For the three months ended March 31, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable.

Assets and Liabilities Recorded on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventories, assets acquired and liabilities assumed in business combinations, goodwill and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale.

The Energy Harbor Merger was accounted for under the acquisition method which requires all assets acquired and liabilities assumed in the acquisition be recorded at fair value at the acquisition date. See Note 2 for additional information.

13.    TAX RECEIVABLE AGREEMENT OBLIGATION

On the Effective Date, Vistra entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH, whereby we issued TRA rights to these former first-lien creditors of TCEH entitled to receive them under the Plan of Reorganization (TRA Rights). The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we realize in periods after Emergence as a result of (i) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (ii) the tax basis of all assets acquired in connection with the acquisition of two CCGT natural gas-fueled generation facilities in April 2016 and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Vistra began a series of repurchases of TRA Rights (Repurchase) from certain registered holders of the TRA Rights (Selling Holders) in December 2023. In connection with the Repurchase, holders of approximately 74% of the outstanding TRA Rights consented to certain amendments to the TRA which were effected in an Amended and Restated Tax Receivables Agreement (A&R TRA), dated as of December 29, 2023. Such amendments to the TRA included (i) the removal of the Company's obligation to provide registered holders of the TRA Rights (Holders) with regular reporting and access to information, (ii) limitations on the transferability of the TRA Rights, (iii) removal of certain obligations of the Company in the event it incurs indebtedness and (iv) a change to the definition of "Change of Control."

The following table details our repurchases of TRA Rights during the periods indicated:

Number of TRA Rights
TRA Rights issued on the Effective Date and outstanding as of January 1, 2023 and March 31, 2023	426,369,370
The December 31, 2023 Repurchase (a)	(317,387,412)
TRA Rights outstanding as of January 1, 2024	108,981,958

The January 11, 2024 Repurchase (b)	(43,494,944)
The February 13, 2024 Repurchase (c)	(55,056,931)
The February 28, 2024 Repurchase (c)	(2,235,020)
TRA Rights outstanding as of March 31, 2024 (d)	8,195,063
____________
(a)On December 31, 2023, we repurchased TRA Rights in exchange for consideration of $1.50 per TRA Right totaling an aggregate purchase price of $476 million. The consideration for the December 31, 2023 Repurchase was conveyed through the issuance of 476,081 shares of Vistra Series C Preferred Stock to the Selling Holders.
(b)On January 11, 2024, we Repurchased TRA Rights in exchange for consideration of $1.50 per TRA Right totaling an aggregate purchase price of $65 million using cash on hand.
(c)On January 31, 2024, we announced a cash tender offer to purchase any and all outstanding TRA Rights in exchange for consideration of $1.50 per tendered TRA Right accepted for purchase prior to close of business of February 13, 2024 (Early Tender Date), which included an early tender premium of $0.05 per TRA Right accepted for purchase. On the Early Tender Date the Company Repurchased TRA Rights in exchange for total consideration of $83 million and on February 28, 2024 additional TRA Rights were repurchased under the cash tender offer for total consideration of $3 million or $1.45 per TRA Right accepted for purchase.
(d)Represents TRA Rights outstanding following Repurchases of an aggregate of 98% of the TRA Rights initially issued upon Emergence.

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in our condensed consolidated balance sheets:

	Three Months Ended March 31,
(in millions)	2024	2023
TRA obligation at the beginning of the period	$171	$522
Accretion expense	6	20
Changes in tax assumptions impacting timing of payments	(1)	45
Impacts of Tax Receivable Agreement	5	65
Repurchase/tender of TRA Rights	(161)	—
TRA obligation at the end of the period	15	587
Less amounts due currently	—	(9)
Noncurrent TRA obligation at the end of the period	$15	$578

14.    ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations (ARO) primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. AROs are based on legal obligations associated with enacted law, regulatory, or contractual retirement requirements for which decommissioning timing and cost estimates are reasonably estimable. See Note 15 for a discussion of proposed regulations which could result in additional AROs if enacted as proposed and/or if decommissioning timing and cost estimates are revised based on new interpretations of the rules.

The following table summarizes the changes to our current and noncurrent ARO liabilities:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total
Liability at beginning of period	$1,742	$796	$2,538	$1,688	$749	$2,437
Additions:
Accretion (a)	23	10	33	13	9	22
Adjustment for change in estimates	—	3	3	—	6	6
Adjustment for obligations assumed through acquisition	1,368	—	1,368	—	—	—
Reductions:
Payments	—	(17)	(17)	—	(18)	(18)
Liability at end of period	3,133	792	3,925	1,701	746	2,447
Less amounts due currently	—	(119)	(119)	—	(139)	(139)
Noncurrent liability at end of period	$3,133	$673	$3,806	$1,701	$607	$2,308
____________
(a)For the three months ended March 31, 2024, nuclear plant decommissioning accretion includes $9 million of accretion expense recognized in operating costs in our condensed statements of operations and $14 million reflected as a change in regulatory liability in our condensed consolidated balance sheets. For the three months ended March 31, 2023, nuclear plant decommissioning accretion reflected as a change in regulatory liability in our condensed consolidated balance sheets.

Nuclear Decommissioning AROs

AROs for nuclear generation decommissioning relate to the Comanche Peak plant in ERCOT and the facilities acquired from Energy Harbor which include the Beaver Valley, Perry and Davis-Besse plants in PJM (the PJM nuclear facilities). To estimate our nuclear decommissioning obligations we use a discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning methods and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models, and discount rates.

As of March 31, 2024, the carrying value of our ARO related to our Comanche Peak plant decommissioning estimate totaled $1.756 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.078 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $322 million that has been recorded to our condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded through Oncor's delivery fees.

The carrying value of our ARO for our PJM nuclear facilities was recorded at fair value on the Merger Date. ARO accretion expense attributable to the PJM nuclear facilities is reflected in operating costs in our condensed consolidated statements of operations. ARO estimates for the PJM nuclear facilities will be evaluated on an individual unit basis at least annually unless triggering events warrant a more frequent review. Any changes in ARO estimates are recorded as an increase or decrease in ARO liability along with a corresponding change to asset retirement cost asset within property, plant and equipment on the condensed consolidated balance sheets; however, if the ARO estimate decreases by more than the remaining ARO asset, the balance of the change is recorded as a reduction to operating costs in our condensed consolidated statement of operations.

15.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of March 31, 2024, we had outstanding letters of credit totaling $2.995 billion as follows:

•$2.634 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$186 million to support battery and solar development projects;
•$27 million to support executory contracts and insurance agreements;
•$95 million to support our REP financial requirements with the PUCT, and
•$53 million for other credit support requirements.

Surety Bonds

As of March 31, 2024, we had outstanding surety bonds totaling $1.5 billion to support performance under various contracts and legal obligations in the normal course of business.

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

Illinois Attorney General Complaint Against Illinois Gas & Electric (IG&E) — In May 2022, the Illinois Attorney General filed a complaint against IG&E, a subsidiary we acquired when we purchased Crius Energy Trust in July 2019. The complaint filed in Illinois state court alleges, among other things, that IG&E engaged in improper marketing conduct and overcharged customers. The vast majority of the conduct in question occurred prior to our acquisition of IG&E. In July 2022, we moved to dismiss the complaint, and in October 2022, the district court granted in part our motion to dismiss, barring all claims asserted by the Illinois Attorney General that were outside of the 5-year statute of limitations period, which now limits the period during which claims may be made to start in May 2017 rather than extending back to 2013 as the Illinois Attorney General had alleged in its complaint.

Ohio House Bill 6 ("HB6") — In July 2019, Ohio adopted a law referred to as HB6, which, among other things, provided subsidies for two nuclear power plants which we acquired in March 2024 upon the closing of our merger with Energy Harbor. We had opposed enactment of that subsidy legislation at the time, and the nuclear subsidies were repealed in 2021 prior to any subsidies being distributed. The U.S. Attorney's Office conducted an investigation into the activities related to the passage of HB6, and Energy Harbor received a grand jury subpoena in July 2020 requiring production of certain information related to that investigation. Energy Harbor completed its responses to that subpoena by December 2021. In August 2020, the Ohio Attorney General filed a civil Racketeer Influenced and Corrupt Organizations Act (RICO) complaint against FirstEnergy Corp. and various Energy Harbor companies related to passage of HB6 (State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al., Franklin County, Ohio Common Pleas Court Case No. 20CV006281 and State of Ohio ex rel. Dave Yost, Ohio Attorney General v. Energy Harbor Corp., et al., Franklin County, Ohio Common Pleas Court Case No. 20CV007386). Motions to dismiss those cases remain pending and the case is currently stayed.

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

Greenhouse Gas Emissions (GHG)

In July 2019, the EPA finalized a rule that repealed the Clean Power Plan (CPP) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (ACE) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generation units. In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the ACE rule, including the repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. In June 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its authority under Section 111 of the Clean Air Act when the EPA set emission requirements in the CPP based on generation shifting. In October 2022, the D.C. Circuit Court issued an amended judgment, denying petitions for review of the ACE rule and challenges to the repeal of the CPP. In May 2023, the EPA released a new proposal regulating power plant GHG emissions, while also proposing to repeal the ACE rule. In April 2024, the EPA released a final GHG rule that repealed the ACE rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Starting in 2030, the rule would begin to require more CO2 emissions control at certain existing fossil fuel-fired steam generating units, with more stringent standards beginning in 2032 for coal-fired units that plan to operate for a longer period of time. For new natural gas combustion turbines that operate more frequently, the rule would phase in increasingly stringent CO2 requirements over time. Under the rule, states would be required to submit plans to the EPA within 24 months of the rule's publication in the Federal Register that provide for the establishment, implementation, and enforcement of standards of performance for existing sources. These state plans must generally establish standards that are at least as stringent as the EPA's emission guidelines. Under the rule, existing coal-fired steam generation units that will operate on or after January 1, 2039 must start complying with their standards of performance (based on application of CCS with 90 percent capture) by January 1, 2032. Units that are permanently retiring before January 1, 2039, but after December 31, 2031, must start complying with their standards of performance (based on co-firing with 40 percent natural gas on a heat input basis) beginning on January 1, 2030. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. The rule also regulates any new gas units. For new combustion turbine units, the rule establishes three different categories depending on how intensively those units are operated, with immediate compliance obligations for all three categories but more stringent standards beginning in 2032 only for the category of units operating the most intensively. In May 2024, a group of 27 states filed petitions challenging the final rule in the D.C. Circuit Court.

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

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. In February 2017, the State of Texas and Luminant filed challenges to the nonattainment designations in the Fifth Circuit Court. In August 2019, the EPA issued a proposed Error Correction Rule for all three areas, which, if finalized, would have revised its previous nonattainment designations and each area at issue would be designated unclassifiable. In May 2021, the EPA finalized a "Clean Data" determination for the areas surrounding the retired Big Brown and Monticello plants, redesignating those areas as attainment based on monitoring data supporting an attainment designation. In June 2021, the EPA published two notices; one that it was withdrawing the August 2019 Error Correction Rule and a second separate notice denying petitions from Luminant and the State of Texas to reconsider the original nonattainment designations. We, along with the State of Texas, challenged that EPA action and have consolidated it with the pending challenge in the Fifth Circuit Court, and this case was argued before the Fifth Circuit Court in July 2022. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduces emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval. In January 2024, in a split decision, the Fifth Circuit Court denied the petitions for review we and the State of Texas filed over the EPA's 2016 nonattainment designation for SO2 for the area around Martin Lake. As a result of this decision the EPA's nonattainment designation - originally made in 2016 - remains in place. We anticipate the EPA will likely move forward with either proposing a federal plan for the area in light of an approved consent decree, between the Sierra Club and the EPA that requires the EPA taking final action promulgating a FIP for the nonattainment area by December 13, 2024, or the EPA may approve Texas' SIP submittal discussed above. In February 2024, we filed a petition asking the full Fifth Circuit Court to review the panel decision issued in January 2024.

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

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. On April 25, 2024, the EPA issued the final ELG rule revisions, which contains new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facility that permanently cease coal combustion by 2028. We are reviewing the rule for impact but believe it will require additional treatment costs for legacy wastewaters during pond closure activities and combustion residual leachate.

Coal Combustion Residuals (CCR)/Groundwater

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue). Prior to the November 2020 deadline, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In 2022 and 2023, we withdrew the applications for Coffeen, Martin Lake, Joppa and Zimmer stations because extensions were no longer needed. In November 2020, environmental groups petitioned for review of this rule in the D.C. Circuit Court, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Also, in November 2020, the EPA finalized a rule that would allow an alternative liner demonstration for certain qualifying facilities. In November 2020, we submitted an application for an alternate liner demonstration for one CCR unit at Martin Lake, however, we withdrew the application for an alternate liner demonstration in November 2023 after determining the pond was no longer needed for CCR. In August 2021, we submitted a request to transfer our conversion application for the Zimmer facility to a retirement application following the announcement that Zimmer will close by May 31, 2022. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. The EPA issued these new purported requirements without prior notice and without following the legal requirements for adopting new rules. These new purported requirements announced by the EPA are contrary to existing regulations and the EPA's prior positions. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and have asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ have intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. The D.C. Circuit Court heard argument in March 2024.

In April 2024, the EPA issued a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In May 2021, we, along with other industry petitioners, filed an appeal in the Illinois Fourth Judicial District over certain provisions of the final rule. In March 2024, the Illinois Fourth Judicial District issued a decision denying the industry petitions. We do not anticipate any impacts from this decision. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application was filed for our Baldwin facility in August 2023.

For all of the above matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule required us to undertake further site-specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been approved by the IEPA and as such, an estimate of such costs cannot be made. The CCR surface impoundment and landfill closure costs currently reflected in our existing ARO liabilities reflect the costs of closure methods that our operations and environmental services teams determined were appropriate based on then existing closure requirements, and is reasonably possible to increase once the IEPA determines final closure requirements. Once the IEPA acts on our permit applications, we will reassess the decommissioning costs and adjust our ARO liabilities accordingly.

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

With regard to nuclear liability coverage, the Act provides for financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $16.2 billion and requires nuclear generation plant operators to provide financial protection for this amount. However, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims that exceed the $16.2 billion limit for a single incident. As required, we insure against a possible nuclear incident at our nuclear facilities resulting in public nuclear-related bodily injury and property damage through a combination of private insurance and an industry-wide retrospective payment plan known as Secondary Financial Protection (SFP).

Under the SFP, in the event of any single nuclear liability loss in excess of $500 million at any nuclear generation facility in the U.S., each operating licensed reactor in the U.S. is subject to an assessment of up to $165.9 million. This approximately $165.9 million maximum assessment is subject to increases for inflation every five years, with the next expected adjustment scheduled to occur by November 2028. Assessments are currently limited to $24.7 million per operating licensed reactor per year per incident. As of March 31, 2024, our maximum potential assessment under the industry retrospective plan would be approximately $995.4 million per incident but no more than $148.2 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $500 million per accident at any nuclear facility.

The United States Nuclear Regulatory Commission (NRC) requires that nuclear generation plant license holders maintain at least $1.06 billion of nuclear accident decontamination and reactor damage stabilization insurance, and requires that the proceeds thereof be used to place a plant in a safe and stable condition, to decontaminate a plant pursuant to a plan submitted to, and approved by, the NRC prior to using the proceeds for plant repair or restoration, or to provide for premature decommissioning. We maintain nuclear accident decontamination and reactor damage stabilization insurance for our Comanche Peak facility in the amount of $2.25 billion and non-nuclear accident related property damage in the amount of $1.0 billion (subject to a $5 million deductible per accident except for natural hazards which are subject to a $9.5 million deductible per accident), and losses excluded or above such limits are self-insured. We maintain nuclear accident decontamination and reactor damage stabilization insurance and non-nuclear accident related property damage for our Beaver Valley, Davis-Besse and Perry facilities in the amount of $1.5 billion (subject to a $20 million deductible per accident), and losses excluded or above such limits are self-insured.

We also maintain Accidental Outage insurance to help cover the additional costs of obtaining replacement electricity from another source if the units are out of service for more than twelve weeks as a result of covered direct physical damage. Coverage at Comanche Peak provides for weekly payments per unit up to $4.5 million for the first 52 weeks and up to $2.7 million for a remaining 21 weeks for non-nuclear and up to $3.6 million for a remaining 71 weeks for nuclear property damage outages. The total maximum coverage is $291 million for non-nuclear property damage and $490 million for nuclear property damage outages. Coverage at Beaver Valley, Davis-Besse and Perry facilities provide for weekly payments per unit up to $2.5 million for the first 52 weeks and up to $1.5 million for a remaining 52 weeks for non-nuclear and up to $2 million for a remaining 110 weeks for nuclear property damage outages. The total maximum coverage is $208 million for non-nuclear property damage and $350 million for nuclear damage outages. There are two units at Comanche Peak and Beaver Valley, and coverage amounts applicable to each unit will reduce to 80% if both units are out of service at the same time as a result of the same accident.

16.    EQUITY

Share Repurchase Program

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

In the three months ended March 31, 2024, 6,138,773 shares of our common stock were repurchased for approximately $284 million at an average price of $46.21 per share of common stock. Shares repurchased include 72,839 of unsettled shares for $5 million as of March 31, 2024. In the three months ended March 31, 2023, 13,308,465 shares of our common stock were repurchased for approximately $308 million at an average price of $23.11 per share of common stock. As of March 31, 2024, approximately $1.966 billion was available for additional repurchases under the Share Repurchase Program.

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

Preferred Stock

The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights. The Series A Preferred Stock may be redeemed at the option of the Company at any time after the Series A First Reset Date (defined below) and in certain other circumstances prior to the Series A First Reset Date. The Series B Preferred Stock may be redeemed at the option of the Company at any time after the Series B First Reset Date (defined below) and in certain other circumstances prior to the Series B First Reset Date. The Series C Preferred Stock may be redeemed at the option of the Company at any time after the Series C First Reset Date (defined below) and in certain other circumstances prior to the Series C First Reset Date.

Dividends

Common Stock Dividends

In February 2024, the Board declared a quarterly dividend of $0.2150 per share that was paid in March 2024. In February 2023, the Board declared a quarterly dividend of $0.1975 per share that was paid in March 2023.

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

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2024, Vistra Operations can distribute approximately $6.6 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $490 million and $350 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of March 31, 2024, certain of the restricted net assets of Vistra Operations may be distributed to Parent.

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

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Dynegy Energy Services, Homefield Energy, Energy Harbor and U.S. Gas & Electric across 19 states in the U.S.

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel production and fuel logistics management. The Texas segment represents results from Vistra's electricity generation operations in the ERCOT market, other than assets that are now part of the Sunset or Asset Closure segments. The East segment represents results from Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets that are now part of the Sunset or Asset Closure segments, and includes operations in the PJM, ISO-NE and NYISO markets. We determined it was appropriate to aggregate results from these markets into one reportable segment, East, given similar economic characteristics. The West segment represents results from the CAISO market, including our battery ESS projects at our Moss Landing power plant site.

The Sunset segment consists of generation plants with announced retirement dates after December 31, 2024. Separately reporting the Sunset segment differentiates operating plants with announced retirement plans from our other operating plants in the Texas, East and West segments. We have allocated unrealized gains and losses on the commodity risk management activities to the Sunset segment for the generation plants that have announced retirement dates after December 31, 2024.

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 of our 2023 Form 10-K, as well as those disclosed in Note 1 of this quarterly report on Form 10-Q. Our CODM uses more than one measure to assess segment performance, but primarily focuses on Adjusted EBITDA. While we believe this is a useful metric in evaluating operating performance, it is not a metric defined by U.S. GAAP and may not be comparable to non-GAAP metrics presented by other companies. Adjusted EBITDA is most comparable to consolidated net income (loss) prepared based on U.S. GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments.

Three Months Ended (in millions)	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (a)	Eliminations	Consolidated
Operating revenues:
March 31, 2024	$2,494	$439	$637	$285	$239	$—	$—	$(1,040)	$3,054
March 31, 2023	2,350	1,353	1,809	231	828	—	—	(2,146)	4,425
Depreciation and amortization:
March 31, 2024	$(23)	$(132)	$(192)	$(21)	$(20)	$—	$(15)	$—	$(403)
March 31, 2023	(29)	(130)	(161)	(15)	(14)	—	(17)	—	(366)
Operating income (loss):
March 31, 2024	$568	$(343)	$(223)	$163	$8	$(22)	$(65)	$—	$86
March 31, 2023	(588)	569	744	47	425	(29)	(37)	—	1,131
Net income (loss):
March 31, 2024	$561	$(331)	$(185)	$164	$7	$(21)	$(177)	$—	$18
March 31, 2023	(595)	584	745	52	424	(27)	(485)	—	698
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
March 31, 2024	$—	$268	$39	$4	$6	$—	$11	$—	$328
March 31, 2023	1	102	23	2	15	—	14	—	157
_____________
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

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended March 31,
(in millions)	2024	2023
Interest expense	$208	$156
Unrealized mark-to-market net (gains) losses on interest rate swaps	(47)	41
Amortization of debt issuance costs, discounts and premiums	7	6
Facility Fee expense	4	—
Debt extinguishment gain	(6)	—
Capitalized interest	(12)	(10)
Other	16	14
Total interest expense and related charges	$170	$207

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 11, was 5.56% and 4.70% as of March 31, 2024 and 2023.

Other Income and Deductions

	Three Months Ended March 31,
(in millions)	2024	2023
Other income:
NDT net income (a)	$35	$—
Insurance settlements (b)	1	1
Gain on sale of land	1	—
Gain on TRA repurchases (c)	10	—
Interest income	23	14
All other	21	5
Total other income	$91	$20
Other deductions:
All other	$4	$3
Total other deductions	$4	$3
____________
(a)Includes interest, dividends, and net realized and unrealized gains and losses associated with the NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)Reported in the West segment.
(c)Reported in Corporate and Other.

Restricted Cash

	March 31, 2024		December 31, 2023
(in millions)	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to remediation escrow accounts	$32	$14	$40	$14
Total restricted cash	$32	$14	$40	$14

Trade Accounts Receivable

(in millions)	March 31, 2024	December 31, 2023
Wholesale and retail trade accounts receivable	$1,790	$1,735
Allowance for uncollectible accounts	(61)	(61)
Trade accounts receivable — net	$1,729	$1,674

Trade accounts receivable from contracts with customers — net	$1,313	$1,239
Other trade accounts receivable — net	416	435
Trade accounts receivable — net	$1,729	$1,674

Gross trade accounts receivable as of March 31, 2024 and December 31, 2023 include unbilled retail revenues of $618 million and $614 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
(in millions)	2024	2023
Allowance for uncollectible accounts receivable at beginning of period	$61	$65
Increase for bad debt expense	36	35
Decrease for account write-offs	(36)	(47)
Allowance for uncollectible accounts receivable at end of period	$61	$53

Inventories by Major Category

(in millions)	March 31, 2024	December 31, 2023
Materials and supplies	$507	$289
Fuel stock	443	420
Natural gas in storage	26	31
Total inventories	$976	$740

Investments

(in millions)	March 31, 2024	December 31, 2023
Nuclear decommissioning trusts (Note 14)	$4,135	$1,951
Assets related to employee benefit plans	29	28
Land investments	42	42
Other investments	13	14
Total investments	$4,219	$2,035

Property, Plant and Equipment

(in millions)	March 31, 2024	December 31, 2023
Power generation and structures	$22,160	$17,297
Land	605	572
Office and other equipment	161	159
Total	22,926	18,028
Less accumulated depreciation	(6,962)	(6,657)
Net of accumulated depreciation	15,964	11,371
Finance lease right-of-use assets (net of accumulated depreciation)	165	160
Nuclear fuel (net of accumulated amortization of $169 million and $120 million)	1,151	379
Construction work in progress	734	522
Property, plant and equipment — net	$18,014	$12,432

Depreciation expenses totaled $367 million and $323 million for three months ended March 31, 2024 and 2023, respectively.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

(in millions)	March 31, 2024	December 31, 2023
Retirement and other employee benefits	$243	$247
Winter Storm Uri impact (a)	25	26
Identifiable intangible liabilities (Note 7)	183	131
Regulatory liability (b)	322	209
Finance lease liabilities	231	227
Liability for third-party remediation	17	17
Accrued severance costs	36	36
Other accrued expenses	39	58
Total other noncurrent liabilities and deferred credits	$1,096	$951
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of March 31, 2024 and December 31, 2023, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $322 million and $209 million, respectively, in other noncurrent liabilities and deferred credits.

Fair Value of Debt

(in millions)		March 31, 2024		December 31, 2023
Long-term debt (see Note 10):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,451	$2,491	$2,456	$2,500
Vistra Zero Term Loan B Facility	Level 2	688	700	—	—
Vistra Operations Senior Notes	Level 2	11,130	11,022	11,881	11,752
Energy Harbor Secured Notes	Level 2	413	427	—	—
Equipment Financing Agreements	Level 3	65	63	65	62

We determine fair value in accordance with accounting standards as discussed in Note 12. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated statements of cash flows to the amounts reported in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,070	$3,485
Restricted cash included in current assets	32	40
Restricted cash included in noncurrent assets	14	14
Total cash, cash equivalents and restricted cash	$1,116	$3,539

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2024 and 2023. See Note 2 for other non cash investing and financing activity.

	Three Months Ended March 31,
(in millions)	2024	2023
Cash payments related to:
Interest paid	$214	$212
Capitalized interest	(12)	(10)
Interest paid (net of capitalized interest)	$202	$202

For the three months ended March 31, 2024 and 2023, we paid state income taxes of $3 million and $1 million respectively, and received state tax refunds of $1 million and $7 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the notes included in Part I, Item 1 Financial Statements.

Significant Activities and Events and Items Influencing Future Performance

Merger with Energy Harbor

On March 1, 2024 (Merger Date), pursuant to a transaction agreement dated March 6, 2023 (Transaction Agreement), (i) Vistra Operations transferred certain of its subsidiary entities into Vistra Vision, (ii) Black Pen Inc., a wholly owned subsidiary of Vistra, merged with and into Energy Harbor, (iii) Energy Harbor became a wholly-owned subsidiary of Vistra Vision, and (iv) affiliates of Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue) exchanged a portion of the Energy Harbor shares held by Nuveen and Avenue for a 15% equity interest of Vistra Vision (collectively, Energy Harbor Merger). The Energy Harbor Merger combines Energy Harbor's and Vistra's nuclear and retail businesses and certain Vistra Zero renewables and energy storage facilities to provide diversification and scale across multiple carbon-free technologies (dispatchable and renewables/storage) and the retail business. The cash consideration for Energy Harbor Merger was funded by Vistra Operations using a combination of cash on hand and borrowings under the Commodity-Linked Facility, the Receivables Facility and the Repurchase Facility. See Note 2 to the Financial Statements for more information concerning the Energy Harbor Merger.

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC provides a federal tax credit of up to $15/MWh, subject to phase out as power prices increase above $25/MWh, to existing nuclear facilities from 2024 through 2032. Treasury regulations are expected to further define the scope of the legislation in many important respects over the next twelve months, including critical guidance interpreting the nuclear PTC. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within IAS 20, as U.S. GAAP does not address how to account for these tax credits. We do not expect Vistra to be subject to the CAMT in the 2024 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes.

Repurchase of TRA Rights and Preferred Stock Issuance

On the Effective Date, Vistra entered into the TRA with a transfer agent on behalf of certain former first-lien creditors of TCEH, whereby we issued TRA rights to these former first-lien creditors of TCEH entitled to receive them under the Plan of Reorganization (TRA Rights). The TRA generally provides for the payment by us to holders of TRA Rights of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we realize in periods after Emergence as a result of (i) certain transactions consummated pursuant to the Plan of Reorganization (including the step-up in tax basis in our assets resulting from the PrefCo Preferred Stock Sale), (ii) the tax basis of all assets acquired in connection with the acquisition of two CCGT natural gas-fueled generation facilities in April 2016 and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA, plus interest accruing from the due date of the applicable tax return.

Vistra began a series of repurchases of TRA Rights (Repurchase) from certain registered holders of the TRA Rights (Selling Holders) in December 2023. In connection with the Repurchase, holders of approximately 74% of the outstanding TRA Rights consented to certain amendments to the TRA which were effected in an Amended and Restated Tax Receivables Agreement (A&R TRA), dated as of December 29, 2023. Such amendments to the TRA included (i) the removal of the Company's obligation to provide registered holders of the TRA Rights (Holders) with regular reporting and access to information, (ii) limitations on the transferability of the TRA Rights, (iii) removal of certain obligations of the Company in the event it incurs indebtedness and (iv) a change to the definition of "Change of Control."

During December 2023, we repurchased approximately 317 million TRA Rights in exchange for consideration of $1.50 per TRA Right totaling an aggregate purchase price of $476 million. The consideration for the December 31, 2023 Repurchase was conveyed through the issuance of 476,081 shares of Vistra Series C Preferred Stock to the Selling Holders.

On January 11, 2024, we Repurchased TRA Rights in exchange for consideration of $1.50 per TRA Right totaling an aggregate purchase price of $65 million using cash on hand.

On January 31, 2024, we announced a cash tender offer to purchase any and all outstanding TRA Rights in exchange for consideration of $1.50 per tendered TRA Right accepted for purchase prior to close of business of February 13, 2024 (Early Tender Date), which included an early tender premium of $0.05 per TRA Right accepted for purchase. On the Early Tender Date the Company Repurchased TRA Rights in exchange for total consideration of $83 million and on February 28, 2024 additional TRA Rights were repurchased under the cash tender offer for total consideration of $3 million or $1.45 per TRA Right accepted for purchase.

As of March 31, 2024, we have repurchased an aggregate 98% of the initial issuance of TRA Rights upon Emergence, of which 8,195,063 TRA Rights remain outstanding. See Note 13 to the Financial Statements for details of the TRA and Note 16 to the Financial Statements for details of the Series C Preferred Stock.

Macroeconomic Conditions

Historically, the base case assumption for U.S. electricity demand was for modest growth driven by the interplay of growth in population, industrial activity and new demand sources (like electric vehicles), partially offset by continued advancements in energy efficiency. Multiple demand drivers such as emergence of large load data centers and electrification of oil field operations (specifically the Permian Basin of west Texas), have accelerated load growth in the geographic regions we serve. We continue to monitor the impact of load growth on electricity demand and our operations.

The industry continues to experience supply chain constraints and labor shortages that have reduced the availability of certain equipment and supply relevant to construction of renewables projects, and increased (i) the lead time to procure certain materials necessary to maintain, and (ii) the labor costs associated with maintenance activity on our natural gas, nuclear and coal fleet. We are proactively managing the increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects. In addition, we have proactively engaged our suppliers to secure key materials needed to maintain our existing generation facilities prior to future planned outages, and our Vistra Zero operational and development projects are anticipated to benefit from the impact of the IRA. The inflationary environment continues to drive elevated interest rates, resulting in increased refinancing or borrowing costs, including recently completed and expected future non-recourse financing for our development projects, recently completed corporate debt refinancing activities, and refinancing expected in connection with debt due in 2025 and beyond.

We are closely monitoring developments in the Russia and Ukraine conflict, specifically with regards to, (i) sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, and (ii) actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. On April 30, 2024, the Prohibiting Russian Uranium Imports Act (PRUI Act) was approved by Congress and is expected to be submitted to and signed by President Biden. The PRUI Act would become effective 90 days after the President's signature. If the PRUI Act becomes effective, it would prohibit importation of Russian uranium; however, the Department of Energy can issue waivers (subject to decreasing annual caps) until 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, the PRUI Act would release $2.72 billion in federal funding to ramp up production of domestic uranium fuel. We are monitoring the status of the PRUI Act and evaluating the potential impacts of the PRUI Act on our operations. Our 2024 refueling plans have not been affected by the Russia and Ukraine conflict, nor have we seen any disruption to the delivery of nuclear fuel. We are taking affirmative action by building strategic inventory and deploying mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facility through potential Russian supply disruption. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel years in advance, and therefore, we have enough nuclear fuel contracted to support all our refueling needs, including the Energy Harbor facilities acquired, through 2027.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the condensed consolidated financial statements may be material. Except as discussed below, the Company's critical accounting policies are disclosed in our 2023 Form 10-K.

Business Combinations

Determining fair values of assets acquired and liabilities assumed in the Energy Harbor Merger requires significant estimates and judgments. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 2 to the Financial Statements. The acquired assets and liabilities that involved the most subjectivity in determining fair value consisted of property, plant and equipment and asset retirement obligations:

Property, Plant and Equipment

The fair value of each power plant acquired was estimated using a combination of an income approach and a market approach. The income approach is based on the discounted cash flow method that uses (i) our estimates of forecasted future growth and long term prices of electricity, capacity and nuclear fuel, and (ii) financial performance including revenues, gross margins, operating expenses, and taxes, as well as working capital and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows. These estimates are subjective in nature and require judgement to interpret market data. The market valuation method used prices paid for a reasonably similar asset by other purchasers in the relevant market, with adjustments relating to physical differences in the asset as well as their locations.

Nuclear Decommissioning Asset Retirement Obligation

To estimate our nuclear decommissioning asset retirement obligation on assets acquired from Energy Harbor, we used a discounted cash flow model based on our estimates of cost escalation factors and discount rates, and considered multiple decommissioning scenarios: (i) DECON, which assumes major decommissioning activities begin shortly after the facility ceases operations, and (ii) SAFSTOR, which assumes the nuclear facility is placed and maintained in a condition during decommissioning that allows the nuclear facility to be safely stored until subsequently decontaminated within 60 years after the facility ceases operations. The probability-weighted estimated future cash flows were discounted using our specific credit-adjusted, risk-free rates which reflected the secured nature of the obligation due to acquired investments in NDTs which are intended to fund the future decommissioning obligations.

RESULTS OF OPERATIONS

Net income decreased $680 million to Net income of $18 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. For additional information see the following discussion of our results of operations.

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

These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are, by definition, an incomplete understanding of Vistra and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our condensed consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

When EBITDA or Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is Net income (loss).

Vistra Consolidated Financial Results — Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(in millions)	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,494	$439	$637	$285	$239	$—	$(1,040)	$3,054
Fuel, purchased power costs and delivery fees	(1,647)	(368)	(526)	(80)	(134)	(1)	1,040	(1,716)
Operating costs	(31)	(248)	(124)	(16)	(66)	(12)	(1)	(498)
Depreciation and amortization	(23)	(132)	(192)	(21)	(20)	—	(15)	(403)
Selling, general and administrative expenses	(225)	(34)	(18)	(5)	(11)	(9)	(49)	(351)
Operating income (loss)	568	(343)	(223)	163	8	(22)	(65)	86
Other income	—	3	39	1	—	3	45	91
Other deductions	(1)	(1)	—	—	(1)	(1)	—	(4)
Interest expense and related charges	(6)	10	(1)	—	—	(1)	(172)	(170)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	561	(331)	(185)	164	7	(21)	(197)	(2)
Income tax benefit	—	—	—	—	—	—	20	20
Net income (loss)	$561	$(331)	$(185)	$164	$7	$(21)	$(177)	$18
Income tax benefit	—	—	—	—	—	—	(20)	(20)
Interest expense and related charges (a)	6	(10)	1	—	—	1	172	170
Depreciation and amortization (b)	23	158	215	21	20	—	16	453
EBITDA before Adjustments	590	(183)	31	185	27	(20)	(9)	621
Unrealized net (gain) loss resulting from commodity hedging transactions	(623)	584	193	(129)	155	(4)	—	176
Purchase accounting impacts	(2)	—	(2)	—	—	—	(14)	(18)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	—	21	21
Transition and merger expenses	1	—	4	—	—	—	28	33
Decommissioning-related activities (d)	—	5	(26)	—	2	—	—	(19)
ERP system implementation	—	—	—	—	—	—	6	6
Other, net	6	5	1	3	—	1	(41)	(25)
Adjusted EBITDA	$(28)	$411	$201	$59	$184	$(23)	$(14)	$790
____________
(a)Includes $47 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $26 million and $23 million, respectively, in Texas and East segments.
(c)Includes $10 million gain recognized on the repurchase of TRA Rights in the three months ended March 31, 2024 (see Note 13 to the Financial Statements).
(d)Represents net of all NDT income (loss), ARO accretion expense for operating assets and ARO remeasurement impacts for operating assets.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(in millions)	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
Operating revenues	$2,350	$1,353	$1,809	$231	$828	$—	$(2,146)	$4,425
Fuel, purchased power costs and delivery fees	(2,690)	(395)	(820)	(148)	(262)	(1)	2,146	(2,170)
Operating costs	(28)	(228)	(65)	(15)	(65)	(20)	—	(421)
Depreciation and amortization	(29)	(130)	(161)	(15)	(14)	—	(17)	(366)
Selling, general and administrative expenses	(191)	(31)	(19)	(6)	(13)	(8)	(20)	(288)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	(588)	569	744	47	425	(29)	(37)	1,131
Other income	—	12	1	1	1	3	2	20
Other deductions	—	(1)	—	—	(1)	—	(1)	(3)
Interest expense and related charges	(7)	4	—	4	(1)	(1)	(206)	(207)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(65)	(65)
Income (loss) before income taxes	(595)	584	745	52	424	(27)	(307)	876
Income tax expense	—	—	—	—	—	—	(178)	(178)
Net income (loss)	$(595)	$584	$745	$52	$424	$(27)	$(485)	$698
Income tax expense	—	—	—	—	—	—	178	178
Interest expense and related charges (a)	7	(4)	—	(4)	1	1	206	207
Depreciation and amortization (b)	29	153	161	15	14	—	17	389
EBITDA before Adjustments	(559)	733	906	63	439	(26)	(84)	1,472
Unrealized net (gain) loss resulting from commodity hedging transactions	559	(346)	(923)	(18)	(340)	(17)	—	(1,085)
Generation plant retirement expenses	—	—	—	—	—	—	1	1
Fresh start/purchase accounting impacts	1	(1)	2	—	1	—	—	3
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	65	65
Non-cash compensation expenses	—	—	—	—	—	—	22	22
Transition and merger expenses	(2)	—	—	—	1	—	2	1
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	14	—	6	—	—	20
Winter Storm Uri impacts (d)	(34)	1	—	—	—	—	—	(33)
Other, net	6	(4)	2	1	8	2	(17)	(2)
Adjusted EBITDA	$(29)	$383	$1	$46	$164	$(41)	$(11)	$513
____________
(a)Includes $41 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $23 million in Texas segment.
(c)Represents estimate of anticipated market participant defaults or settlements on initial PJM capacity performance penalties due to extreme magnitude of penalties associated with Winter Storm Elliott.
(d)Adjusted EBITDA impacts of Winter Storm Uri reflects the application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri and a reduction in the allocation of ERCOT default uplift charges which were expected to be paid over several decades under protocols existing at the time of the storm.

GAAP operating income decreased $1.045 billion to operating income of $86 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The primary driver for the decrease is a $1.261 billion change in unrealized mark-to-market activity as results for the three months ended March 31, 2024 were unfavorably impacted by $176 million in pre-tax unrealized mark-to-market losses on derivative positions due to power and natural gas forward market curves moving up in the three months ended March 31, 2024 compared to $1.085 billion in pre-tax unrealized mark-to-market gains on commodity derivative positions due to power and natural gas forward market curves moving down in the three months ended March 31, 2023. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.

In addition to the mark-to-market impacts discussed above, operating results for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 were impacted by additional factors including:

Favorable impacts:

•Expiration of contracts in the East segment which resulted in higher-than-expected migration of customers to default service providers at rates below prevailing wholesale market prices in the three months ended March 31, 2023.
•Addition of Energy Harbor in March 2024 with results reflected in the East and Retail segments.

Unfavorable impacts:

•Decreases in capacity revenues primarily in the Sunset segment.
•Increase in selling, general and administrative expenses in Retail and Corp driven primarily by the addition of Energy Harbor.

The following table presents operational performance of our retail and generation segments:

	Three Months Ended March 31,
	Retail		Texas		East		West		Sunset
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	16,074	14,982
Sales volumes in Northeast/Midwest	10,261	5,830
Total retail electricity sales volumes	26,335	20,812
Production volumes (GWh):
Natural gas facilities			8,151	6,225	14,762	14,585	1,228	1,543
Lignite and coal facilities			4,797	4,971					3,551	3,516
Nuclear facilities			5,008	5,227	2,329
Solar facilities			156	154
Capacity factors:
CCGT facilities			43.8%	35.0%	61.5%	62.2%	55.0%	70.1%
Lignite and coal facilities			57.1%	59.7%					35.5%	35.6%
Nuclear facilities			95.6%	100.9%	77.4%
Weather - percent of normal (a):
Heating degree days	90%	83%	93%	81%	87%	84%	117%	149%	88%	87%
____________
(a)Reflects heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$21.66	$21.98	PJM West Hub	$36.03	$36.35
			AEP Dayton Hub	$33.11	$33.65
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.43	$2.68	NYISO Zone C	$38.13	$30.96
			Massachusetts Hub	$47.97	$51.98
Average natural gas price (a):			Indiana Hub	$36.79	$35.52
TetcoM3 ($/MMBtu)	$2.90	$2.93	Northern Illinois Hub	$30.34	$29.58
Algonquin Citygates ($/MMBtu)	$4.26	$5.13	CAISO NP15	$50.86	$100.31
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

For the three months ended March 31, 2024, other income totaled $91 million driven by NDT net gains of $35 million, interest income of $23 million and a gain of $10 million on TRA repurchases. For the three months ended March 31, 2023, other income totaled $20 million driven by interest income.

Consolidated interest expense and related charges decreased $37 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to unrealized mark-to-market gains on interest rate swaps of $47 million in 2024 compared to unrealized mark-to-market losses on interest rate swaps of $41 million in 2023 due to an increase in interest rates in the three months ended March 31, 2024 compared to a decrease in the three months ended March 31, 2023, partially offset by an increase in interest paid/accrued of $52 million driven by higher average borrowings and rates in 2024. See Note 18 to the Financial Statements.

The following table presents additional changes to Net income (loss) and Adjusted EBITDA for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three Months Ended March 31, 2024 Compared to 2023
(in millions)	Retail (a)	Texas	East (a)	West	Sunset
Favorable change in realized revenue net of fuel driven by effectiveness of hedging strategies (b), rolloff of negative margin default service contracts in East and addition of Energy Harbor	$—	$46	$246	$11	$17
Higher margins driven by addition of Energy Harbor	8
Favorable impact of less Winter Storm Uri bill credits applied	27	—	—	—	—
Negative impacts of milder weather in 2024	(4)
Increase in operating costs due primarily to change in generation volumes	—	(15)	(47)	(1)	1
Change in SG&A and other	(30)	(3)	1	3	2
Change in Adjusted EBITDA	$1	$28	$200	$13	$20
Favorable/(unfavorable) change in depreciation and amortization	6	(5)	(54)	(6)	(6)
Change in unrealized net gains (losses) on hedging activities (b)	1,182	(930)	(1,116)	111	(495)
Impairment of long-lived assets	—	—	—	—	49
Decommissioning related activities	—	(5)	26	—	(2)
PJM capacity performance default impacts	—	—	14	—	6
Winter Storm Uri impact	(34)	1	—	—	—
Other (including interest expenses)	1	(4)	—	(6)	11
Change in Net income (loss)	$1,156	$(915)	$(930)	$112	$(417)
___________
(a)    Includes amounts associated with March 2024 operations acquired in the Energy Harbor Merger.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Favorable (Unfavorable) Change
(in millions)	2024	2023
Fuel, purchased power costs and delivery fees	$(1)	$(1)	$—
Operating costs	(12)	(20)	8
Selling, general and administrative expenses	(9)	(8)	(1)
Operating loss	(22)	(29)	7
Other income	3	3	—
Other deductions	(1)	—	(1)
Interest expense and related charges	(1)	(1)	—
Loss before income taxes	(21)	(27)	6
Net loss	$(21)	$(27)	$6
Adjusted EBITDA	$(23)	$(41)	$18

Operating costs for the three months ended March 31, 2024 and 2023 include ongoing costs associated with the decommissioning and reclamation of retired plants and mines. GAAP and Adjusted EBITDA results for 2024 are favorable compared to 2023 primarily due to higher costs incurred in 2023 for the January 2023 retirement of the Edwards generation facility.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As forward power prices materially increased in 2022, our generation segments (Texas, East, West and Sunset) aggressively sold forward power for future years. We entered the 2023 and 2024 calendar years with more than 99% of our expected generation volumes hedged. While settled power prices in the first quarter of 2023 and 2024 are lower than historical averages, the strategic hedging allowed us to lock in margins above what we would have been able to realize if unhedged. Additionally, the margins we were able to lock in with hedges for the first quarter of 2024 were higher than the first quarter of 2023 which is driving the increase in realized revenue net of fuel in the generation segments along with the addition of Energy Harbor in the East segment. The forward power sales are also the drivers of the changes in unrealized gains/losses on hedging activities. As power prices increase/decrease in comparison to what our generation segments have sold forward, the generation segments recognize unrealized losses/gains. The retail segment procures power from the generation segments to serve future load obligations and thus changes in forward power prices have an inverse effect on unrealized mark to market for the retail segment as compared to the generation segments. This is evident in the first quarter of 2023 as decrease in forward power prices drove material unrealized gains in our generation segment, partially offset by unrealized losses in our retail segment. In the first quarter of 2024, forward power prices increased slightly which resulted in unrealized losses in our generation segments which is partially offset by unrealized gains in our retail segment.

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2024 and 2023. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $176 million in unrealized net losses and $1.085 billion in unrealized net gains for the three months ended March 31, 2024 and 2023, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Three Months Ended March 31,
(in millions)	2024	2023
Commodity contract net liability at beginning of period	$(2,740)	$(3,148)
Settlements/termination of positions (a)	387	711
Changes in fair value of positions in the portfolio (b)	(563)	374
Acquired commodity contracts (c)	(39)	—
Other activity (d)	47	(36)
Commodity contract net liability at end of period	$(2,908)	$(2,099)
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
(c)Includes fair value of commodity contracts acquired in the Energy Harbor Merger (see Note 2 to the Financial Statements).
(d)Primarily represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of March 31, 2024, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

(in millions)	Maturity dates of unrealized commodity contract net liability as of March 31, 2024
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(521)	$(272)	$1	$—	$(792)
Prices provided by other external sources	(578)	(389)	—	—	(967)
Prices based on models	(322)	(609)	(130)	(88)	(1,149)
Total	$(1,421)	$(1,270)	$(129)	$(88)	$(2,908)

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

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of March 31, 2024 were as follows:

	Balance of 2024	2025
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	74%	39%
Sunset	97%	66%
Natural Gas Generation:
Texas	95%	84%
East	100%	84%
West	100%	99%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $312 million and $1.435 billion in the three months ended March 31, 2024 and 2023, respectively. The unfavorable change of $1.123 billion was primarily driven by a lower decrease in net margin deposits (returns of cash related to commodity contracts which support our hedging strategy) as $128 million was returned in the three months ended March 31, 2024 as compared to $1.227 billion returned in the three months ended March 31, 2023, partially offset by cash received from an increase in realized energy margins recognized in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Depreciation and amortization — Depreciation and amortization expense reported as a reconciling adjustment in the condensed consolidated statements of cash flows exceeds the amount reported in the condensed consolidated statements of operations by $152 million and $111 million for the three months ended March 31, 2024 and 2023, respectively. The difference represents amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, and amortization of intangible net assets and liabilities that are reported in various other condensed consolidated statements of operations line items including operating revenues and fuel and purchased power costs and delivery fees (see Note 7 to the Financial Statements).

Investing Cash Flows

Cash used in investing activities totaled $3.528 billion and $513 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $3.015 billion was driven primarily by (a) $3.1 billion used to fund the Energy Harbor Merger and (b) $88 million in higher net purchases of environmental allowances, partially offset by a $125 million increase in proceeds from sales of property, plant and equipment, including nuclear fuel.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2024	2023
Capital expenditures, including LTSA prepayments	$(152)	$(202)	$50
Nuclear fuel purchases	(220)	(64)	(156)
Growth and development expenditures	(93)	(218)	125
Total capital expenditures	(465)	(484)	19
Energy Harbor acquisition (net of cash acquired)	(3,070)	—	(3,070)
Net sales (purchases) of environmental allowances	(114)	(26)	(88)
Proceeds from sales of property, plant and equipment, including nuclear fuel	127	2	125
Other investing activity	(6)	(5)	(1)
Cash used in investing activities	$(3,528)	$(513)	$(3,015)

Financing Cash Flows

Cash provided by financing activities totaled $793 million in the three months ended March 31, 2024 compared to cash used in financing activities of $874 million in the three months ended March 31, 2023. The change of $1.667 billion was driven by (a) the net borrowing of $1.375 billion of short-term debt and accounts receivable financing amounts in the three months ended March 31, 2024 to partially fund the Energy Harbor Merger compared to the net repayment of $475 million of short-term debt and accounts receivable financing amounts in the three months ended March 31, 2023 and (b) $700 million of borrowings under the Vistra Zero Term Loan B Facility, partially offset by cash used for long-term debt and TRA tender offers executed in January 2024.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2024	2023
Share repurchases	$(291)	$(301)	$10
Issuances of long-term debt	700	—	700
Other net long-term borrowings (repayments)	(756)	(7)	(749)
Net short-term borrowings (repayments)	500	(650)	1,150
Net borrowings (repayments) under the accounts receivable financing facilities	875	175	700
Dividends paid to common stockholders	(77)	(77)	—
TRA Repurchase and tender offer — return of capital	(122)	—	(122)
Other financing activity	(36)	(14)	(22)
Cash used in financing activities	$793	$(874)	$1,667

Debt Activity

We remain committed to a strong balance sheet and have continued to state our objective to reduce our consolidated net leverage. We also intend to maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities.

In May 2024 and July 2024, after taking into account the Senior Secured Notes Tender Offer settled in January 2024, $342 million of 4.875% Senior Secured Notes and $1.155 billion of 3.550% Senior Secured Notes, respectively, will reach maturity. We plan to fund these upcoming principal payments using a combination of (a) the proceeds from the issuance of $500 million of 6.000% Senior Secured Notes due 2034 and $1.0 billion of 6.875% Senior Unsecured Notes due 2032 and (b) cash on hand. Increases in interest rates have resulted in, and will likely continue to result in, increased borrowing costs.

See Note 8 to the Financial Statements for details of the Receivables Facility and Repurchase Facility and Note 10 to the Financial Statements for details of the Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2024:

(in millions)	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents (a)	$1,070	$3,485	$(2,415)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	1,293	1,213	80
Vistra Operations — Commodity-Linked Facility (c)	637	1,101	(464)
Total available liquidity (d)(e)	$3,000	$5,799	$(2,799)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the three months ended March 31, 2024. The decrease includes $3.1 billion that was used to fund the Energy Harbor Merger.
(b)The increase in availability for the three months ended March 31, 2024 was driven by an $80 million decrease in letters of credit outstanding under the facility.
(c)As of both March 31, 2024 and December 31, 2023, the borrowing bases are less than the facility limit of $1.575 billion. As of March 31, 2024, available capacity reflects the borrowing base of $1.137 billion and $500 million in cash borrowings. As of December 31, 2023, available capacity reflects the borrowing base of $1.101 billion and no cash borrowings.

(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 8 to the Financial Statements for detail on our accounts receivable financing.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities, the Alternative LOC Facility or the Energy Harbor LOC Facility. See Note 10 to the Financial Statements for detail on our letter of credit facilities.

We believe that we will have access to sufficient liquidity to fund our other anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Including obligations assumed in the Energy Harbor Merger, our obligations under commodity purchase and services agreements, including capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments, are expected to total approximately $3.0 billion in fiscal year 2024, $2.9 billion in 2025-2026, $1.1 billion in 2027-2028 and $500 million thereafter.

Capital Expenditures

Estimated 2024 capital expenditures and nuclear fuel purchases as of May 8, 2024 total approximately $1.943 billion and include:

•$822 million for investments in generation and mining facilities;
•$745 million for solar and energy storage development;
•$302 million for nuclear fuel purchases; and
•$74 million for other growth expenditures.

Share Repurchase Program

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

The following table provides information about our repurchases of common stock for the period between January 1, 2024 and May 3, 2024:

(in millions, except share amounts and price paid per share)	$5.75 billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
Three Months Ended March 31, 2024 (a)	6,138,773	$46.21	$284
April 1, 2024 through May 3, 2024	1,455,357	71.34	104
January 1, 2024 through May 3, 2024	7,594,130	$51.02	$388	$1,862
____________
(a)Shares repurchased include 72,839 of unsettled shares for $5 million as of March 31, 2024.

Dividends

Common Stock Dividends

In November 2018, Vistra announced the Board adopted a dividend program which we initiated in the first quarter of 2019. Each dividend under the program is subject to declaration by the Board and, thus, may be subject to numerous factors in existence at the time of any such declaration including, but not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law and any contractual limitations. Quarterly dividends paid per share of common stock in 2024 and 2023 are reflected in the table below.

Three Months Ended March 31, 2024			Year Ended December 31, 2023
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2024	March 2024	$0.2150	February 2023	March 2023	$0.1975
			May 2023	June 2023	$0.2040
			July 2023	September 2023	$0.2060
			October 2023	December 2023	$0.2130

In May 2024, the Board declared a quarterly dividend of $0.2175 per share of common stock that will be paid in June 2024.

Preferred Stock Dividends

Semiannual dividends paid per share of each respective preferred stock series in 2024 and 2023 are reflected in the table below. Dividends payable are recorded on the Board declaration date.

Series A Preferred Stock			Series B Preferred Stock
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2023	April 2023	$40.00	May 2023	June 2023	$35.00
August 2023	October 2023	$40.00	November 2023	December 2023	$35.00
February 2024	April 2024	$40.00

In May 2024, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in June 2024 and an initial dividend of $48.32 per share on Series C Preferred Stock that will be paid in July 2024.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit, Eligible Assets (see Note 9 to the Financial Statements) and other forms of credit support to satisfy such collateral posting obligations. See Note 10 to the Financial Statements for discussion of the Vistra Operations Credit Facilities, the Commodity-Linked Facility, the Secured LOC Facilities, the Alternative LOC Facility and the Energy Harbor LOC Facility.

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

As of March 31, 2024, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.629 billion in cash and Eligible Assets have been posted with counterparties as compared to $1.244 billion posted as of December 31, 2023;
•$115 million in cash has been received from counterparties as compared to $45 million received as of December 31, 2023;
•$2.634 billion in letters of credit have been posted with counterparties as compared to $2.408 billion posted as of December 31, 2023; and
•$140 million in letters of credit have been received from counterparties as compared to $143 million received as of December 31, 2023.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $4 million in federal income tax payments and $52 million in state income tax payments, offset by $8 million in state tax refunds.

For the three months ended March 31, 2024, there were no federal income tax payments, $3 million in state income tax payments, $1 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of March 31, 2024, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement and Secured LOC Facilities financial covenants.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2024, Vistra has posted letters of credit in the amount of $95 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $583 million in the form of letters of credit, $81 million in the form of a surety bond and $12 million of cash as of March 31, 2024 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.494 billion and $500 million, respectively, as of March 31, 2024.

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

The Receivables Facility contains a cross-default provision. The cross-default provision applies, among other instances, if TXU Energy, Dynegy Energy Services, Ambit Texas, Value Based Brands, Energy Harbor LLC, TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), and Vistra or any of their respective subsidiaries fails to make a payment of principal or interest on any indebtedness that is outstanding in a principal amount of at least $300 million, in the case of Vistra Operations, and in a principal amount of at least $50 million, in the case of TXU Energy or any of the other Originators, after the expiration of any applicable grace period, or if other events occur or circumstances exist under such indebtedness which give rise to a right of the debtholder to accelerate such indebtedness, or if such indebtedness becomes due before its stated maturity. If this cross-default provision is triggered, a termination event under the Receivables Facility would occur and the Receivables Facility may be terminated.

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

Under the Alternative LOC Facility, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Alternative LOC Facility. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount exceeding the threshold above, may result in a termination of the Alternative LOC Facility.

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

A default by Vistra Zero or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $100 million and 75% of Consolidated EBITDA may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $700 million as of March 31, 2024.

Guarantees

See Note 15 to the Financial Statements for discussion of guarantees.

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

Parametric processes are used to calculate VaR and are considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets. The use of these methods requires a number of key assumptions, such as use of (i) an assumed confidence level, (ii) an assumed holding period (i.e., the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data. The table below details certain VaR measures related to various portfolios of contracts.

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

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Month-end average VaR	$251	$190
Month-end high VaR	$329	$423
Month-end low VaR	$197	$115

The month-end VaR risk measures in 2024 are consistent with prior year.

Price Sensitivities

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed Heat Rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual natural gas position is calculated based on two steps: first, calculating the difference between actual Heat Rates of our natural gas generation units and the assumed 7.2 Heat Rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the natural gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of March 31, 2024.

(in millions)	Balance of 2024	2025
Texas:
Natural Gas Generation: $1.00/MWh increase in spark spread	$3	$8
Natural Gas Generation: $1.00/MWh decrease in spark spread	$(2)	$(8)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$9
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(5)	$(15)
East:
Nuclear Generation: $2.50/MWh increase in power price	$17	$50
Nuclear Generation: $2.50/MWh decrease in power price	$(17)	$(50)
Natural Gas Generation: $1.00/MWh increase in spark spread	$1	$10
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$(8)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(6)	$(24)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$20
West:
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(1)	$(2)
Sunset:
Coal Generation: $2.50/MWh increase in power price	$2	$23
Coal Generation: $2.50/MWh decrease in power price	$1	$(23)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$1
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$(1)

Interest Rate Risk

We manage our interest rate risk to limit the impact of interest rate changes on our results of operations and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates.

As of March 31, 2024, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $9 million taking into account the interest rate swaps discussed in Note 11 to Financial Statements. The inflationary environment continues to drive elevated interest rates, resulting in increased recently completed and expected refinancing or borrowing costs. See Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations – Significant Activities and Events, and Items Influencing Future Performance – Macroeconomic Conditions.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. We minimize credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial condition, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 11 to the Financial Statements for further discussion of this exposure.

Credit Exposure

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.164 billion as of March 31, 2024.

As of March 31, 2024, Retail segment credit exposure totaled approximately $1.392 billion, including $1.370 billion of trade accounts receivable and $22 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $51 million, resulting in a net exposure of $1.341 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of March 31, 2024, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $772 million including $681 million related to derivative assets and $91 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $581 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of March 31, 2024. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

(in millions)	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$633	$111	$522
Below investment grade or no rating	139	80	59
Totals	$772	$191	$581

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represent an aggregate $310 million, or 53%, of our total net exposure as of March 31, 2024. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2024. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than additional controls associated with the integration of Energy Harbor due to the Energy Harbor Merger, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 15 to the Financial Statements regarding legal proceedings.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2023 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We may suffer material losses, costs and liabilities due to operation risks, regulatory risks, and the risk of nuclear accidents arising from the ownership and operation of the nuclear generation facilities.

We own and operate nuclear generation facilities in Texas, Ohio, and Pennsylvania. The ownership and operation of nuclear generation facilities involves certain risks. These risks include:

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
•the costs of procuring nuclear fuel, including impacts from restrictions on imports from Russia or China (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations – Significant Activities and Events, and Items Influencing Future Performance – Macroeconomic Conditions);
•the costs of storing and maintaining spent nuclear fuel at our on-site dry cask storage facility;
•terrorist or cybersecurity attacks by nation-states or other threat actors and the cost to protect and recover against any such attack;
•the impact of a natural disaster;
•financial risk associated with retrospective insurance premium that could become due under secondary coverage required by the Price Anderson Act;
•limitations on the amounts and types of insurance coverage commercially available; and
•uncertainties with respect to the technological and financial aspects of modifying or decommissioning nuclear facilities at the end of their useful lives.

Our financial performance could be materially and negatively affected by matters arising from our ownership and operation of nuclear facilities, including any prolonged unavailability of any of our nuclear generation facilities. The following are among the more significant related risks:

•Operational Risk — Operations at any generation facility could degrade to the point where the facility would have to be shut down. If such degradations were to occur at a nuclear generation facility, the process of identifying and correcting the causes of the operational downgrade to return the facility to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Furthermore, a shut-down or failure at any other nuclear generation facility could cause regulators to require a shut-down or reduced availability at our nuclear generation facilities.

•Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, as to which no assurance can be given, the NRC operating licenses for the two units at the Comanche Peak Facility will expire in 2030 and 2033, respectively, and for the unit at the Perry Facility will expire in 2026, and are pending license renewal applications subject to review by the NRC. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•Spent Nuclear Fuel Storage. Our nuclear operations produce various types of nuclear waste materials, including spent nuclear fuel. The availability of a national repository for the storage of spent nuclear fuel and the timing of that facility opening will significantly affect the costs associated with storage of spent nuclear fuel and the ultimate amounts received from the DOE to reimburse us for these costs. Any regulatory action relating to the timing and availability of a repository for spent nuclear fuel could adversely affect our ability to decommission fully our nuclear units. We cannot predict whether a fee may be established or to what extent in the future for spent nuclear fuel disposal.

•Decommissioning Obligation and Funding. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility.

Actual costs to decommission our nuclear facilities may substantially exceed our estimates as a result of changes in the approach and timing of decommissioning activities, changes in decommissioning costs, changes in federal or state regulatory requirements, other changes in our estimates or ability to effectively execute on our planned decommissioning activities.

Forecasting trust fund investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results could differ significantly from current estimates. In addition, financial market performance directly affects the asset values in the NDT trust funds. If the investments held by our PJM NDT funds are not sufficient to fund the decommissioning of our nuclear units, we could be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that current and future NRC minimum funding requirements are met.

•Nuclear Accident Risk — Although the safety record of our nuclear generation facilities generally has been very good, accidents and other unforeseen problems have occurred at nuclear stations both in the U.S. and elsewhere. The consequences of an accident can be severe and include loss of life, injury, lasting negative health impacts and property damage. Any accident, or perceived accident, could result in significant liabilities that may exceed our resources, including insurance coverages, and could damage our reputation. Such liabilities to third parties are currently covered by a primary layer of financial protection required by the Price Anderson Act in the form of insurance carried by the owners of each nuclear facility and by a secondary layer of insurance coverage into which each nuclear licensee in the country is required to contribute in the event of an accident at any facility which exceeds the primary level of coverage for that facility. Our potential exposure for the secondary layer of coverage is currently capped at $165.9 million per reactor but is subject to adjustment for inflation, and the total retrospective premium per reactor per incident is capped at $24.7 million in any one year. Any such resulting liability from a nuclear accident could exceed our resources, including insurance coverage, and could ultimately result in the suspension or termination of power generation from the impacted facility. Such accidents could also result in property damage to our nuclear plant and equipment, which could exceed coverage available under insurance provided by Nuclear Electric Insurance Limited. If a serious nuclear incident were to occur, our business, reputation, financial condition and results of operations could be materially adversely affected.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2024	2,788,825	$39.50	2,788,825	$640
February 1 - February 29, 2024	2,070,289	$45.68	2,070,289	$2,045
March 1 - March 31, 2024	1,279,659	$61.68	1,279,659	$1,966
For the quarter ended March 31, 2024	6,138,773		6,138,773

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

See Note 16 to the Financial Statements for more information concerning the Share Repurchase Program.

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

Item 5.OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.5	0001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

Exhibits	Previously Filed With File Number*	As Exhibit
(3(ii))	By-laws

3.3	001-38086 Form 10-K (Year ended December 31, 2021) (filed February 25, 2022)	3.5	—	Amended and Restated Bylaws of Vistra Corp., effective February 23, 2022

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed April 9, 2024)	4.1	—
Fourteenth Amendment to Receivables Purchase Agreement, dated as of April 8, 2024, among TXU Receivables, as seller, TXU Retail, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.2	0001-38086 Form 8-K (filed April 9, 2024)	4.2	—
Sixth Amendment to Purchase and Sale Agreement, dated as of April 8, 2024, among TXU Receivables, as buyer, TXU Retail, as servicer, certain originators named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.3	**		—
Second Supplemental Indenture for 7.750% Senior Secured Notes due 2031, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.4	**		—
Fourth Supplemental Indenture for 7.233% Senior Secured Notes due 2028, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.5	**		—
Sixth Supplemental Indenture for 4.375% Senior Notes due 2029, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.6	**		—
Twelfth Supplemental Indenture for 5.500% Senior Notes due 2026, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.7	**		—
Twelfth Supplemental Indenture for 5.625% Senior Notes due 2027, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.8	**		—
Twelfth Supplemental Indenture for 5.00% Senior Notes due 2027, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.9	**		—
Sixteenth Supplemental Indenture for 3.55% Senior Secured Notes due 2024, 4.30% Senior Secured Notes due 2029, 3.70% Senior Secured Notes due 2027, 4.875% Senior Secured Notes due 2024, 5.125% Senior Secured Notes due 2025 and 6.950% Senior Secured Notes due 2033, dated March 29, 2024, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the Subsidiary Guarantors and the Trustee

4.10	0001-38086 Form 8-K (filed April 18, 2024)	4.1	—	Seventeenth Supplemental Indenture, dated as of April 12, 2024, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.11	0001-38086 Form 8-K (filed April 18, 2024)	4.2	—	Indenture, dated as of April 12, 2024, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.12	0001-38086 Form 8-K (filed April 18, 2024)	4.3	—	Form of Rule 144A Global Security for 6.000% Senior Secured Note due 2034 (included in Exhibit 4.10)

4.13	0001-38086 Form 8-K (filed April 18, 2024)	4.4	—	Form of Rule 144A Global Security for 6.875% Senior Note due 2032 (included in Exhibit 4.11)

4.14	0001-38086 Form 8-K (filed April 18, 2024)	4.5	—	Form of Regulation S Global Security for 6.000% Senior Secured Note due 2034 (included in Exhibit 4.10)

4.15	0001-38086 Form 8-K (filed April 18, 2024)	4.6	—	Form of Regulation S Global Security for 6.875% Senior Note due 2032 (included in Exhibit 4.11)

4.16 +	**		—	First Supplemental Indenture, dated as of June 15, 2009, under the Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 1, 2009

4.17 +	**		—	Second Supplemental Indenture, dated as of June 30, 2009, under the Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 1, 2009

4.18 +	**		—	Fifth Supplemental Indenture, dated as of August 15, 2016, under the Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 1, 2009

4.19 +	**		—	Eighth Supplemental Indenture, dated as of August 15, 2016, under the Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 19, 2008

4.20 +	**		—	Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 1, 2009

4.21 +	**		—	Open-End Mortgage, General Mortgage Indenture and Deed of Trust, dated as of June 19, 2008

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed March 7, 2024)	10.1	—	Amended and Restated Limited Liability Company Agreement of Vistra Vision LLC, dated March 1, 2024

10.2	0001-38086 Form 8-K (filed April 1, 2023)	10.1	—
Credit Agreement, dated March 26, 2024, by and among Vistra Zero Operating Company, LLC, the Lenders (as defined in the Credit Agreement) party thereto and Citibank, N.A. (as Administrative Agent and as Collateral Agent)

10.3	0001-38086 Form 8-K (filed April 9, 2024)	10.1	—	Joinder Agreement, dated as of April 8, 2024, among TXU Retail, as seller party agent, Vistra Operations, as guarantor, certain originators named therein, and MUFG, as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits	Previously Filed With File Number*	As Exhibit
32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

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
____________________
*    Incorporated herein by reference
**    Filed herewith
***    Furnished herewith
+    Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Vistra agrees to furnish supplementally a copy of any omitted annexes or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistra Corp.

By:	/s/ MARGARET MONTEMAYOR
Name:	Margaret Montemayor
Title:	Senior Vice President, Chief Accountant and Controller
(Principal Accounting Officer)

Date: May 9, 2024