Form 10-Q
period 2024-06-30
Vistra Corp.
filed 2024-08-09
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2024
Common stock, par value $0.01 per share	343,561,403

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
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 9 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

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
TRA
Amended and Restated Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at Emergence (see Note 12 to the Financial Statements)

U.S.	United States of America
Vistra Operations Commodity-Linked Credit Agreement	Credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	Credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities (see Note 9 to the Financial Statements)
Vistra Zero Credit Agreement
Credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" that involve risk and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion in (i) Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2023 Form 10-K and (ii) in Part I, Item 2 Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements.

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
v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues (Note 4)	$3,845	$3,189	$6,899	$7,614
Fuel, purchased power costs and delivery fees	(1,597)	(1,475)	(3,313)	(3,645)
Operating costs	(628)	(445)	(1,126)	(866)
Depreciation and amortization	(437)	(369)	(840)	(735)
Selling, general and administrative expenses	(375)	(309)	(726)	(597)
Impairment of long-lived assets (Note 17)	—	—	—	(49)
Operating income	808	591	894	1,722
Other income (Note 17)	62	124	153	144
Other deductions (Note 17)	(3)	(2)	(7)	(5)
Interest expense and related charges (Note 17)	(241)	(100)	(411)	(307)
Impacts of Tax Receivable Agreement (Note 12)	—	(14)	(5)	(79)
Net income (loss) before income taxes	626	599	624	1,475
Income tax expense (Note 5)	(159)	(123)	(139)	(301)
Net income	$467	$476	$485	$1,174
Net (income) loss attributable to noncontrolling interest	(102)	—	(155)	1
Net income attributable to Vistra	$365	$476	$330	$1,175
Cumulative dividends attributable to preferred stock	(47)	(37)	(96)	(75)
Net income attributable to Vistra common stock	$318	$439	$234	$1,100
Weighted average shares of common stock outstanding:
Basic	347,046,021	372,956,476	348,006,109	378,264,434
Diluted	354,327,393	376,794,258	355,555,429	382,416,465
Net income per weighted average share of common stock outstanding:
Basic	$0.92	$1.18	$0.67	$2.91
Diluted	$0.90	$1.17	$0.66	$2.88

See Notes to the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$467	$476	$485	$1,174
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $—, $1, $— and $1)	—	4	—	5
Total other comprehensive income	—	4	—	5
Comprehensive income	$467	$480	$485	$1,179
Comprehensive (income) loss attributable to noncontrolling interest	(102)	—	(155)	1
Comprehensive income attributable to Vistra	$365	$480	$330	$1,180

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2024	2023
Cash flows — operating activities:
Net income	$485	$1,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,177	941
Deferred income tax expense, net	115	290
Gain on sale of land	—	(94)
Impairment of long-lived assets	—	49
Unrealized net (gain) loss from mark-to-market valuations of commodities	130	(1,139)
Unrealized net gain from mark-to-market valuations of interest rate swaps	(58)	(22)
Unrealized net gain from nuclear decommissioning trusts	(55)	—
Asset retirement obligation accretion expense	52	17
Impacts of Tax Receivable Agreement	5	79
Gain on TRA repurchase and tender offers	(10)	—
Bad debt expense	72	69
Stock-based compensation	53	43
Other, net	(23)	24
Changes in operating assets and liabilities:
Margin deposits, net	433	2,014
Accrued interest	4	(4)
Accrued taxes	(58)	(52)
Accrued employee incentive	(140)	(57)
Other operating assets and liabilities	(674)	(320)
Cash provided by operating activities	1,508	3,012
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(963)	(926)
Energy Harbor acquisition (net of cash acquired)	(3,065)	—
Proceeds from sales of nuclear decommissioning trust fund securities	777	251
Investments in nuclear decommissioning trust fund securities	(788)	(262)
Proceeds from sales of environmental allowances	65	47
Purchases of environmental allowances	(359)	(190)
Proceeds from sale of property, plant and equipment, including nuclear fuel	129	110
Other, net	7	3
Cash used in investing activities	(4,197)	(967)
Cash flows — financing activities:
Issuances of long-term debt	2,200	—
Repayments/repurchases of debt	(1,106)	(14)
Net borrowings (repayments) under accounts receivable financing	750	(425)
Borrowings under Revolving Credit Facility	—	100
Repayments under Revolving Credit Facility	—	(350)
Borrowings under Commodity-Linked Facility	500	—
Repayments under Commodity-Linked Facility	(500)	(400)
Debt issuance costs	(32)	(6)
Stock repurchases	(622)	(552)
Dividends paid to common stockholders	(150)	(153)
Dividends paid to preferred stockholders	(75)	(75)

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2024	2023
Dividends paid to noncontrolling interest in subsidiary	(15)	—
TRA Repurchase and tender offer — return of capital	(122)	—
Other, net	(17)	3
Cash provided by (used in) financing activities	811	(1,872)
Net change in cash, cash equivalents and restricted cash	(1,878)	173
Cash, cash equivalents and restricted cash — beginning balance	3,539	525
Cash, cash equivalents and restricted cash — ending balance	$1,661	$698

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,624	$3,485
Restricted cash (Note 17)	23	40
Trade accounts receivable — net (Note 17)	2,094	1,674
Income taxes receivable	16	6
Inventories (Note 17)	964	740
Commodity and other derivative contractual assets (Note 10)	3,332	3,645
Margin deposits related to commodity contracts	930	1,244
Margin deposits posted under affiliate financing agreement (Note 8)	432	439
Prepaid expense and other current assets	411	364
Total current assets	9,826	11,637
Restricted cash (Note 17)	14	14
Investments (Note 17)	4,310	2,035
Property, plant and equipment — net (Note 17)	18,208	12,432
Operating lease right-of-use assets	71	50
Goodwill (Note 7)	2,922	2,583
Identifiable intangible assets — net (Note 7)	2,263	1,864
Commodity and other derivative contractual assets (Note 10)	922	577
Accumulated deferred income taxes	—	1,223
Other noncurrent assets	589	551
Total assets	$39,125	$32,966
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (Note 9)	$—	$—
Accounts receivable financing (Note 9)	750	—
Long-term debt due currently (Note 9)	1,939	2,286
Trade accounts payable	1,317	1,147
Commodity and other derivative contractual liabilities (Note 10)	4,930	5,258
Margin deposits related to commodity contracts	164	45
Accrued taxes other than income	182	203
Accrued interest	215	206
Asset retirement obligations (Note 13)	106	124
Operating lease liabilities	11	7
Other current liabilities	443	547
Total current liabilities	10,057	9,823
Margin deposits financing with affiliate (Note 8)	432	439
Long-term debt, less amounts due currently (Note 9)	13,947	12,116
Operating lease liabilities	63	48
Commodity and other derivative contractual liabilities (Note 10)	2,095	1,688
Accumulated deferred income taxes	250	1
Tax Receivable Agreement obligation (Note 12)	15	164
Asset retirement obligations (Note 13)	3,847	2,414

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2024	December 31, 2023
Other noncurrent liabilities and deferred credits (Note 17)	1,112	951
Total liabilities	31,818	27,644
Commitments and Contingencies (Note 14)
Total equity (Note 15):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: June 30, 2024 and December 31, 2023— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: June 30, 2024 and December 31, 2023 — 1,000,000); Series C (liquidation preference — $1,000; shares outstanding: June 30, 2024 — 476,066 and December 31, 2023 — 476,081)	2,476	2,476
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: June 30, 2024 — 345,293,460; December 31, 2023 — 351,457,016)	5	5
Treasury stock, at cost (shares: June 30, 2024 — 202,501,608; December 31, 2023 — 192,178,156)	(5,278)	(4,662)
Additional paid-in-capital	10,917	10,095
Retained deficit	(2,533)	(2,613)
Accumulated other comprehensive income	6	6
Stockholders' equity	5,593	5,307
Noncontrolling interest in subsidiary	1,714	15
Total equity	7,307	5,322
Total liabilities and equity	$39,125	$32,966

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (a)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
Stock repurchases	—	—	(331)	—	—	—	(331)	—	(331)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income	—	—	—	—	365	—	365	102	467
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(59)	—	(59)	—	(59)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(1)	—	—	(1)	(1)	(2)
Balances at June 30, 2024	$2,476	$5	$(5,278)	$10,917	$(2,533)	$6	$5,593	$1,714	$7,307
____________
(a)Noncontrolling interest in subsidiary includes $811 million representing the fair value of the 15% noncontrolling interest in Energy Harbor and $749 million representing 15% of the carrying value of net assets of certain subsidiaries contributed to Vistra Vision. See Note 2.

See Notes to the Condensed Consolidated Financial Statements.

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(311)	—	—	—	(311)	—	(311)
Effects of stock-based incentive compensation plans	—	—	—	24	—	—	24	—	24
Net income (loss)	—	—	—	—	699	—	699	(1)	698
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Balances at March 31, 2023	$2,000	$5	$(3,706)	$9,952	$(3,058)	$8	$5,201	$15	$5,216
Stock repurchases	—	—	(249)	—	—	—	(249)	—	(249)
Effects of stock-based incentive compensation plans	—	—	—	42	—	—	42	—	42
Net income	—	—	—	—	476	—	476	—	476
Dividends declared on common stock	—	—	—	—	(76)	—	(76)	—	(76)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Change in accumulated other comprehensive income	—	—	—	—	—	4	4	—	4
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at June 30, 2023	$2,000	$5	$(3,955)	$9,993	$(2,696)	$12	$5,359	$15	$5,374

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

Recent Developments

Comanche Peak Nuclear Plant License Renewal — In July 2024, our application for license renewal at our two-unit Comanche Peak Nuclear Plant was approved by the NRC. The licenses for Units 1 and 2 now extend into 2050 and 2053, respectively, an additional 20 years beyond our original licenses.

Nuclear PTCs — The IRA introduced a PTC for nuclear energy produced by existing nuclear energy units from 2024 through 2032. All of our nuclear units qualify for this PTC. Although we believe it is probable we have met the conditions required to earn the nuclear PTC, we await critical guidance from the U.S. Treasury and IRS on the definition of gross receipts that may materially impact the total amount of credits we are entitled to receive. Accordingly, PTC revenues attributable to qualifying production through June 2024 cannot be reliably estimated at this time. Subject to the receipt of the critical guidance, any estimate or actual amount recognized could be material to our results of operations in the subsequent quarterly period(s) as well as the 2024 annual period.

Debt and Financing Activity — See Note 9 for information on (i) the repayment of the 3.550% senior secured notes due in July 2024 at maturity, (ii) cash borrowings of $647 million under the Commodity-Linked Facility in July 2024, and (iii) the renewal of the Receivables Facility and Repurchase Facility through July 2025.

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

The Energy Harbor Merger was accounted for using the acquisition method in accordance with ASC 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the Merger Date. The combined results of operations are reported in the condensed consolidated financial statements beginning as of the Merger Date.

The following table summarizes the acquisition date fair value of Energy Harbor associated with the Energy Harbor Merger on the Merger Date:

Consideration
(in millions)
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

As a result of the Energy Harbor Merger, Vistra maintains an 85% ownership interest in Vistra Vision and records the remaining 15% equity interest as a noncontrolling interest in the condensed consolidated balance sheets as of the Merger Date. We reclassified the carrying value of assets contributed to Vistra Vision of $749 million from additional paid-in-capital of Vistra (the controlling interest) to the noncontrolling interest in subsidiary.

Provisional fair value measurements were made for acquired assets and liabilities in the first quarter of 2024 and adjustments to those measurements were made in the second quarter of 2024. Additional adjustments may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained. The provisional fair values assigned to assets acquired and liabilities assumed are as follows:

	Updated Fair Value as of June 30, 2024	Measurement Period Adjustments recorded through June 30, 2024
	(in millions)
Cash and cash equivalents	$35	$5
Trade accounts receivables, inventories, prepaid expenses and other current assets	543	5
Investments (a)	2,021	—
Property, plant and equipment (b)	5,598	(22)
Identifiable intangible assets (c)	432	4
Commodity and other derivative contractual assets (d)	123	(17)
Other noncurrent assets	1	(7)
Total identifiable assets acquired	8,753	(32)

Trade accounts payable and other current liabilities	280	17
Long-term debt, including amounts due currently	413	—
Commodity and other derivative contractual liabilities (d)	173	(6)
Accumulated deferred income taxes	1,356	(8)
Asset retirement obligations (e)	1,368	—
Identifiable intangible liabilities	78	5
Other noncurrent liabilities and deferred credits	17	5
Total identifiable liabilities assumed	3,685	13
Identifiable net assets acquired	5,068	(45)
Goodwill (f)	339	45
Net assets acquired	$5,407
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
(d)Acquired derivatives are valued using the methods described in Note 11 (Level 1, Level 2 or Level 3). Contracts with terms that were not at current market prices are also valued using a discounted cash flow analysis (Level 3).
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

The following unaudited pro forma financial information for the three and six months ended June 30, 2024 and 2023 assumes that the Energy Harbor Merger occurred on January 1, 2023. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2023, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$3,845	$3,688	$7,623	$8,584
Net income	$467	$257	$574	$730

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

Acquisition costs incurred in the Energy Harbor Merger totaled zero and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $24 million and $13 million for the six months ended June 30, 2024 and 2023, respectively, and are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

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

4.    REVENUE

Revenue Disaggregation

Disaggregated revenue from contracts with customers, and other revenue included in total revenues in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30, 2024
	Retail	Texas	East (a)	West	Sunset	Asset Closure	Eliminations	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,039	$—	$—	$—	$—	$—	$—	$2,039
Retail energy charge in Northeast/Midwest (a)	991	—	—	—	—	—	—	991
Wholesale generation revenue from ISO/RTO	—	58	109	29	85	—	—	281
Capacity revenue from ISO/RTO (b)	—	—	17	—	—	—	—	17
Revenue from other wholesale contracts	—	127	65	56	23	—	—	271
Total revenue from contracts with customers	3,030	185	191	85	108	—	—	3,599
Other revenues:
Intangible amortization	(1)	—	—	—	(1)	—	—	(2)
Transferable PTC revenues (c)	—	3	—	—	—	—	—	3
Hedging and other revenues (d)	120	(270)	150	114	130	—	1	245
Affiliate sales (e)	19	255	852	3	150	—	(1,279)	—
Total other revenues	138	(12)	1,002	117	279	—	(1,278)	246
Total revenues	$3,168	$173	$1,193	$202	$387	$—	$(1,278)	$3,845
____________
(a)Includes revenues associated with operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $24 million of capacity sold offset by $7 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $37 million offset by $21 million of capacity sold within the East segment.
(c)Represents transferable PTCs generated from qualifying solar assets during the period.
(d)Includes $42 million of unrealized net losses from mark-to-market valuations of commodity positions.

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2024	$(156)	$(674)	$276	$84	$109	$2	$—	$317	$(42)
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(e)Texas segment includes $439 million of affiliated unrealized net losses and the East, Sunset and West segments include, $84 million, $36 million and $2 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
	(in millions)
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
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $41 million of capacity sold offset by $19 million of capacity purchased. The Sunset segment includes $18 million of capacity sold offset by $9 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $30 million offset by $29 million of capacity sold within the East segment.
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

	Six Months Ended June 30, 2024
	Retail (a)	Texas	East (a)	West	Sunset	Asset Closure	Eliminations	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,741	$—	$—	$—	$—	$—	$—	$3,741
Retail energy charge in Northeast/Midwest (a)	1,654	—	—	—	—	—	—	1,654
Wholesale generation revenue from ISO/RTO	—	118	370	117	165	—	—	770
Capacity revenue from ISO/RTO (b)	—	—	32	—	4	—	—	36
Revenue from other wholesale contracts	—	231	135	113	78	—	—	557
Total revenue from contracts with customers	5,395	349	537	230	247	—	—	6,758
Other revenues:
Intangible amortization	(1)	—	—	—	(2)	—	—	(3)
Transferable PTC revenues (c)	—	5	—	—	—	—	—	5
Hedging and other revenues (d)	243	(544)	12	253	174	—	1	139
Affiliate sales (e)	25	802	1,281	4	207	—	(2,319)	—
Total other revenues	267	263	1,293	257	379	—	(2,318)	141
Total revenues	$5,662	$612	$1,830	$487	$626	$—	$(2,318)	$6,899
____________
(a)Includes revenues associated with operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $60 million of capacity sold offset by $28 million of capacity purchased. The Sunset segment includes $4 million of capacity sold. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $44 million offset by $19 million of capacity sold within the East segment.
(c)Represents transferable PTCs generated from qualifying solar assets during the period.
(d)Includes $389 million of unrealized net losses from mark-to-market valuations of commodity positions.

Six Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
June 30, 2024	$(311)	$(1,275)	$(81)	$221	$(47)	$6	$—	$1,098	$(389)
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(e)Texas, East and Sunset segment includes $909 million, $171 million and $20 million, respectively, of affiliated unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations	Consolidated
	(in millions)
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
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $83 million of capacity sold offset by $53 million of capacity purchased. The Sunset segment includes $63 million of capacity sold offset by $36 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $61 million offset by $50 million of capacity sold within the East segment.
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
(c)Texas segment includes $309 million of affiliated net losses and East and Sunset segments include $521 million and $151 million, respectively, of affiliated unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of June 30, 2024, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues will be recognized assuming the performance obligations are met and as capacity is made available to the related ISOs/RTOs or counterparties.

	Balance of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
	(in millions)
Remaining performance obligations	$285	$480	$331	$272	$122	$610	$2,100

Accounts Receivable

See Note 17 for details of accounts receivable relating to revenue from contracts with customers and other activities.

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

Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss) before income taxes	$626	$599	$624	$1,475
Income tax (expense) benefit	$(159)	$(123)	$(139)	$(301)
Effective tax rate	25.4%	20.5%	22.3%	20.4%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws.

For the three months ended June 30, 2024, the effective tax rate of 25.4% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the six months ended June 30, 2024, the effective tax rate of 22.3% was higher than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to stock-based compensation and state income taxes.

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

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. We do not expect Vistra to be subject to the CAMT in the 2024 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes. See Note 1 for discussion of the nuclear PTC introduced by the IRA.

Transferable ITCs

In June 2023, our 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III) commenced commercial operations. As a result of Moss Landing Phase III reaching commercial operations, in June 2023 we recognized $154 million of transferable ITCs associated with the project in other noncurrent assets in the condensed consolidated balance sheets.

Final Section 163(j) Regulations

The final Section 163(j) regulations, which limits qualified deductions for business interest expense, were issued in July 2020 and provided a critical correction to the proposed regulations regarding the computation of adjusted taxable income. As of January 1, 2022, certain provisions in the final Section 163(j) regulations have sunset, including the add-back of depreciation and amortization to adjusted taxable income. As a result, under the law as currently enacted, Vistra's deductible business interest expense was significantly limited for the 2023 tax year and will continue to be so limited under current law going forward. Vistra remains active in legislative monitoring and advocacy efforts to support a legislative solution to reinstate and make permanent the add-back of depreciation and amortization to adjusted taxable income.

6.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except share data)
Net income attributable to Vistra	$365	$476	$330	$1,175
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(40)	(40)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(35)	(35)
Less cumulative dividends attributable to Series C Preferred Stock	(10)	—	(21)	—
Net income attributable to common stock — basic and diluted	318	439	$234	$1,100
Weighted average shares of common stock outstanding:
Basic	347,046,021	372,956,476	348,006,109	378,264,434
Dilutive securities: Stock-based incentive compensation plan	7,281,372	3,837,782	7,549,320	4,152,031
Diluted	354,327,393	376,794,258	355,555,429	382,416,465
Net income per weighted average share of common stock outstanding:
Basic	$0.92	$1.18	$0.67	$2.91
Diluted	$0.90	$1.17	$0.66	$2.88

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 9,981 and 1,528,026 for the three months ended June 30, 2024 and 2023, respectively, and 5,554 and 1,589,125 shares for the six months ended June 30, 2024 and 2023, respectively.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of June 30, 2024 and December 31, 2023, the carrying value of goodwill totaled $2.922 billion and $2.583 billion, respectively.

	Retail Segment	Texas Segment
	Retail Reporting Unit (a)	Texas Generation Reporting Unit	Total Goodwill
	(in millions)
Balance at December 31, 2023	$2,461	$122	$2,583
Goodwill recorded in connection with the Energy Harbor Merger (b)			339
Balance at June 30, 2024	$2,461	$122	$2,922
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Allocation of goodwill attributable to the Energy Harbor acquisition to reporting units is pending completion of purchase accounting measurement period.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2024			December 31, 2023
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,170	$1,918	$252	$2,088	$1,866	$222
Software and other technology-related assets	565	264	301	536	315	221
Retail and wholesale contracts	503	272	231	233	217	16
LTSA	18	5	13	18	5	13
Other identifiable intangible assets (a)	137	12	125	62	11	51
Total identifiable intangible assets subject to amortization	$3,393	$2,471	922	$2,937	$2,414	523
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,263			$1,864
____________
(a)Includes environmental allowances (emissions allowances and renewable energy certificates) and mining development costs.

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2024	December 31, 2023
	(in millions)
LTSA	$111	$122
Power and fuel purchase contracts	57	9
Total identifiable intangible liabilities	$168	$131

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) are comprised of:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(in millions)
Retail customer relationships	Depreciation and amortization	$31	$21	$53	$49
Software and other technology-related assets	Depreciation and amortization	15	15	28	29
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	(3)	2	(4)	4
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	92	76	196	162
Total identifiable intangible assets expense, net (a)		$135	$114	$273	$244
___________
(a)Amounts exclude LTSA. Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees on the condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of June 30, 2024, the estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2024	$306
2025	$222
2026	$158
2027	$62
2028	$42

8.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

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

As of June 30, 2024 and December 31, 2023, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $432 million and $439 million, respectively, and are reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate.

9.    DEBT, CREDIT FACILITIES AND FINANCINGS

Amounts in the table below represent the categories of debt obligations incurred by the Company.

	June 30, 2024	December 31, 2023
	(in millions)
Long-term debt, including amounts due currently:
Non-recourse debt	$698	$—
Recourse debt	15,335	14,517
Long -term debt before unamortized premiums, discounts and issuance costs	16,033	14,517
Unamortized premiums, discounts and issuance costs	(147)	(115)
Long-term debt including debt due currently	$15,886	$14,402
Accounts receivable financing	$750	$—

Long-Term Debt

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	June 30, 2024	December 31, 2023
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,488	$2,500
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	698	—
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	—	400
3.550% Senior Secured Notes, due July 15, 2024	1,155	1,500
5.125% Senior Secured Notes, due May 13, 2025	744	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
6.000% Senior Secured Notes, due April 15, 2034	500	—
Total Vistra Operations Senior Secured Notes	5,049	5,650
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	—
4.750% Revenue Bond, due June 1, 2033 and July 1, 2033	285	—
3.750% Revenue Bond, due October 1, 2047	46	—
Total Energy Harbor Revenue Bonds	431	—
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
6.875% Senior Unsecured Notes, due April 15, 2032	1,000	—
Total Vistra Operations Senior Unsecured Notes	7,300	6,300
Other:
Equipment Financing Agreements	67	67
Total other long-term debt	67	67
Unamortized debt premiums, discounts and issuance costs	(147)	(115)
Total long-term debt including amounts due currently	15,886	14,402
Less amounts due currently	(1,939)	(2,286)
Total long-term debt less amounts due currently	$13,947	$12,116

Long-Term Debt Maturities

Long-term debt maturities as of June 30, 2024 are as follows:

June 30, 2024
(in millions)
Remainder of 2024	$1,183
2025	786
2026	1,038
2027	3,434
2028	34
Thereafter	9,558
Unamortized premiums, discounts and debt issuance costs	(147)
Total long-term debt, including amounts due currently	$15,886

Credit Facilities

Our credit facilities and related available capacity as of June 30, 2024 are presented below.

		June 30, 2024
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Short-Term)	Cash Borrowings (Long-Term)	Letters of Credit Outstanding	Available Capacity
		(in millions)
Revolving Credit Facility	April 29, 2027	$3,175	$—	$—	$2,216	$959
Term Loan B-3 Facility	December 20, 2030	2,488	—	2,488	—	—
Total Vistra Operations Credit Facilities		$5,663	$—	$2,488	$2,216	$959
Vistra Operations Commodity-Linked Facility	October 2, 2024	1,575	—	—	—	1,270
Vistra Zero Term Loan B Facility	April 30, 2031	698	—	698	—	—
Total credit facilities		$7,936	$—	$3,186	$2,216	$2,229

Vistra Operations Credit Facilities

As of June 30, 2024, the Vistra Operations Credit Facilities consisted of up to $5.663 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.175 billion (Revolving Credit Facility), including aggregate revolving letter of credit commitments of up to $2.940 billion, and term loans of $2.488 billion (Term Loan B-3 Facility). The Revolving Credit Facility is used for general corporate purposes.

Under the Vistra Operations Credit Agreement, (i) the interest applicable to the Revolving Credit Facility is based on the forward-looking term rate based on SOFR (Term SOFR Rate) plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Revolving Credit Facility will range from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility bear interest that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2024, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit facility was 1.725%. The Vistra Operations Credit Facilities also provide for certain additional customary fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit.

The Term Loan B-3 Facility bears interest based on the applicable Term SOFR Rate, plus a fixed spread of 2.00%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 10) on outstanding borrowings of $2.488 billion was 7.34% as of June 30, 2024. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

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

Vistra Operations Commodity-Linked Revolving Credit Facility

As of June 30, 2024, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.575 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. The Commodity-Linked Facility is used to support our hedging strategy. As of June 30, 2024, the borrowing base of $1.270 billion is lower than the facility limit which represents the aggregate commitments of $1.575 billion. In July 2024, $647 million in cash was borrowed under the Commodity-Linked Facility.

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

Under the Vistra Operations Commodity-Linked Credit Agreement, (i) the interest applicable to the Commodity-Linked Facility is based on the Term SOFR Rate plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Commodity-Linked Facility will range from 17.5 basis points to 35.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2024, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Commodity-Linked Facility and the fee on any undrawn amounts with respect to the Commodity-Linked Facility were 1.725% and 27.0 basis points, respectively.

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

Vistra Zero Non-recourse Credit Agreement

On March 26, 2024, Vistra Zero entered into the Vistra Zero Credit Agreement. The Vistra Zero Credit Agreement provides for a senior secured term loan (Term Loan B Facility) of up to $700 million, which Vistra Zero borrowed in its entirety on March 26, 2024. Net proceeds of $690 million were used (i) to pay issuance costs and (ii) for working capital and general corporate purposes. Vistra Zero's obligations under the Vistra Zero Credit Agreement are guaranteed by certain subsidiaries of Vistra Zero, but are otherwise non-recourse to Vistra Operations and its other subsidiaries. Fees and expenses related to entering the agreement totaling $8 million and a discount totaling $4 million were capitalized as reductions in the carrying amount of the debt.

Under the Vistra Zero Credit Agreement, the interest applicable to the Term Loan B Facility is Term SOFR plus 2.75% per annum. The Term Loan B Facility is not subject to a floor or credit spread adjustment but is subject to a 1.0% "soft call" prepayment premium prior to the date that is six months following March 26, 2024. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $698 million was 8.09% as of June 30, 2024. Cash borrowings under the Term Loan B Facility are subject to required scheduled quarterly payments of $1.75 million. Amounts paid cannot be reborrowed.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and July 2024, we entered into uncommitted standby letter of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities may be renewed annually and are used for general corporate purposes. As of June 30, 2024, $1.087 billion of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00).

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In May 2024, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $500 million. As of June 30, 2024, the total capacity was $385 million and $365 million of letters of credit were outstanding under the Alternative LOC Facilities. The Alternative LOC Facilities mature in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

Energy Harbor Letter of Credit Facility

Energy Harbor and its subsidiaries were parties to a letter of credit facility that was secured by a first lien on the Energy Harbor assets (Energy Harbor LOC Facility). The Energy Harbor LOC Facility was terminated in April 2024.

Vistra Operations Senior Secured Notes

In May 2024 and July 2024, the 4.875% senior secured notes due May 2024 and the 3.550% senior secured notes due July 2024, respectively, were repaid at maturity.

In April 2024, Vistra Operations issued $500 million aggregate principal amount of 6.000% senior secured notes due 2034 (6.000% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 6.000% Senior Secured Notes provide for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities, by and among the Issuer, as borrower, Vistra Intermediate Company LLC, the guarantors party thereto, and Citibank, N.A. as administrative and collateral agent. The 6.000% Senior Secured Notes mature in April 15, 2034, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning October 15, 2024. Net proceeds totaling approximately $495 million, together with proceeds from the April 2024 issuance of 6.875% Senior Unsecured Notes discussed below and cash on hand, were to be used for general corporate purposes, including to refinance outstanding indebtedness (including the senior secured debt maturities in May 2024 and July 2024). Fees and expenses related to the offering, including commissions and the original issue discount, totaled $6 million and were capitalized as a reduction in the carrying amount of the debt.

Since 2019, Vistra Operations has issued and sold its senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 4.875% senior secured notes due 2024, the 3.550% senior secured notes due 2024, the 5.125% senior secured notes due 2025, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029, the 6.950% senior secured notes due 2033 and the 6.000% Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

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

Vistra Operations Senior Unsecured Notes

In April 2024, Vistra Operations issued $1.0 billion aggregate principal amount of 6.875% senior unsecured notes due 2032 (6.875% Senior Unsecured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The 6.875% Senior Unsecured Notes provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities, by and among the Issuer, as borrower, Vistra Intermediate Company LLC, the guarantors party thereto, and Citibank, N.A. as administrative and collateral agent. The 6.875% Senior Secured Notes mature in April 15, 2032, with interest payable in cash semiannually in arrears on April 15 and October 15 beginning October 15, 2024. Net proceeds totaling approximately $990 million, together with proceeds from the April 2024 issuance of 6.000% Senior Secured Notes discussed above and cash on hand, were to be used for general corporate purposes, including to refinance outstanding indebtedness (including the senior secured debt maturities in May 2024 and July 2024). Fees and expenses related to the offering totaled $12 million and were capitalized as a reduction in the carrying amount of the debt.

Since 2018, Vistra Operations has issued and sold its senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indentures (as may be amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) governing the 5.500% senior unsecured notes due 2026, the 5.625% senior unsecured notes due 2027, the 5.000% senior unsecured notes due 2027, the 4.375% senior unsecured notes due 2029, the 7.750% senior unsecured notes due 2031 and the 6.875% Senior Unsecured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Unsecured Notes) provide for the full and unconditional guarantee by the Guarantor Subsidiaries of the punctual payment of the principal and interest on such notes. The Vistra Operations Senior Unsecured Indentures contain certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

Other Debt Activity

Senior Secured Notes Tender Offer

In January 2024, Vistra Operations used the net proceeds from (i) the December 2023 issuances of the 6.950% senior secured notes due 2033 and 7.750% senior unsecured notes due 2031 and (ii) cash on hand, to fund a cash tender offer (Senior Secured Notes Tender Offer) to purchase for cash $759 million aggregate principal amount of certain notes, including $58 million of 4.875% senior secured notes due 2024, $345 million of 3.550% senior secured notes due 2024 and $356 million of the 5.125% senior secured notes due 2025. We recorded an extinguishment gain of $6 million on the transaction in the first quarter of 2024.

Debt Repurchase Program

In April 2024, the Board authorized the voluntary repayment or repurchase of up to $1.0 billion of outstanding debt, with such authorization expiring on December 31, 2024.

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). On April 8, 2024, the Receivables Facility was amended to increase the purchase limit from $750 million to $1.0 billion and to add Energy Harbor LLC, a direct, wholly owned subsidiary of Energy Harbor, as an Originator. The Receivables Facility was renewed in July 2024, extending the term of the Receivables Facility to July 2025.

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), each sell and/or contribute, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings in the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in the condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of June 30, 2024, outstanding borrowings under the Receivables Facility totaled $750 million and were supported by $1.494 billion of RecCo gross receivables. As of December 31, 2023, there were no outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other Originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2024, the Repurchase Facility was renewed until July 2025 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and representing a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Repo Transaction). Each Repo Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

There were no outstanding borrowings under the Repurchase Facility as of both June 30, 2024 and December 31, 2023.

10.    COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage our exposure to commodity price and interest rate volatility. Although we do engage in economic hedging activities to manage our exposure related to commodity price fluctuations through the use of financial and physical derivative contracts, we have no derivative positions accounted for as cash flow or fair value hedges as of June 30, 2024. All changes in the fair values of our derivative contracts, excluding contracts which are considered normal purchases and sales (NPNS), are recognized as gains or losses in the earnings of the periods in which they occur. See Note 11 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity

Commodity contracts consist primarily of natural gas, electricity, coal and emissions agreements and include financial instruments entered into for economic hedging purposes as well as physical contracts that have not been designated as NPNS (commodity contracts). We utilize natural gas and electricity derivatives to (i) reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets, and (ii) to hedge future purchased power costs for our retail operations. We also utilize short-term electricity, natural gas, coal, and emissions derivative instruments for fuel hedging and other purposes. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, fuel oil and natural gas producers, local distribution companies and energy marketing companies. Unrealized gains and losses arising from changes in the fair value of derivative instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed consolidated statements of operations in either operating revenues or fuel, purchased power costs and delivery fees.

Interest Rate Swaps

Interest rate swap agreements are used to reduce volatility in interest costs and related cash flows associated with our variable rate debt obligations by converting floating-rate interest to fixed rates (interest rate swaps). Unrealized gains and losses arising from changes in the fair value of the interest rate swaps as well as realized gains and losses upon settlement are reported in the condensed consolidated statements of operations in interest expense and related charges.

As of June 30, 2024, Vistra has entered into the following interest rate swaps:

	Notional Amount	Expiration Date	Rate Range (c)
	(in millions, except percentages)
Swapped to fixed (a)	$3,000	July 2026	4.89%	-	4.97%
Swapped to variable (a)	$700	July 2026	3.44%	-	3.49%
Swapped to fixed (b)	$1,625	December 2030	5.20%	-	5.37%
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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,267	$59	$6	$—	$3,332
Noncurrent assets	864	57	1	—	922
Current liabilities	(4)	—	(4,902)	(24)	(4,930)
Noncurrent liabilities	(5)	—	(2,072)	(18)	(2,095)
Net assets (liabilities)	$4,122	$116	$(6,967)	$(42)	$(2,771)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,585	$53	$7	$—	$3,645
Noncurrent assets	565	11	1	—	577
Current liabilities	(1)	—	(5,233)	(24)	(5,258)
Noncurrent liabilities	(5)	—	(1,659)	(24)	(1,688)
Net assets (liabilities)	$4,144	$64	$(6,884)	$(48)	$(2,724)

The following table presents the pre-tax realized and unrealized effect of derivative gains (losses) on net income. Amount represents changes in fair value of open positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Commodity contracts (Operating revenues)	$(199)	$(1)	$(807)	$668
Commodity contracts (Fuel, purchased power costs and delivery fees)	59	(33)	104	(328)
Interest rate swaps (Interest expense and related charges)	22	78	80	50
Net gain (loss)	$(118)	$44	$(623)	$390

Balance Sheet Presentation of Derivatives

We elect to report derivative assets and liabilities in the condensed consolidated balance sheets on a gross basis without taking into consideration netting arrangements we have with counterparties to those derivatives. We maintain standardized master netting agreements with certain counterparties that allow for the right to offset assets and liabilities and collateral in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

Generally, margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets, with the exception of certain margin amounts related to changes in fair value on CME transactions that are legally characterized as settlement of forward exposure rather than collateral. Margin deposits received from counterparties are primarily used for working capital or other general corporate purposes.

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	June 30, 2024				December 31, 2023
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
	(in millions)
Derivative assets:
Commodity contracts	$4,122	$(3,281)	$(138)	$703	$4,144	$(3,519)	$(26)	$599
Interest rate swaps	116	(36)	—	80	64	(28)	—	36
Total derivative assets	4,238	(3,317)	(138)	783	4,208	(3,547)	(26)	635
Derivative liabilities:
Commodity contracts	(6,967)	3,281	777	(2,909)	(6,884)	3,519	970	(2,395)
Interest rate swaps	(42)	36	—	(6)	(48)	28	—	(20)
Total derivative liabilities	(7,009)	3,317	777	(2,915)	(6,932)	3,547	970	(2,415)
Net amounts	$(2,771)	$—	$639	$(2,132)	$(2,724)	$—	$944	$(1,780)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes, by commodity, excluding those derivatives that qualified for the NPNS scope exception, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	5,069	5,335	Million MMBtu
Electricity	816,787	800,001	GWh
Financial transmission rights (b)	268,455	250,895	GWh
Coal	37	35	Million U.S. tons
Fuel oil	27	3	Million gallons
Emissions	33	24	Million U.S. tons
Renewable energy certificates	31	29	Million certificates
Interest rate swaps – variable/fixed (c)	$4,625	$5,225	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$700	$1,300	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2024	December 31, 2023
	(in millions)
Fair value of derivative contract liabilities (a)	$(2,423)	$(1,890)
Offsetting fair value under netting arrangements (b)	857	692
Cash collateral and letters of credit	1,101	854
Liquidity exposure	$(465)	$(344)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of June 30, 2024, total credit risk exposure to all counterparties related to derivative contracts totaled $4.664 billion (including associated accounts receivable). The net exposure to those counterparties totaled $901 million as of June 30, 2024, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure from any single counterparty totaling $265 million. As of June 30, 2024, the credit risk exposure to the banking and financial sector represented 79% of the total credit risk exposure and 35% of the net exposure.

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

11.    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts (b)	$2,588	$529	$1,005	$16	$4,138	$2,886	$628	$630	$14	$4,158
Interest rate swaps (b)	—	116	—	—	116	—	64	—	—	64
NDTs – equity securities (c) (d)	1,455	—	—	—	1,455	638	—	—		638
NDTs – debt securities (c) (e)	87	1,929	—		2,016	—	734	—		734
Sub-total	$4,130	$2,574	$1,005	$16	7,725	$3,524	$1,426	$630	$14	5,594
Assets measured at net asset value (f):
NDTs – equity securities (c) (d) (f)					758					579
Total assets					$8,483					$6,173
Liabilities:
Commodity contracts	$3,146	$1,712	$2,109	$16	$6,983	$3,815	$1,395	$1,674	$14	$6,898
Interest rate swaps	—	42	—	—	42	—	48	—	—	48
Total liabilities	$3,146	$1,754	$2,109	$16	$7,025	$3,815	$1,443	$1,674	$14	$6,946
___________
(a)Fair values for each level are determined on a contract basis, but certain contracts are in both an asset and a liability position. This reclassification represents the adjustment needed to reconcile to the gross amounts presented on the condensed consolidated balance sheets.
(b)See Note 10 for definitions of commodity contracts and interest rate swaps.
(c)NDT assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets.
(d)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index for U.S. equity investments and the MSCI EAFE Index for non-U.S. equity investments.
(e)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 3.91% and 3.19% as of June 30, 2024 and December 31, 2023, respectively, and an average maturity of 8 years and 11 years as of both June 30, 2024 and December 31, 2023. NDT debt securities held as of June 30, 2024 mature as follows: $1.018 billion in one to five years, $565 million in five to 10 years and $433 million after 10 years.
(f)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in the condensed consolidated balance sheets.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of June 30, 2024 and December 31, 2023:

June 30, 2024
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$786	$(1,768)	$(982)	Income Approach	Hourly price curve shape (c)	$—	to	$100	$50
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$15	to	$115	$66
						MWh
Options	—	(243)	(243)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	54%
					Power and natural gas volatility (e)	5%	to	705%	355%
Financial transmission rights/Congestion revenue rights	187	(36)	151	Market Approach (f)	Illiquid price differences between settlement points (g)	$(60)	to	$20	$(19)
						MWh
Natural gas	19	(55)	(36)	Income Approach	Natural gas basis (h)	$—	to	$15	$6
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	13	(7)	6
Total	$1,005	$(2,109)	$(1,104)

December 31, 2023
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$449	$(1,273)	$(824)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$44
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$30	to	$110	$71
						MWh
Options	1	(237)	(236)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	10%	to	870%	441%
Financial transmission rights/Congestion revenue rights	157	(34)	123	Market Approach (f)	Illiquid price differences between settlement points (g)	$(85)	to	$25	$(30)
						MWh
Natural gas	9	(112)	(103)	Income Approach	Natural gas basis (h)	$—	to	$15	$6
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	14	(18)	(4)
Total	$630	$(1,674)	$(1,044)
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

The following table presents the changes in fair value of the Level 3 assets and liabilities. All Level 3 assets and liabilities are commodity contracts, therefore, substantially all changes in fair value detailed below are reported as Operating Revenues in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net liability balance at beginning of period	$(1,149)	$(1,225)	$(1,044)	$(1,219)
Total unrealized valuation gains (losses)	(19)	127	(288)	51
Purchases, issuances and settlements (a):
Purchases	61	51	131	100
Issuances	(14)	(8)	(17)	(13)
Settlements	40	(55)	139	(38)
Transfers into Level 3 (b)	(23)	(15)	(20)	(29)
Transfers out of Level 3 (b)	—	5	8	28
Net liabilities assumed in connection with the Energy Harbor Merger	—	—	(13)	—
Net change	45	105	(60)	99
Net liability balance at end of period	$(1,104)	$(1,120)	$(1,104)	$(1,120)
Unrealized valuation losses relating to instruments held at end of period	$(20)	$(11)	$(558)	$(185)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended June 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable. For the six months ended June 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of coal and natural gas derivatives where forward pricing inputs have become observable. For the three and six months ended June 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable.

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

12.    TAX RECEIVABLE AGREEMENT OBLIGATION

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

The following table details our repurchases of TRA Rights during the periods indicated:

Number of TRA Rights
TRA Rights issued on the Effective Date and outstanding as of January 1, 2023 and March 31, 2023	426,369,370
The December 31, 2023 Repurchase (a)	(317,387,412)
TRA Rights outstanding as of January 1, 2024	108,981,958

The January 11, 2024 Repurchase (b)	(43,494,944)
The February 13, 2024 Repurchase (c)	(55,056,931)
The February 28, 2024 Repurchase (c)	(2,235,020)
Other repurchases	(161,274)
TRA Rights outstanding as of June 30, 2024 (d)	8,033,789
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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in the condensed consolidated balance sheets:

	Six Months Ended June 30,
	2024	2023
	(in millions)
TRA obligation at the beginning of the period	$171	$522
Accretion expense	6	41
Changes in tax assumptions impacting timing of payments	(1)	38
Impacts of Tax Receivable Agreement	5	79
Repurchase/tender of TRA Rights	(161)	—
TRA obligation at the end of the period	15	601
Less amounts due currently	—	(10)
Noncurrent TRA obligation at the end of the period	$15	$591

13.    ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations (ARO) primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. AROs are based on legal obligations associated with enacted law, regulatory, or contractual retirement requirements for which decommissioning timing and cost estimates are reasonably estimable. See Note 14 for a discussion of proposed and final regulations which could result in additional AROs if enacted as proposed and/or if decommissioning timing and cost estimates are revised based on potential applicability of the rules.

The following table summarizes the changes to our current and noncurrent ARO liabilities:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total
	(in millions)
Liability at beginning of period	$1,742	$796	$2,538	$1,688	$749	$2,437
Additions:
Accretion (a)	59	21	80	27	17	44
Adjustment for change in estimates	—	6	6	—	13	13
Adjustment for obligations assumed through acquisition	1,368	—	1,368	—	—	—
Reductions:
Payments	—	(39)	(39)	—	(41)	(41)
Liability at end of period	3,169	784	3,953	1,715	738	2,453
Less amounts due currently	—	(106)	(106)	—	(119)	(119)
Noncurrent liability at end of period	$3,169	$678	$3,847	$1,715	$619	$2,334
____________
(a)For the six months ended June 30, 2024, nuclear plant decommissioning accretion includes $31 million of accretion expense recognized in operating costs in the condensed statements of operations and $28 million reflected as a change in regulatory liability in the condensed consolidated balance sheets. For the six months ended June 30, 2023, nuclear plant decommissioning accretion reflected as a change in regulatory liability in the condensed consolidated balance sheets.

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

As of June 30, 2024, the carrying value of our ARO related to our Comanche Peak plant decommissioning estimate totaled $1.769 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.133 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $364 million that has been recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

The carrying value of our ARO for our PJM nuclear facilities was recorded at fair value on the Merger Date. ARO accretion expense attributable to the PJM nuclear facilities is reflected in operating costs in the condensed consolidated statements of operations. ARO estimates for the PJM nuclear facilities will be evaluated on an individual unit basis at least every five years unless triggering events warrant a more frequent review. Any changes in ARO estimates are recorded as an increase or decrease in ARO liability along with a corresponding change to asset retirement cost asset within property, plant and equipment in the condensed consolidated balance sheets; however, if the ARO estimate decreases by more than the remaining ARO asset, the balance of the change is recorded as a reduction to operating costs in the condensed consolidated statement of operations.

14.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Letters of Credit

As of June 30, 2024, we had outstanding letters of credit totaling $3.668 billion as follows:

•$3.283 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$224 million to support battery and solar development projects;
•$26 million to support executory contracts and insurance agreements;
•$95 million to support our REP financial requirements with the PUCT, and
•$40 million for other credit support requirements.

Surety Bonds

As of June 30, 2024, we had outstanding surety bonds totaling $1.464 billion to support performance under various contracts and legal obligations in the normal course of business.

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

Winter Storm Uri Legal Proceedings

Repricing Challenges — In March 2021, we filed an appeal in the Third Court of Appeals in Austin, Texas (Third Court of Appeals), challenging the PUCT's February 15 and February 16, 2021 orders governing ERCOT's determination of wholesale power prices during load-shedding events. Other parties also supported our challenge to the PUCT's orders. In March 2023, the Third Court of Appeals issued a unanimous decision and agreed with our arguments that the PUCT's pricing orders constituted de facto competition rules and exceeded the PUCT's statutory authority. The Third Court of Appeals vacated the pricing orders and remanded the matter to the PUCT for further proceedings. In March 2023, the PUCT appealed the Third Court of Appeals' ruling to the Texas Supreme Court. In September 2023, the Texas Supreme Court granted the PUC and its intervenors petitions for review of the Third Court of Appeals' decision and the Court heard oral argument in January 2024. In June 2024, the Texas Supreme Court issued a decision reversing the Third Court of Appeals and finding that the pricing orders were lawful.

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

Greenhouse Gas Emissions (GHG)

In May 2023, the EPA released a proposal regulating power plant GHG emissions, while also proposing to repeal the Affordable Clean Energy (ACE) rule that had been finalized by the EPA in July 2019. In May 2024, the EPA published a final GHG rule that repealed the ACE rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Starting in 2030, the rule would begin to require more CO2 emissions control at certain existing fossil fuel-fired steam generating units, with more stringent standards beginning in 2032 for coal-fired units that plan to operate for a longer period of time. For new natural gas combustion turbines that operate more frequently, the rule would phase in increasingly stringent CO2 requirements over time. Under the rule, states would be required to submit plans to the EPA within 24 months of the rule's publication in the Federal Register that provide for the establishment, implementation, and enforcement of standards of performance for existing sources. These state plans must generally establish standards that are at least as stringent as the EPA's emission guidelines. Under the rule, existing coal-fired steam generation units that will operate on or after January 1, 2039 must start complying with their standards of performance (based on application of CCS with 90 percent capture) by January 1, 2032. Units that are permanently retiring before January 1, 2039, but after December 31, 2031, must start complying with their standards of performance (based on co-firing with 40 percent natural gas on a heat input basis) beginning on January 1, 2030. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. The rule also regulates any new gas units. For new combustion turbine units, the rule establishes three different categories depending on how intensively those units are operated, with immediate compliance obligations for all three categories but more stringent standards beginning in 2032 only for the category of units operating the most intensively. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups and companies were filed in the D.C. Circuit Court along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. In July 2024, the D.C. Circuit Court denied the motions to stay and a number of parties subsequently filed an emergency request with the U.S. Supreme Court to stay the rule.

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

In April 2022, prior to the EPA's disapproval of Texas' SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. In March 2023, the EPA administrator signed its final FIP. The FIP applied to 22 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. Texas would be moved into the revised (and more restrictive) Group 3 trading program previously established in the Revised CSAPR Update Rule that includes emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Allowances will be limited under the program and will be further reduced beginning in ozone season 2026 to a level that is intended to reduce operating time of coal-fueled power plants during ozone season or force coal plants to retire, particularly those that do not have selective catalytic reduction systems such as our Martin Lake power plant.

In May 2023, the Fifth Circuit Court granted our motion to stay the EPA's disapproval of Texas' SIP pending a decision on the merits and denied the EPA's motion to transfer our challenge to the D.C. Circuit Court. As a result of the stay, we do not believe the EPA has authority to implement the FIP as to Texas sources pending the resolution of the merits, meaning that Texas will remain in Group 2 and not be subject to any requirements under the FIP at least until the Fifth Circuit Court rules on the merits. Oral argument was heard in December 2023 before the Fifth Circuit Court. In June 2023, the EPA published the final FIP in the Federal Register, which included requirements as to Texas despite the stay of the SIP disapproval by the Fifth Circuit Court. In June 2023, the State of Texas, Luminant and various other parties also filed challenges to the FIP in the Fifth Circuit Court, filed a motion to stay the FIP and confirm venue for this dispute in the Fifth Circuit Court. After the motion to stay and to confirm venue was filed, the EPA signed an interim final rule on June 29, 2023 that confirms the FIP as to Texas is stayed. In July 2023, the Fifth Circuit Court ruled that the FIP challenge would be held in abeyance pending the resolution of the litigation on the SIP disapproval and denied the motion to stay as not needed given the EPA's administrative stay. In a related action brought by other states and parties challenging the FIP, in June 2024, the U.S. Supreme Court granted a stay of the FIP pending a review of the merits by the D.C. Circuit Court and any further appeal to the U.S. Supreme Court. As a result, the FIP is now stayed for all covered states until the courts resolve the legality of the FIP.

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

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In May 2024, the EPA published the final ELG rule revisions, which contains new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facility that permanently cease coal combustion by 2028. We are reviewing the rule for impact but believe it will require additional treatment costs for legacy wastewaters during pond closure activities and combustion residual leachate. At this time, we don't expect the impact of these additional treatment costs to be material. A number of parties have since challenged the rule and that case is pending in the U.S. Court of Appeals for the Eighth Circuit. We are not a party to that litigation.

Coal Combustion Residuals (CCR) Rule Revisions and Extension Applications

In August 2018, the D.C. Circuit Court issued a decision that vacates and remands certain provisions of the 2015 CCR rule, including an applicability exemption for legacy impoundments. In August 2020, the EPA issued a final rule establishing a deadline of April 11, 2021 to cease receipt of waste and initiate closure at unlined CCR impoundments. The 2020 final rule allows a generation plant to seek the EPA's approval to extend this deadline if no alternative disposal capacity is available and either a conversion to comply with the CCR rule is underway or retirement will occur by either 2023 or 2028 (depending on the size of the impoundment at issue).

Prior to the November 2020 deadline to seek extensions, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications.

In addition, in January 2022, the EPA also made a series of public statements, including in a press release, that purported to impose new, more onerous closure requirements for CCR units. In April 2022, we, along with the Utility Solid Waste Activities Group (USWAG), a trade association of over 130 utility operating companies, energy companies, and certain other industry associations, filed petitions for review with the D.C. Circuit Court and asked the court to determine that the EPA cannot implement or enforce the new purported requirements because the EPA has not followed the required procedures. The State of Texas and the TCEQ intervened in support of the petitions filed by the Vistra subsidiaries and USWAG, and various environmental groups have intervened on behalf of the EPA. In June 2024, the D.C. Circuit Court dismissed the petitions filed challenging the EPA's January 2022 statements because it found the statements did not amend the existing CCR regulations, and thus the D.C. Circuit Court did not have jurisdiction to review them.

Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. In August 2024, we, along with USWAG, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court.

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

At our retired Vermilion facility, which was not potentially subject to the EPA's 2015 CCR rule until the aforementioned D.C. Circuit Court decision in August 2018, we submitted proposed corrective action plans involving closure of two CCR surface impoundments (i.e., the old east and the north impoundments) to the IEPA in 2012, and we submitted revised plans in 2014. In May 2017, in response to a request from the IEPA for additional information regarding the closure of these Vermilion surface impoundments, we agreed to perform additional groundwater sampling and closure options and riverbank stabilizing options. In June 2018, the IEPA issued a violation notice for alleged seep discharges claimed to be coming from the surface impoundments at our retired Vermilion facility, which is owned by our subsidiary DMG, and that notice was referred to the Illinois Attorney General. In June 2021, the Illinois Attorney General and the Vermilion County State Attorney filed a complaint in Illinois state court with an agreed interim consent order which the court subsequently entered. Given the violation notices and the enforcement action, the unique characteristics of the site, and the proximity of the site to the only national scenic river in Illinois, we agreed to enter into the interim consent order to resolve this matter. Per the terms of the agreed interim consent order, DMG is required to evaluate the closure alternatives under the requirements of the Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in the condensed consolidated balance sheets (see Note 17).

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

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. In June 2023, the Company filed its initial brief and response to the remand report, and in August 2023 the Company filed a reply to the initial briefs from other parties. In June 2024, the FERC issued an order ordering an evidentiary hearing (or a trial before a FERC administrative law judge) to determine what the FERC cited as "disputed issues of material fact" that it believes cannot be resolved on the existing record. We will continue to vigorously defend our position.

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

Under the SFP, in the event of any single nuclear liability loss in excess of $500 million at any nuclear generation facility in the U.S., each operating licensed reactor in the U.S. is subject to an assessment of up to $165.9 million. This approximately $165.9 million maximum assessment is subject to increases for inflation every five years, with the next expected adjustment scheduled to occur by November 2028. Assessments are currently limited to $24.7 million per operating licensed reactor per year per incident. As of June 30, 2024, our maximum potential assessment under the industry retrospective plan would be approximately $995.4 million per incident but no more than $148.2 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $500 million per accident at any nuclear facility.

The United States Nuclear Regulatory Commission (NRC) requires that nuclear generation plant license holders maintain at least $1.06 billion of nuclear accident decontamination and reactor damage stabilization insurance, and requires that the proceeds thereof be used to place a plant in a safe and stable condition, to decontaminate a plant pursuant to a plan submitted to, and approved by, the NRC prior to using the proceeds for plant repair or restoration, or to provide for premature decommissioning. We maintain nuclear accident decontamination and reactor damage stabilization insurance for our Comanche Peak facility in the amount of $2.25 billion and non-nuclear accident related property damage in the amount of $1.0 billion (subject to a $5 million deductible per accident except for natural hazards which are subject to a $9.5 million deductible per accident), and losses excluded or above such limits are self-insured. We maintain nuclear accident decontamination and reactor damage stabilization insurance and non-nuclear accident related property damage for our Beaver Valley, Davis-Besse and Perry facilities in the amount of $1.5 billion each (subject to a $20 million deductible per accident), and losses excluded or above such limits are self-insured.

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

15.    EQUITY

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

In the three months ended June 30, 2024, 3,946,797 shares of our common stock were repurchased for approximately $328 million at an average price of $83.31 per share of common stock. In the six months ended June 30, 2024, 10,085,570 shares of our common stock were repurchased for approximately $612 million at an average price of $60.73 per share of common stock. Shares repurchased include 80,750 of unsettled shares for $7 million as of June 30, 2024. As of June 30, 2024, approximately $1.638 billion was available for additional repurchases under the Share Repurchase Program.

In the three months ended June 30, 2023, 10,144,891 shares of our common stock were repurchased for approximately $247 million at an average price of $24.39 per share of common stock. In the six months ended June 30, 2023, 23,453,356 shares of our common stock were repurchased for approximately $555 million at an average price of $23.66 per share of common stock.

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

Dividends

Common Stock Dividends

In February 2024 and May 2024, the Board declared quarterly dividends of $0.2150 and $0.2175 per share, respectively, that were paid in March 2024 and June 2024, respectively. In February 2023 and May 2023, the Board declared quarterly dividends of $0.1975 and $0.2040 per share, respectively, that were paid in March 2023 and June 2023, respectively.

Preferred Stock Dividends

In February 2024, the Board declared a semi-annual dividend of $40.00 per share on Series A Preferred Stock that was paid in April 2024. In May 2024, the Board declared a semi-annual dividend of $35.00 per share on Series B Preferred Stock that was paid in June 2024. In May 2024, the Board declared a semi-annual dividend of $48.32 per share on Series C Preferred Stock that was paid in July 2024.

In February 2023, the Board declared a semi-annual dividend of $40.00 per share on Series A Preferred Stock that was paid in April 2023. In May 2023, the Board declared a semi-annual dividend of $35.00 per share on Series B Preferred Stock that was paid in June 2023.

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

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2024, Vistra Operations can distribute approximately $6.7 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $500 million and $425 million for the three months ended June 30, 2024 and 2023, respectively, and $990 million and $775 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of June 30, 2024, certain of the restricted net assets of Vistra Operations may be distributed to Parent.

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

16.    SEGMENT INFORMATION

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

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Dynegy Energy Services, Homefield Energy, Energy Harbor and U.S. Gas & Electric across 16 states and the District of Columbia.

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

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (b)	Eliminations	Consolidated
	(in millions)
Operating revenues:
June 30, 2024	$3,168	$173	$1,193	$202	$387	$—	$1	$(1,279)	$3,845
June 30, 2023	2,427	191	846	224	314	—	—	(813)	3,189
Depreciation and amortization:
June 30, 2024	$(31)	$(133)	$(216)	$(21)	$(18)	$—	$(18)	$—	$(437)
June 30, 2023	(22)	(129)	(167)	(19)	(15)	—	(17)	—	(369)
Operating income (loss):
June 30, 2024	$913	$(607)	$368	$113	$125	$(27)	$(77)	$—	$808
June 30, 2023	822	(648)	275	152	64	(26)	(48)	—	591
Net income (loss) (a):
June 30, 2024	$897	$(591)	$410	$113	$126	$(25)	$(463)	$—	$467
June 30, 2023	812	(626)	275	164	62	67	(278)	—	476
Six Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (a)	Eliminations	Consolidated
	(in millions)
Operating revenues:
June 30, 2024	$5,662	$612	$1,830	$487	$626	$—	$1	$(2,319)	$6,899
June 30, 2023	4,777	1,544	2,655	455	1,142	—	—	(2,959)	7,614
Depreciation and amortization:
June 30, 2024	$(54)	$(265)	$(408)	$(42)	$(38)	$—	$(33)	$—	$(840)
June 30, 2023	(51)	(259)	(328)	(34)	(29)	—	(34)	—	(735)
Operating income (loss):
June 30, 2024	$1,481	$(950)	$145	$276	$133	$(49)	$(142)	$—	$894
June 30, 2023	234	(79)	1,019	199	489	(55)	(85)	—	1,722
Net income (loss):
June 30, 2024	$1,458	$(922)	$225	$277	$133	$(46)	$(640)	$—	$485
June 30, 2023	217	(42)	1,020	216	486	40	(763)	—	1,174
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
June 30, 2024	$—	$420	$119	$7	$15	$—	$26	$—	$587
June 30, 2023	1	246	49	6	42	—	30	—	374
_____________
(a)Income tax (expense) benefit is generally not reflected in net income (loss) of the segments but is reflected almost entirely in Corporate and Other net income (loss).

17.    SUPPLEMENTARY FINANCIAL INFORMATION

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

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Interest expense	$250	$157	$458	$313
Unrealized mark-to-market net (gains) losses on interest rate swaps	(11)	(63)	(58)	(22)
Amortization of debt issuance costs, discounts and premiums	9	6	16	12
Facility Fee expense	4	—	8	—
Debt extinguishment gain	—	—	(6)	—
Capitalized interest	(20)	(11)	(32)	(21)
Other	9	11	25	25
Total interest expense and related charges	$241	$100	$411	$307

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 5.56% and 4.72% as of June 30, 2024 and 2023.

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Other income:
NDT net income (a)	$40	$—	$75	$—
Insurance settlements (b)	—	8	1	9
Gain on sale of land (c)	—	93	1	94
Gain on TRA repurchases (d)	—	—	10	—
Interest income	18	12	41	26
All other	4	11	25	15
Total other income	$62	$124	$153	$144
Other deductions:
All other	3	2	$7	$5
Total other deductions	$3	$2	$7	$5
____________
(a)Includes interest, dividends, and net realized and unrealized gains and losses associated with the NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)Reported in the West segment.
(c)For the three and six months ended June 30, 2023, $93 million reported in the Asset Closure segment.
(d)Reported in Corporate and Other.

Restricted Cash

	June 30, 2024		December 31, 2023
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
	(in millions)
Amounts related to remediation escrow accounts	$23	$14	$40	$14
Total restricted cash	$23	$14	$40	$14

Trade Accounts Receivable

	June 30, 2024	December 31, 2023
	(in millions)
Wholesale and retail trade accounts receivable	$2,153	$1,735
Allowance for uncollectible accounts	(59)	(61)
Trade accounts receivable — net	$2,094	$1,674

Trade accounts receivable from contracts with customers — net	$1,691	$1,239
Other trade accounts receivable — net	403	435
Trade accounts receivable — net	$2,094	$1,674

Gross trade accounts receivable as of June 30, 2024 and December 31, 2023 include unbilled retail revenues of $950 million and $614 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2024	2023
	(in millions)
Allowance for uncollectible accounts receivable at beginning of period	$61	$65
Increase for bad debt expense	72	69
Decrease for account write-offs	(74)	(81)
Allowance for uncollectible accounts receivable at end of period	$59	$53

Inventories by Major Category

	June 30, 2024	December 31, 2023
	(in millions)
Materials and supplies	$517	$289
Fuel stock	414	420
Natural gas in storage	33	31
Total inventories	$964	$740

Investments

	June 30, 2024	December 31, 2023
	(in millions)
Nuclear decommissioning trusts (Note 13)	$4,229	$1,951
Assets related to employee benefit plans	23	28
Land investments	42	42
Other investments	16	14
Total investments	$4,310	$2,035

Property, Plant and Equipment

	June 30, 2024	December 31, 2023
	(in millions)
Power generation and structures	$22,592	$17,297
Land	605	572
Office and other equipment	162	159
Total	23,359	18,028
Less accumulated depreciation	(7,340)	(6,657)
Net of accumulated depreciation	16,019	11,371
Finance lease right-of-use assets (net of accumulated depreciation)	164	160
Nuclear fuel (net of accumulated amortization of $265 million and $120 million)	1,194	379
Construction work in progress	831	522
Property, plant and equipment — net	$18,208	$12,432

Depreciation expenses totaled $391 million and $332 million for the three months ended June 30, 2024 and 2023, respectively, and $758 million and $655 million for six months ended June 30, 2024 and 2023, respectively.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Retirement and other employee benefits	$242	$247
Winter Storm Uri impact (a)	1	26
Identifiable intangible liabilities (Note 7)	168	131
Regulatory liability (b)	364	209
Finance lease liabilities	228	227
Liability for third-party remediation	16	17
Accrued severance costs	35	36
Other accrued expenses	58	58
Total other noncurrent liabilities and deferred credits	$1,112	$951
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of June 30, 2024 and December 31, 2023, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $364 million and $209 million, respectively, in other noncurrent liabilities and deferred credits.

Fair Value of Debt

		June 30, 2024		December 31, 2023
Long-term debt (see Note 9):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,446	$2,491	$2,456	$2,500
Vistra Zero Term Loan B Facility	Level 2	687	701	—	—
Vistra Operations Senior Notes	Level 2	12,275	12,237	11,881	11,752
Energy Harbor Revenue Bonds	Level 2	413	434	—	—
Equipment Financing Agreements	Level 3	65	63	65	62

We determine fair value in accordance with accounting standards as discussed in Note 11. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the amounts reported in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$1,624	$3,485
Restricted cash included in current assets	23	40
Restricted cash included in noncurrent assets	14	14
Total cash, cash equivalents and restricted cash	$1,661	$3,539

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2024 and 2023. See Note 2 for other non cash investing and financing activity.

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash payments related to:
Interest paid	$467	$322
Capitalized interest	(32)	(21)
Interest paid (net of capitalized interest)	$435	$301

For the six months ended June 30, 2024 and 2023, we paid federal income tax of $2 million and zero, respectively, paid state income taxes of $40 million and $19 million respectively, and received state tax refunds of $3 million and $9 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the notes included in Part I, Item 1 Financial Statements.

Significant Activities and Events and Items Influencing Future Performance

Comanche Peak Nuclear Plant License Renewal

In July 2024, our application for license renewal at our two-unit Comanche Peak Nuclear Plant was approved by the NRC. The licenses for Units 1 and 2 now extend into 2050 and 2053, respectively, an additional 20 years beyond our original licenses.

Planned Gas-Fueled Dispatchable Power in ERCOT

In May 2024, we announced our intention to add up to 2,000 MW of dispatchable, natural gas-fueled electricity capacity in west, central and north Texas consisting of the following projects:

•Building up to 860 MW of advanced simple-cycle peaking plants to be located in west Texas to support the increasing power needs of the region, including the state's oil and gas industry.
•Repowering the coal-fueled Coleto Creek Power Plant near Goliad, Texas, set to retire in 2027 to comply with EPA rules, as a natural-gas fueled plant with up to 600 MW of capacity.
•Completing upgrades at existing natural gas-fueled plants that will add more than 500 MW of summer capacity and 100 MW of winter capacity.

The announcement is based on market reforms that policymakers passed in the 2023 Texas legislative session and that ERCOT and the PUCT are currently implementing. These market reforms are focused on grid reliability and proper market signals, and if successfully implemented have the potential to offer the regulatory framework needed to provide Vistra the confidence to make the long-term investments in these capacity projects. In addition, in July 2024, we filed applications with the PUCT under the Texas Energy Fund loan program seeking financing for the 860 MW of new advanced simple-cycle peaking plants referenced above. Vistra's decision to move forward with these projects is contingent upon supportive market reforms, approval of our Texas Energy Fund loan application, and other factors, including state and federal environmental regulations and long-term wholesale trends that continue to support gas generation.

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

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC provides a federal tax credit of up to $15/MWh, subject to phase out as power prices increase above $25/MWh, to existing nuclear facilities from 2024 through 2032. Treasury regulations are expected to further define the scope of the legislation in many important respects in the coming months, including critical guidance interpreting the nuclear PTC. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. We do not expect Vistra to be subject to the CAMT in the 2024 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes.

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

As of June 30, 2024, we have repurchased an aggregate 98% of the initial issuance of TRA Rights upon Emergence, of which 8,033,789 TRA Rights remain outstanding. See Note 12 to the Financial Statements for details of the TRA and Note 15 to the Financial Statements for details of the Series C Preferred Stock.

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

We continue to closely monitor developments in the Russia and Ukraine conflict, specifically with regards to, (i) sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, and (ii) actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. The Prohibiting Russian Uranium Imports Act (PRUI Act) was approved by Congress and signed into law by President Biden and will take effect on August 11, 2024. The PRUI Act prohibits importation of Russian uranium, however, the Department of Energy can issue waivers (subject to decreasing annual caps) until December 31, 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, passage of the PRUI Act enabled the allocation of $2.72 billion in federal funding to ramp up production of domestic uranium fuel. Our 2024 refueling plans have not been affected by the Russia and Ukraine conflict, nor have we seen any disruption to the delivery of nuclear fuel. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel years in advance, and therefore, we have enough nuclear fuel contracted to support all our refueling needs through 2027. We continue to take affirmative action by building strategic inventory and deploying mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facilities through potential Russian supply disruption.

Capacity Markets — PJM Auction Results

In July 2024, Vistra reported its results from PJM's Reliability Pricing Model (RPM) auction results for planning year 2025-2026, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

	Clearing Price per MW-day	East Segment MW Cleared	Sunset Segment MW Cleared	Total MW Cleared
RTO zone	$269.92	3,774	—	3,774
ComEd zone	$269.92	1,189	967	2,156
DEOK zone	$269.92	111	835	946
EMAAC zone	$269.92	656	—	656
MAAC zone	$269.92	471	—	471
ATSI zone	$269.92	2,044	—	2,044
DOM zone	$444.26	208	—	208
Total		8,453	1,802	10,255

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact in the condensed consolidated financial statements may be material. Except as discussed below, the Company's critical accounting policies are disclosed in our 2023 Form 10-K.

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

RESULTS OF OPERATIONS

Net income decreased $9 million to Net income of $467 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Net income decreased $689 million to Net income of $485 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For additional information see the following discussion of our results of operations.

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

These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are, by definition, an incomplete understanding of Vistra and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. We strongly encourage investors to review the condensed consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

When EBITDA or Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is Net income (loss).

Vistra Consolidated Financial Results — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,168	$173	$1,193	$202	$387	$—	$(1,278)	$3,845
Fuel, purchased power costs and delivery fees	(1,960)	(360)	(348)	(41)	(167)	—	1,279	(1,597)
Operating costs	(40)	(247)	(238)	(22)	(66)	(15)	—	(628)
Depreciation and amortization	(31)	(133)	(216)	(21)	(18)	—	(18)	(437)
Selling, general and administrative expenses	(224)	(40)	(23)	(5)	(11)	(12)	(60)	(375)
Operating income (loss)	913	(607)	368	113	125	(27)	(77)	808
Other income	—	5	42	—	—	3	12	62
Other deductions	—	(1)	—	—	—	—	(2)	(3)
Interest expense and related charges	(16)	12	—	—	1	(1)	(237)	(241)
Income (loss) before income taxes	897	(591)	410	113	126	(25)	(304)	626
Income tax expense	—	—	—	—	—	—	(159)	(159)
Net income (loss)	$897	$(591)	$410	$113	$126	$(25)	$(463)	$467
Income tax expense	—	—	—	—	—	—	159	159
Interest expense and related charges (a)	16	(12)	—	—	(1)	1	237	241
Depreciation and amortization (b)	31	159	287	21	18	—	18	534
EBITDA before Adjustments	944	(444)	697	134	143	(24)	(49)	1,401
Unrealized net (gain) loss resulting from hedging transactions	(162)	669	(359)	(77)	(114)	(2)	—	(45)
Fresh start/purchase accounting impacts	—	—	(4)	—	1	—	—	(3)
Non-cash compensation expenses	—	—	—	—	—	—	32	32
Transition and merger expenses	1	—	—	—	—	—	24	25
Decommissioning-related activities (c)	—	5	(17)	—	2	—	—	(10)
ERP system implementation expenses	4	3	2	—	1	1	—	11
Other, net	2	3	3	3	(4)	(1)	(29)	(23)
Adjusted EBITDA	$789	$236	$322	$60	$29	$(26)	$(22)	$1,388
____________
(a)Includes $11 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $26 million and $71 million, respectively, in Texas and East segments.
(c)Represents net of all NDT income (loss) of the PJM nuclear facilities, ARO accretion expense for operating assets and ARO remeasurement impacts for operating assets.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$2,427	$191	$846	$224	$314	$—	$(813)	$3,189
Fuel, purchased power costs and delivery fees	(1,352)	(444)	(299)	(32)	(161)	—	813	(1,475)
Operating costs	(28)	(235)	(87)	(14)	(63)	(18)	—	(445)
Depreciation and amortization	(22)	(129)	(167)	(19)	(15)	—	(17)	(369)
Selling, general and administrative expenses	(203)	(31)	(18)	(7)	(11)	(8)	(31)	(309)
Operating income (loss)	822	(648)	275	152	64	(26)	(48)	591
Other income	—	16	1	8	—	95	4	124
Other deductions	—	—	—	—	(1)	—	(1)	(2)
Interest expense and related charges	(10)	6	—	4	(1)	(2)	(97)	(100)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(14)	(14)
Income (loss) before income taxes	812	(626)	276	164	62	67	(156)	599
Income tax expense	—	—	(1)	—	—	—	(122)	$(123)
Net income (loss)	$812	$(626)	$275	$164	$62	$67	$(278)	$476
Income tax expense	—	—	1	—	—	—	122	123
Interest expense and related charges (a)	10	(6)	—	(4)	1	2	97	100
Depreciation and amortization (b)	22	148	167	19	15	—	17	388
EBITDA before Adjustments	844	(484)	443	179	78	69	(42)	1,087
Unrealized net (gain) loss resulting from hedging transactions	(347)	693	(226)	(117)	(49)	(8)	—	(54)
Generation plant retirement expenses	—	—	—	—	3	(2)	—	1
Fresh start/purchase accounting impacts	1	—	1	—	1	—	—	3
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	14	14
Non-cash compensation expenses	—	—	—	—	—	—	21	21
Transition and merger expenses	—	—	—	—	—	—	15	15
PJM capacity performance default (c)	—	—	(9)	—	(3)	—	—	(12)
Winter Storm Uri impacts (d)	(5)	—	—	—	—	—	—	(5)
Other, net	5	(2)	2	1	10	—	(19)	(3)
Adjusted EBITDA	$498	$207	$211	$63	$40	$59	$(11)	$1,067
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

GAAP operating income increased $217 million to operating income of $808 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The primary driver for the increase is the income generated in the East and Retail segments from operations acquired in the Energy Harbor acquisition and strong retail margins and customer count performance in ERCOT.

The following table presents operational performance of our retail and generation segments:

	Three Months Ended June 30,
	Retail		Texas		East		West		Sunset
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	18,967	17,086
Sales volumes in Northeast/Midwest	15,980	6,200
Total retail electricity sales volumes	34,947	23,286
Production volumes (GWh):
Natural gas facilities			11,201	10,949	12,370	13,909	697	733
Lignite and coal facilities			4,784	6,189					4,663	2,801
Nuclear facilities			5,035	4,034	7,432
Solar facilities			216	237
Capacity factors:
CCGT facilities			59.3%	58.8%	50.1%	57.1%	31.3%	32.8%
Lignite and coal facilities			56.9%	73.6%					46.6%	28.0%
Nuclear facilities			96.0%	77.0%	84.1%
Weather - percent of normal (a):
Cooling degree days	118%	102%	118%	99%	133%	66%	72%	30%	101%	108%
Heating degree days	44%	67%	25%	90%	81%	89%	148%	188%	62%	82%
____________
(a)Reflects heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$28.64	$36.53	PJM West Hub	$37.67	$35.40
			AEP Dayton Hub	$34.93	$34.88
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.04	$2.12	NYISO Zone C	$32.05	$24.02
			Massachusetts Hub	$34.17	$32.58
Average natural gas price (a):			Indiana Hub	$37.00	$40.02
TetcoM3 ($/MMBtu)	$1.53	$1.50	Northern Illinois Hub	$29.02	$30.04
Algonquin Citygates ($/MMBtu)	$1.68	$2.02	CAISO NP15	$21.02	$33.57
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents additional changes to Net income (loss) and Adjusted EBITDA for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	Three Months Ended June 30, 2024 Compared to 2023
	Retail (a)	Texas	East (a)	West	Sunset
	(in millions)
Favorable change in realized revenue net of fuel driven by addition of Energy Harbor in East and effectiveness of hedging strategies across generation segments	$—	$49	$239	$9	$(6)
Higher margins driven by increase in customers, favorable power supply costs, and Energy Harbor Merger	275	—	—	—	—
Favorable impacts of weather in 2024	31
Increase in operating costs due primarily to addition of Energy Harbor in East	—	(6)	(127)	(7)	(4)
Change in SG&A and other	(15)	(14)	(1)	(5)	(1)
Change in Adjusted EBITDA	$291	$29	$111	$(3)	$(11)
Unfavorable change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	(9)	(11)	(120)	(2)	(3)
Change in unrealized net gains (losses) on hedging activities (b)	(185)	24	133	(40)	65
Generation plant retirement expenses		—	—	—	3
Decommissioning related activities	—	(5)	17	—	(2)
PJM capacity performance default impacts	—	—	(9)	—	(3)
Other (including interest expenses)	(12)	(2)	3	(6)	15
Change in Net income (loss)	$85	$35	$135	$(51)	$64
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

For the three months ended June 30, 2024, other income totaled $62 million driven by NDT net gains of $40 million and interest income of $18 million. For the three months ended June 30, 2023, other income totaled $124 million driven by a gain of $89 million from the sale of property in Freestone County, Texas, interest income of $12 million and insurance settlements of $8 million.

Consolidated interest expense and related charges increased $141 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to (i) an increase in interest paid/accrued of $93 million driven by higher average borrowings and rates in 2024 and (ii) lower unrealized mark-to-market gains on interest rate swaps of $11 million in 2024 compared to $63 million in 2023 due to less interest rate volatility in the second quarter of 2024 as compared to the second quarter of 2023. See Note 17 to the Financial Statements.

Vistra Consolidated Financial Results — Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$5,662	$612	$1,830	$487	$626	$—	$(2,318)	$6,899
Fuel, purchased power costs and delivery fees	(3,607)	(728)	(874)	(121)	(301)	(1)	2,319	(3,313)
Operating costs	(71)	(495)	(362)	(38)	(132)	(27)	(1)	(1,126)
Depreciation and amortization	(54)	(265)	(408)	(42)	(38)	—	(33)	(840)
Selling, general and administrative expenses	(449)	(74)	(41)	(10)	(22)	(21)	(109)	(726)
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	1,481	(950)	145	276	133	(49)	(142)	894
Other income	—	8	81	1	—	6	57	153
Other deductions	(1)	(2)	—	—	(1)	(1)	(2)	(7)
Interest expense and related charges	(22)	22	(1)	—	1	(2)	(409)	(411)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	1,458	(922)	225	277	133	(46)	(501)	624
Income tax expense	—	—	—	—	—	—	(139)	(139)
Net income (loss)	$1,458	$(922)	$225	$277	$133	$(46)	$(640)	$485
Income tax expense	—	—	—	—	—	—	139	139
Interest expense and related charges (a)	22	(22)	1	—	(1)	2	409	411
Depreciation and amortization (b)	54	317	502	42	38	—	33	986
EBITDA before Adjustments	1,534	(627)	728	319	170	(44)	(59)	2,021
Unrealized net (gain) loss resulting from commodity hedging transactions	(786)	1,253	(165)	(207)	41	(6)	—	130
Fresh start/purchase accounting impacts	(1)	—	(6)	—	2	—	(14)	(19)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	—	53	53
Transition and merger expenses	2	—	6	—	—	—	52	60
Decommissioning-related activities (d)	—	10	(43)	1	4	—	—	(28)
ERP system implementation expenses	6	5	3	1	2	1	—	18
Other, net	6	6	1	4	(6)	—	(63)	(52)
Adjusted EBITDA	$761	$647	$524	$118	$213	$(49)	$(36)	$2,178
____________
(a)Includes $58 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $52 million and $94 million, respectively, in Texas and East segments.
(c)Includes $10 million gain recognized on the repurchase of TRA Rights in the six months ended June 30, 2024 (see Note 12 to the Financial Statements).
(d)Represents net of all NDT income (loss) of the PJM nuclear facilities, ARO accretion expense for operating assets and ARO remeasurement impacts for operating assets.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$4,777	$1,544	$2,655	$455	$1,142	$—	$(2,959)	$7,614
Fuel, purchased power costs and delivery fees	(4,042)	(839)	(1,119)	(180)	(423)	(1)	2,959	(3,645)
Operating costs	(56)	(463)	(152)	(29)	(128)	(38)	—	(866)
Depreciation and amortization	(51)	(259)	(328)	(34)	(29)	—	(34)	(735)
Selling, general and administrative expenses	(394)	(62)	(37)	(13)	(24)	(16)	(51)	(597)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	234	(79)	1,019	199	489	(55)	(85)	1,722
Other income	—	28	2	9	1	98	6	144
Other deductions	—	(1)	—	—	(2)	—	(2)	(5)
Interest expense and related charges	(17)	10	—	8	(2)	(3)	(303)	(307)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(79)	(79)
Income (loss) before income taxes	217	(42)	1,021	216	486	40	(463)	1,475
Income tax expense	—	—	(1)	—	—	—	(300)	(301)
Net income (loss)	$217	$(42)	$1,020	$216	$486	$40	$(763)	$1,174
Income tax expense	—	—	1	—	—	—	300	301
Interest expense and related charges (a)	17	(10)	—	(8)	2	3	303	307
Depreciation and amortization (b)	51	301	328	34	29	—	34	777
EBITDA before Adjustments	285	249	1,349	242	517	43	(126)	2,559
Unrealized net (gain) loss resulting from commodity hedging transactions	212	346	(1,149)	(135)	(388)	(25)	—	(1,139)
Generation plant retirement expenses	—	—	—	—	3	(2)	—	1
Fresh start/purchase accounting impacts	1	(1)	3	—	1	—	—	4
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	79	79
Non-cash compensation expenses	—	—	—	—	—	—	43	43
Transition and merger expenses	(2)	1	—	—	1	—	17	17
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	6	—	2	—	—	8
Winter Storm Uri impacts (d)	(39)	1	—	—	—	—	—	(38)
Other, net	12	(6)	3	2	18	2	(34)	(3)
Adjusted EBITDA	$469	$590	$212	$109	$203	$18	$(21)	$1,580
____________
(a)Includes $22 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $42 million in Texas segment.
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

GAAP operating income decreased $828 million to operating income of $894 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The primary driver for the decrease is a $1.269 billion change in unrealized mark-to-market activity as results for the six months ended June 30, 2024 were unfavorably impacted by $130 million in pre-tax unrealized mark-to-market losses on derivative positions due to power market curves moving up in the six months ended June 30, 2024 compared to $1.139 billion in pre-tax unrealized mark-to-market gains on commodity derivative positions due to power and natural gas forward market curves moving down in the six months ended June 30, 2023. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.

In addition to the mark-to-market impacts discussed above, operating results for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 were impacted by additional factors including:

Favorable impacts:

•Addition of Energy Harbor in March 2024 with results reflected in the East and Retail segments.
•Expiration of default service contracts in the East segment which resulted in higher-than-expected migration of customers at rates below prevailing wholesale market prices in the six months ended June 30, 2023.

Unfavorable impacts:

•Decreases in capacity revenues primarily in the Sunset segment.
•Increase in selling, general and administrative expenses in Retail segment and Corp. and Other driven primarily by the addition of Energy Harbor.

The following table presents operational performance of our retail and generation segments:

	Six Months Ended June 30,
	Retail		Texas		East		West		Sunset
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	35,041	32,068
Sales volumes in Northeast/Midwest	26,241	12,030
Total retail electricity sales volumes	61,282	44,098
Production volumes (GWh):
Natural gas facilities			19,352	17,174	27,132	28,494	1,925	2,276
Lignite and coal facilities			9,581	11,160					8,214	6,317
Nuclear facilities			10,043	9,261	9,761
Solar facilities			372	391
Capacity factors:
CCGT facilities			51.6%	47.0%	55.8%	59.6%	43.1%	51.3%
Lignite and coal facilities			57.0%	66.7%					41.1%	31.8%
Nuclear facilities			95.8%	88.8%	82.4%
Weather - percent of normal (a):
Cooling degree days	120%	104%	118%	103%	133%	66%	69%	29%	101%	108%
Heating degree days	86%	82%	89%	82%	86%	85%	121%	154%	84%	86%
____________
(a)Reflects heating degree days for the region based on Weather Services International (WSI) data.

	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$25.15	$29.29	PJM West Hub	$36.85	$35.87
			AEP Dayton Hub	$34.02	$34.27
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.24	$2.40	NYISO Zone C	$35.09	$27.49
			Massachusetts Hub	$41.07	$42.28
Average natural gas price (a):			Indiana Hub	$36.89	$37.77
TetcoM3 ($/MMBtu)	$2.21	$2.21	Northern Illinois Hub	$29.68	$29.81
Algonquin Citygates ($/MMBtu)	$2.97	$3.57	CAISO NP15	$35.93	$66.72
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

For the six months ended June 30, 2024, other income totaled $153 million driven by NDT net gains of $75 million, interest income of $41 million and a gain of $10 million on TRA repurchases. For the six months ended June 30, 2023, other income totaled $144 million driven by a gain of $89 million from the sale of property in Freestone County, Texas, interest income of $26 million and insurance settlements of $9 million.

Consolidated interest expense and related charges increased $104 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in interest paid/accrued of $145 million driven by higher average borrowings and rates in 2024, partially offset by higher unrealized mark-to-market gains on interest rate swaps of $58 million in 2024 compared $22 million in 2023 due to a higher increase in interest rates in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 . See Note 17 to the Financial Statements.

The following table presents additional changes to Net income (loss) and Adjusted EBITDA for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Six Months Ended June 30, 2024 Compared to 2023
	Retail (a)	Texas	East (a)	West	Sunset
	(in millions)
Favorable change in realized revenue net of fuel driven by effectiveness of hedging strategies (b), rolloff of negative margin default service contracts in East and addition of Energy Harbor	$—	$96	$485	$19	$11
Higher margins driven by increase in customers, favorable power supply cost, and Energy Harbor Merger	283
Favorable impact of less Winter Storm Uri bill credits applied	29	—	—	—	—
Favorable impacts of weather in 2024	27
Increase in operating costs due primarily to addition of Energy Harbor in East	—	(22)	(174)	(8)	(3)
Change in SG&A and other	(47)	(17)	1	(2)	2
Change in Adjusted EBITDA	$292	$57	$312	$9	$10
Unfavorable change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	(3)	(16)	(174)	(8)	(9)
Change in unrealized net gains (losses) on hedging activities (b)	998	(907)	(984)	72	(429)
Impairment of long-lived assets	—	—	—	—	49
Generation plant retirement expenses		—	—	—	3
Decommissioning related activities	—	(10)	43	(1)	(4)
PJM capacity performance default impacts	—	—	6	—	2
Winter Storm Uri impact	(39)	1	—	—	—
Other (including interest expenses)	(7)	(5)	2	(11)	25
Change in Net income (loss)	$1,241	$(880)	$(795)	$61	$(353)
___________
(a)    Includes amounts associated with March 1, 2024 through June 30, 2024 operations acquired in the Energy Harbor Merger.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2024	2023		2024	2023
	(in millions)
Fuel, purchased power costs and delivery fees	—	—	—	$(1)	$(1)	$—
Operating costs	$(15)	$(18)	$3	(27)	(38)	11
Selling, general and administrative expenses	(12)	(8)	(4)	(21)	(16)	(5)
Operating loss	(27)	(26)	(1)	(49)	(55)	6
Other income	3	95	(92)	6	98	(92)
Other deductions	—	—	—	(1)	—	(1)
Interest expense and related charges	(1)	(2)	1	(2)	(3)	1
Income (loss) before income taxes	(25)	67	(92)	(46)	40	(86)
Net income (loss)	$(25)	$67	$(92)	$(46)	$40	$(86)
Adjusted EBITDA	$(27)	$59	$(86)	$(50)	$18	$(68)

GAAP and Adjusted EBITDA results for the three and six months ended June 30, 2024 are unfavorable compared to the three and six months ended June 30, 2023 primarily due to other income of $89 million from the gain on sale of property in Freestone County, Texas in the second quarter of 2023.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As forward power prices materially increased in 2022, our generation segments (Texas, East, West and Sunset) aggressively sold forward power for future years. We entered the 2023 and 2024 calendar years with more than 99% of our expected generation volumes hedged. While settled power prices in the first half of 2023 and 2024 are lower than historical averages, the strategic hedging allowed us to lock in margins above what we would have been able to realize if unhedged. Additionally, the margins we were able to lock in with hedges for the three and six months ended June 30, 2024 were higher than the three and six months ended June 30, 2023 which is driving the increase in realized revenue net of fuel in the generation segments along with the addition of Energy Harbor in the East segment. The forward power sales are also the drivers of the changes in unrealized gains/losses on hedging activities. As power prices increase/decrease in comparison to what our generation segments have sold forward, the generation segments recognize unrealized losses/gains. The retail segment procures power from the generation segments to serve future load obligations and thus changes in forward power prices have an inverse effect on unrealized mark to market for the retail segment as compared to the generation segments. This is evident in the first half of 2023 as a decrease in forward power prices drove material unrealized gains in our generation segment, partially offset by unrealized losses in our retail segment. In the first half of 2024, forward power prices increased slightly which resulted in unrealized losses in our generation segments which is partially offset by unrealized gains in our retail segment.

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2024 and 2023. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $130 million in unrealized net losses and $1.139 billion in unrealized net gains for the six months ended June 30, 2024 and 2023, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2024	2023
	(in millions)
Commodity contract net liability as of January 1	$(2,740)	$(3,148)
Settlements/termination of positions (a)	573	799
Changes in fair value of positions in the portfolio (b)	(703)	340
Acquired commodity contracts (c)	(50)	—
Other activity (d)	75	(39)
Commodity contract net liability as of June 30	$(2,845)	$(2,048)
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

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of June 30, 2024, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of June 30, 2024
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years		Total
	(in millions)
Prices actively quoted	$(360)	$(210)	$12	$		$(558)
Prices provided by other external sources	$(730)	$(454)	$1	$		$(1,183)
Prices based on models	$(345)	$(629)	$(88)		$(42)	$(1,104)
Total	$(1,435)	$(1,293)	$(75)		$(42)	$(2,845)

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

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of June 30, 2024 were as follows:

	Balance of
	2024	2025
Nuclear/Renewable/Coal Generation:
Texas	100%	99%
East	62%	47%
Sunset	98%	81%
Natural Gas Generation:
Texas	96%	87%
East	100%	100%
West	100%	91%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $1,508 million and $3.012 billion in the six months ended June 30, 2024 and 2023, respectively. The unfavorable change of $1.504 billion was primarily driven by a smaller decrease in net margin deposits (returns of cash related to commodity contracts which support our hedging strategy) as $433 million was returned in the six months ended June 30, 2024 as compared to $2.014 billion returned in the six months ended June 30, 2023.

Depreciation and amortization — Depreciation and amortization expense, as reported as a reconciling adjustment in the condensed consolidated statements of cash flows, exceeds the amount reported in the condensed consolidated statements of operations by $337 million and $206 million for the six months ended June 30, 2024 and 2023, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, as well as the amortization of intangible net assets and liabilities. These are reported under various line items in the other condensed consolidated statements of operations, including operating revenues, fuel and purchased power costs, and delivery fees (see Note 7 to the Financial Statements).

Investing Cash Flows

Cash used in investing activities totaled $4.197 billion and $967 million in the six months ended June 30, 2024 and 2023, respectively. The increase of $3.23 billion was driven primarily by (a) $3.1 billion used to fund the Energy Harbor Merger and (b) a $151 million increase in net purchases of environmental allowances.

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in millions)
Capital expenditures, including LTSA prepayments	$(408)	$(407)	$(1)
Nuclear fuel purchases	(295)	(117)	(178)
Growth and development expenditures	(260)	(402)	142
Total capital expenditures	(963)	(926)	(37)
Energy Harbor acquisition (net of cash acquired)	(3,065)	—	(3,065)
Net purchases of environmental allowances	(294)	(143)	(151)
Proceeds from sales of property, plant and equipment, including nuclear fuel	129	110	19
Other investing activity	(4)	(8)	4
Cash used in investing activities	$(4,197)	$(967)	$(3,230)

Financing Cash Flows

Cash provided by financing activities totaled $811 million in the six months ended June 30, 2024 compared to cash used in financing activities of $1.872 billion in the six months ended June 30, 2023. The change of $2.683 billion was driven by (a) $2.2 billion of long-term debt obtained in the six months ended June 30, 2024 which consists of $1.0 billion of 6.875% Senior Unsecured Notes, $500 million of 6.000% Senior Secured Notes and $700 million of borrowings under the Vistra Zero Term Loan B Facility and (b) borrowing of $750 million of accounts receivable financing amounts in the six months ended June 30, 2024 to partially fund the Energy Harbor Merger compared to the repayment of $1.075 billion of short-term debt and accounts receivable financing amounts in the six months ended June 30, 2023, partially offset by (a) cash used for long-term debt and TRA tender offers executed in January 2024 and (b) the repayment of senior secured notes at maturity in May 2024.

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in millions)
Share repurchases	$(622)	$(552)	$(70)
Issuances of long-term debt	2,200	—	2,200
Other net long-term borrowings (repayments)	(1,106)	(14)	(1,092)
Net short-term borrowings (repayments)	—	(650)	650
Net borrowings (repayments) under the accounts receivable financing facilities	750	(425)	1,175
Dividends paid to common stockholders	(150)	(153)	3
Dividends paid to preferred stockholders	(75)	(75)	—
Dividends paid to noncontrolling interest in subsidiary	(15)	—	(15)
TRA Repurchase and tender offer — return of capital	(122)	—	(122)
Other financing activity	(49)	(3)	(46)
Cash provided by (used in) financing activities	$811	$(1,872)	$2,683

Debt Activity

We remain committed to a strong balance sheet and have continued to state our objective to reduce our consolidated net leverage. We also intend to maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities.

Increases in interest rates have resulted in, and will likely continue to result in, increased borrowing costs.

See Note 9 to the Financial Statements for details of the Receivables Facility, Repurchase Facility, Vistra Operations Credit Facilities, the Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2024:

	June 30, 2024	December 31, 2023	Change
	(in millions)
Cash and cash equivalents (a)	$1,624	$3,485	$(1,861)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	959	1,213	(254)
Vistra Operations — Commodity-Linked Facility (c)	1,270	1,101	169
Total available liquidity (d)(e)	$3,853	$5,799	$(1,946)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the six months ended June 30, 2024. The decrease includes $3.1 billion that was used to fund the Energy Harbor Merger.
(b)The decrease in availability for the six months ended June 30, 2024 was driven by a $254 million increase in letters of credit outstanding under the facility.

(c)As of both June 30, 2024 and December 31, 2023, the borrowing bases are less than the facility limit of $1.575 billion. As of June 30, 2024, available capacity reflects the borrowing base of $1.270 billion and no cash borrowings. As of December 31, 2023, available capacity reflects the borrowing base of $1.101 billion and no cash borrowings. In July 2024, $647 million in cash was borrowed under the Commodity-Linked Facility.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for detail on our accounts receivable financing.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities or the Alternative LOC Facilities. See Note 9 to the Financial Statements for detail on our letter of credit facilities.

We believe that we will have access to sufficient liquidity to fund our other anticipated cash requirements through at least the next 12 months. Our operational cash flows tend to be seasonal and weighted toward the second half of the year. We plan to extend the October 2024 maturity of our Commodity-Linked Facility.

Including obligations assumed in the Energy Harbor Merger, our obligations under commodity purchase and services agreements, including capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments, are expected to total approximately $3.2 billion in fiscal year 2024, $3.4 billion in 2025-2026, $1.2 billion in 2027-2028 and $500 million thereafter.

Capital Expenditures

Estimated 2024 capital expenditures and nuclear fuel purchases as of August 5, 2024 total approximately $2.039 billion and include:

•$822 million for investments in generation and mining facilities;
•$682 million for solar and energy storage development;
•$302 million for nuclear fuel purchases; and
•$233 million for other growth expenditures.

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

The following table provides information about our repurchases of common stock for the period between January 1, 2024 and August 5, 2024:

	$5.75 billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2024 (a)	6,138,773	$46.21	$284
Three Months Ended June 30, 2024	3,946,797	83.31	328
Six Months Ended June 30, 2024	10,085,570	$60.73	$612	$1,638
July 1, 2024 through August 5, 2024	1,735,733	80.10	139
January 1, 2024 through August 5, 2024	11,821,303	$63.57	$751	$1,499
____________
(a)Shares repurchased include 80,750 of unsettled shares for $7 million as of June 30, 2024.

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

Six Months Ended June 30, 2024			Year Ended December 31, 2023
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2024	March 2024	$0.2150	February 2023	March 2023	$0.1975
May 2024	June 2024	$0.2175	May 2023	June 2023	$0.2040
			July 2023	September 2023	$0.2060
			October 2023	December 2023	$0.2130

In July 2024, the Board declared a quarterly dividend of $0.2195 per share of common stock that will be paid in September 2024.

Preferred Stock Dividends

Semiannual dividends paid per share of each respective preferred stock series in 2024 and 2023 are reflected in the table below. Dividends payable are recorded on the Board declaration date.

Series A Preferred Stock			Series B Preferred Stock
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2023	April 2023	$40.00	May 2023	June 2023	$35.00
August 2023	October 2023	$40.00	November 2023	December 2023	$35.00
February 2024	April 2024	$40.00	May 2024	June 2024	$35.00

In May 2024, the Board declared an initial dividend of $48.32 per share on Series C Preferred Stock that will be paid in July 2024. In July 2024, the Board declared a semi-annual dividend of $40.00 per share on Series A Preferred Stock that will be paid in October 2024.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit, Eligible Assets (see Note 8 to the Financial Statements) and other forms of credit support to satisfy such collateral posting obligations. See Note 9 to the Financial Statements for discussion of the Vistra Operations Credit Facilities, the Commodity-Linked Facility, the Secured LOC Facilities and the Alternative LOC Facilities.

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

As of June 30, 2024, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.362 billion in cash and Eligible Assets have been posted with counterparties as compared to $1.244 billion posted as of December 31, 2023;
•$164 million in cash has been received from counterparties as compared to $45 million received as of December 31, 2023;
•$3.283 billion in letters of credit have been posted with counterparties as compared to $2.408 billion posted as of December 31, 2023; and
•$64 million in letters of credit have been received from counterparties as compared to $143 million received as of December 31, 2023.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $19 million in federal income tax payments, $69 million in state income tax payments and $1 million in TRA payments, offset by $8 million in state tax refunds.

For the six months ended June 30, 2024, there were $2 million in federal income tax payments, $40 million in state income tax payments, $3 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and issued revolving letters of credit exceed 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million are taken into account for purposes of determining whether a compliance period is in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of June 30, 2024, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement and Secured LOC Facilities financial covenants.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of June 30, 2024, Vistra has posted letters of credit in the amount of $95 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $853 million in the form of letters of credit, $41 million in the form of a surety bond and $8 million of cash as of June 30, 2024 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.488 billion and zero, respectively, as of June 30, 2024.

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

Under the Alternative LOC Facilities, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Alternative LOC Facilities. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount exceeding the threshold above, may result in a termination of the Alternative LOC Facilities.

Under the Vistra Operations Senior Unsecured Indenture and the Vistra Operations Senior Secured Indenture governing the 7.750% Senior Unsecured Notes, the 6.875% Senior Unsecured Notes, the 6.950% Senior Secured Notes and the 6.000% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount that exceeds the greater of 1.5% of total assets and $600 million may result in a cross default under the respective notes and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

A default by Vistra Zero or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $100 million and 75% of Consolidated EBITDA may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $698 million as of June 30, 2024.

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

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(in millions)
Month-end average VaR	$294	$190
Month-end high VaR	$371	$423
Month-end low VaR	$197	$115

The month-end average VaR risk measure increased in 2024 due to higher volumes following the Energy Harbor Merger.

Price Sensitivities

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed Heat Rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual natural gas position is calculated based on two steps: first, calculating the difference between actual Heat Rates of our natural gas generation units and the assumed 7.2 Heat Rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the natural gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of June 30, 2024.

	Balance of 2024	2025
	(in millions)
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$1	$1
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$(1)
Natural Gas Generation: $1.00/MWh increase in spark spread	$1	$7
Natural Gas Generation: $1.00/MWh decrease in spark spread	$(1)	$(6)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$4	$15
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$(4)	$(15)
East:
Nuclear Generation: $2.50/MWh increase in power price	$16	$43
Nuclear Generation: $2.50/MWh decrease in power price	$(16)	$(43)
Natural Gas Generation: $1.00/MWh increase in spark spread	$1	$2
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(5)	$(15)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$5	$15
West:
Natural Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Sunset:
Coal Generation: $2.50/MWh increase in power price	$—	$12
Coal Generation: $2.50/MWh decrease in power price	$(1)	$(12)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1

Interest Rate Risk

We manage our interest rate risk to limit the impact of interest rate changes on our results of operations and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates.

As of June 30, 2024, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $9 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements. The inflationary environment continues to drive elevated interest rates, resulting in increased recently completed and expected refinancing or borrowing costs. See Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations – Significant Activities and Events, and Items Influencing Future Performance – Macroeconomic Conditions.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. We minimize credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial condition, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 10 to the Financial Statements for further discussion of this exposure.

Credit Exposure

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.692 billion as of June 30, 2024.

As of June 30, 2024, Retail segment credit exposure totaled approximately $1.793 billion, including $1.784 billion of trade accounts receivable and $9 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $53 million, resulting in a net exposure of $1.740 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of June 30, 2024, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $899 million including $809 million related to derivative assets and $90 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $729 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of June 30, 2024. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
	(in millions)
Investment grade	$742	$149	$593
Below investment grade or no rating	157	21	136
Totals	$899	$170	$729

Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represent an aggregate $340 million, or 47%, of our total net exposure as of June 30, 2024. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2024. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than additional controls associated with the integration of Energy Harbor due to the Energy Harbor Merger, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Reference is made to the discussion in Note 14 to the Financial Statements regarding legal proceedings.

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

•Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, as to which no assurance can be given, the NRC operating license for the unit at the Perry Facility will expire in 2026, and is pending a license renewal application subject to review by the NRC. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2024	1,259,305	$70.15	1,259,305	$1,878
May 1 - May 31, 2024	1,300,953	$91.31	1,300,953	$1,759
June 1 - June 30, 2024	1,386,539	$87.75	1,386,539	$1,638
For the quarter ended June 30, 2024	3,946,797		3,946,797

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

Item 5.OTHER INFORMATION

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

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

4.3	0001-38086 Form 8-K (filed April 18, 2024)	4.1	—	Seventeenth Supplemental Indenture, dated as of April 12, 2024, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.4	0001-38086 Form 8-K (filed April 18, 2024)	4.2	—	Indenture, dated as of April 12, 2024, between Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.5	0001-38086 Form 8-K (filed April 18, 2024)	4.3	—	Form of Rule 144A Global Security for 6.000% Senior Secured Note due 2034 (included in Exhibit 4.3)

4.6	0001-38086 Form 8-K (filed April 18, 2024)	4.4	—	Form of Rule 144A Global Security for 6.875% Senior Note due 2032 (included in Exhibit 4.4)

4.7	0001-38086 Form 8-K (filed April 18, 2024)	4.5	—	Form of Regulation S Global Security for 6.000% Senior Secured Note due 2034 (included in Exhibit 4.3)

4.8	0001-38086 Form 8-K (filed April 18, 2024)	4.6	—	Form of Regulation S Global Security for 6.875% Senior Note due 2032 (included in Exhibit 4.4)

4.9	0001-38086 Form 8-K (filed July 12, 2024)	4.1	—
Fifteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2024, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed April 9, 2024)	10.1	—	Joinder Agreement, dated as of April 8, 2024, among TXU Retail, as seller party agent, Vistra Operations, as guarantor, certain originators named therein, and MUFG, as buyer

10.2	0001-38086 Form 8-K (filed May 6, 2024)	10.1	—	Amended and Restated Vistra Corp. 2016 Omnibus Incentive Plan effective as of May 1, 2024

10.3	0001-38086 Form 8-K (filed July 12, 2024)	10.1	—
Amendment No. 5 to Master Framework Agreement, dated as of July 11, 2024, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

Exhibits	Previously Filed With File Number*	As Exhibit
10.4	0001-38086 Form 8-K (filed July 12, 2024)	10.2	—	Amendment No. 4 to Master Repurchase Agreement, dated as of July 11, 2024, by and among TXU Energy Retail Company LLC, as seller and MUFG Bank, Ltd., as buyer

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—	The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	XBRL Taxonomy Extension Schema Document

101.CAL	**		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	The Cover Page Interactive Data File does not appear in Exhibit 104 because its XBRL tags are embedded within the Inline XBRL document
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

Date: August 8, 2024