Form 10-Q
period 2024-09-30
Vistra Corp.
filed 2024-11-08
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2024
Common stock, par value $0.01 per share	340,226,219

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

This quarterly report on Form 10-Q contains "forward-looking statements" that involve risk and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, including potential nuclear PTCs, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations, including potential transactions with large load facilities at our nuclear and gas plants (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks and is qualified in its entirety by reference to the discussion in (i) Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2023 Form 10-K and (ii) in Part I, Item 2 Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q, that could cause our actual results to differ materially from those projected in or implied by such forward-looking statements.

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
v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues (Note 4)	$6,288	$4,086	$13,187	$11,701
Fuel, purchased power costs and delivery fees	(2,207)	(2,109)	(5,520)	(5,754)
Operating costs	(616)	(411)	(1,742)	(1,277)
Depreciation and amortization	(466)	(375)	(1,306)	(1,109)
Selling, general and administrative expenses	(411)	(357)	(1,137)	(953)
Impairment of long-lived assets (Note 17)	—	—	—	(49)
Operating income	2,588	834	3,482	2,559
Other income (Note 17)	139	32	292	174
Other deductions (Note 17)	(3)	(3)	(10)	(9)
Interest expense and related charges (Note 17)	(332)	(143)	(743)	(450)
Impacts of Tax Receivable Agreement (Note 12)	—	(49)	(5)	(128)
Net income before income taxes	2,392	671	3,016	2,146
Income tax expense (Note 5)	(555)	(169)	(694)	(470)
Net income	$1,837	$502	$2,322	$1,676
Net (income) loss attributable to noncontrolling interest	51	—	(104)	1
Net income attributable to Vistra	$1,888	$502	$2,218	$1,677
Cumulative dividends attributable to preferred stock	(48)	(37)	(144)	(112)
Net income attributable to Vistra common stock	$1,840	$465	$2,074	$1,565
Weighted average shares of common stock outstanding:
Basic	342,969,916	366,570,040	346,315,125	374,323,466
Diluted	350,203,692	372,149,099	353,805,937	379,102,358
Net income per weighted average share of common stock outstanding:
Basic	$5.36	$1.27	$5.99	$4.18
Diluted	$5.25	$1.25	$5.86	$4.13

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,837	$502	$2,322	$1,676
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense (benefit) of $—, $—, $— and $1)	1	(2)	1	3
Total other comprehensive income	1	(2)	1	3
Comprehensive income	$1,838	$500	$2,323	$1,679
Comprehensive (income) loss attributable to noncontrolling interest	51	—	(104)	1
Comprehensive income attributable to Vistra	$1,889	$500	$2,219	$1,680

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2024	2023
Cash flows — operating activities:
Net income	$2,322	$1,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,891	1,442
Deferred income tax expense, net	666	437
Gain on sale of land	—	(95)
Impairment of long-lived assets	—	49
Unrealized net gain from mark-to-market valuations of commodities	(1,725)	(855)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	26	(65)
Unrealized net gain from nuclear decommissioning trusts	(133)	—
Asset retirement obligation accretion expense	84	26
Impacts of Tax Receivable Agreement	5	128
Gain on TRA repurchase and tender offers	(10)	—
Bad debt expense	132	131
Stock-based compensation	76	63
Other, net	(9)	39
Changes in operating assets and liabilities:
Margin deposits, net	855	2,271
Accrued interest	11	(47)
Accrued taxes	(40)	(38)
Accrued employee incentive	(78)	(23)
Other operating assets and liabilities	(863)	(567)
Cash provided by operating activities	3,210	4,572
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,648)	(1,262)
Energy Harbor acquisition (net of cash acquired)	(3,065)	—
Proceeds from sales of nuclear decommissioning trust fund securities	1,573	478
Investments in nuclear decommissioning trust fund securities	(1,590)	(495)
Proceeds from sales of environmental allowances	147	59
Purchases of environmental allowances	(511)	(277)
Proceeds from sale of property, plant and equipment, including nuclear fuel	137	111
Other, net	(2)	4
Cash used in investing activities	(4,959)	(1,382)
Cash flows — financing activities:
Issuances of long-term debt	2,200	1,750
Repayments/repurchases of debt	(2,269)	(21)
Net borrowings (repayments) under accounts receivable financing	750	(425)
Borrowings under Revolving Credit Facility	50	100
Repayments under Revolving Credit Facility	(50)	(350)
Borrowings under Commodity-Linked Facility	1,802	—
Repayments under Commodity-Linked Facility	(1,802)	(400)
Debt issuance costs	(32)	(29)
Stock repurchases	(1,021)	(866)
Dividends paid to common stockholders	(230)	(228)
Dividends paid to preferred stockholders	(98)	(75)
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2024	2023
Dividends paid to noncontrolling interest in subsidiary	(15)	—
TRA Repurchase and tender offer — return of capital	(122)	—
Other, net	(13)	54
Cash used in financing activities	(850)	(490)
Net change in cash, cash equivalents and restricted cash	(2,599)	2,700
Cash, cash equivalents and restricted cash — beginning balance	3,539	525
Cash, cash equivalents and restricted cash — ending balance	$940	$3,225

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$905	$3,485
Restricted cash (Note 17)	29	40
Trade accounts receivable — net (Note 4)	2,179	1,674
Income taxes receivable	20	6
Inventories (Note 17)	949	740
Commodity and other derivative contractual assets (Note 10)	2,854	3,645
Margin deposits related to commodity contracts	519	1,244
Margin deposits posted under affiliate financing agreement (Note 8)	451	439
Prepaid expense and other current assets	625	364
Total current assets	8,531	11,637
Restricted cash (Note 17)	6	14
Investments (Note 17)	4,520	2,035
Property, plant and equipment — net (Note 17)	18,388	12,432
Operating lease right-of-use assets	109	50
Goodwill (Note 7)	2,802	2,583
Identifiable intangible assets — net (Note 7)	2,157	1,864
Commodity and other derivative contractual assets (Note 10)	886	577
Accumulated deferred income taxes	—	1,223
Other noncurrent assets	479	551
Total assets	$37,878	$32,966
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing (Note 9)	$750	$—
Long-term debt due currently (Note 9)	785	2,286
Trade accounts payable	1,291	1,147
Commodity and other derivative contractual liabilities (Note 10)	3,563	5,258
Margin deposits related to commodity contracts	175	45
Accrued taxes other than income	199	203
Accrued interest	222	206
Asset retirement obligations (Note 13)	102	124
Operating lease liabilities	13	7
Other current liabilities	560	547
Total current liabilities	7,660	9,823
Margin deposits financing with affiliate (Note 8)	451	439
Long-term debt, less amounts due currently (Note 9)	13,945	12,116
Operating lease liabilities	99	48
Commodity and other derivative contractual liabilities (Note 10)	1,141	1,688
Accumulated deferred income taxes	839	1
Tax Receivable Agreement obligation (Note 12)	15	164
Asset retirement obligations (Note 13)	3,884	2,414
Other noncurrent liabilities and deferred credits (Note 17)	1,191	951
Total liabilities	29,225	27,644
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2024	December 31, 2023
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest (Note 2)	3,198	—
Total equity (Note 15):
Preferred stock, number of shares authorized — 100,000,000; Series A (liquidation preference — $1,000; shares outstanding: September 30, 2024 and December 31, 2023— 1,000,000); Series B (liquidation preference — $1,000; shares outstanding: September 30, 2024 and December 31, 2023 — 1,000,000); Series C (liquidation preference — $1,000; shares outstanding: September 30, 2024 — 476,066 and December 31, 2023 — 476,081)	2,476	2,476
Common stock (par value — $0.01; number of shares authorized — 1,800,000,000) (shares outstanding: September 30, 2024 — 340,717,442; December 31, 2023 — 351,457,016)	5	5
Treasury stock, at cost (shares: September 30, 2024 — 207,378,586; December 31, 2023 — 192,178,156)	(5,684)	(4,662)
Additional paid-in-capital	9,396	10,095
Retained deficit	(759)	(2,613)
Accumulated other comprehensive income	7	6
Stockholders' equity	5,441	5,307
Noncontrolling interest in subsidiary	14	15
Total equity	5,455	5,322
Total liabilities, redeemable noncontrolling interest and equity	$37,878	$32,966

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (a)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
Stock repurchases	—	—	(331)	—	—	—	(331)	—	(331)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income	—	—	—	—	365	—	365	102	467
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(59)	—	(59)	—	(59)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(1)	—	—	(1)	(1)	(2)
Balances at June 30, 2024	$2,476	$5	$(5,278)	$10,917	$(2,533)	$6	$5,593	$1,714	$7,307
Stock repurchases	—	—	(406)	—	—	—	(406)	—	(406)
Effects of stock-based incentive compensation plans	—	—	—	28	—	—	28	—	28
Net income (loss)	—	—	—	—	1,888	—	1,888	(51)	1,837
Dividends declared on common stock	—	—	—	—	(76)	—	(76)	—	(76)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Modification of noncontrolling interest to redeemable noncontrolling interest (a)	—	—	—	(1,539)	—	—	(1,539)	(1,659)	(3,198)
Other	—	—	—	(10)	1	—	(9)	10	1
Balances at September 30, 2024	$2,476	$5	$(5,684)	$9,396	$(759)	$7	$5,441	$14	$5,455
____________
(a)See Note 2 for additional information regarding activity associated with noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2022	$2,000	$5	$(3,395)	$9,928	$(3,643)	$7	$4,902	$16	$4,918
Stock repurchases	—	—	(311)	—	—	—	(311)	—	(311)
Effects of stock-based incentive compensation plans	—	—	—	24	—	—	24	—	24
Net income (loss)	—	—	—	—	699	—	699	(1)	698
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Balances at March 31, 2023	$2,000	$5	$(3,706)	$9,952	$(3,058)	$8	$5,201	$15	$5,216
Stock repurchases	—	—	(249)	—	—	—	(249)	—	(249)
Effects of stock-based incentive compensation plans	—	—	—	42	—	—	42	—	42
Net income	—	—	—	—	476	—	476	—	476
Dividends declared on common stock	—	—	—	—	(76)	—	(76)	—	(76)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Change in accumulated other comprehensive income	—	—	—	—	—	4	4	—	4
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at June 30, 2023	$2,000	$5	$(3,955)	$9,993	$(2,696)	$12	$5,359	$15	$5,374
Stock repurchases	—	—	(323)	—	—	—	(323)	—	(323)
Effects of stock-based incentive compensation plans	—	—	—	81	—	—	81	—	81
Net income	—	—	—	—	502	—	502	—	502
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Change in accumulated other comprehensive income	—	—	—	—	—	(2)	(2)	—	(2)
Other	—	—	—	1	—	—	1	—	1
Balances at September 30, 2023	$2,000	$5	$(4,278)	$10,075	$(2,306)	$10	$5,506	$15	$5,521

See Notes to Condensed Consolidated Financial Statements

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

Adoption of Accounting Standards

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment's expenses. The amendments in the ASU require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The Company will adopt the amendments in this ASU for its fiscal year ended December 31, 2024 and interim periods within its fiscal year ended December 31, 2025. The amendment will be applied retrospectively to all prior periods presented. The ASU will result in additional disclosures, but the Company does not expect the adoption to have a material impact on our consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. As the amendments apply to income tax disclosures only, the Company does not expect the adoption to have a material impact on our consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03 (ASU 2024-03), Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures by providing additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and can be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures.

Recent Developments

Nuclear PTCs

The IRA introduced a PTC for nuclear energy under Internal Revenue Code Section 45U that is available to existing nuclear units from 2024 through 2032. All our nuclear units qualify for this credit, which is based on the amount of electricity sold during the taxable year and is subject to a phase-out based on annual gross receipts. While we believe we meet the conditions for earning the nuclear PTC, we are awaiting guidance from the U.S. Treasury and IRS on the implementation of IRC Section 45U, particularly on the definition of gross receipts including the treatment of hedges, among other key components to industry interpretations of the definition. The forthcoming guidance could have a significant impact on our estimate of PTC revenues. The amount of nuclear PTCs recorded could have a material impact on our 2024 financial statements.

Tax Credit Transfer Agreement

In October 2024, we sold $156 million of transferable ITCs we recognized as a result of the Moss Landing Phase III site reaching commercial operations in June 2023, as well as $8 million and $3 million of PTCs generated at our Emerald Grove and Brightside solar facilities in 2023, respectively. Vistra received cash consideration from the sale in October 2024.

Debt and Financing Activity

See Note 9 for information on amendments to the Revolving Credit Facility and the Commodity-Linked Facility in October 2024.

Share Repurchase Program

In October 2024, the Board authorized $1.0 billion for additional repurchases under the Share Repurchase Program (see Note 15).

2.    ACQUISITIONS

Energy Harbor Business Combination

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

As a result of the Energy Harbor Merger, Vistra maintained an 85% ownership interest in Vistra Vision and recorded the remaining 15% equity interest as a noncontrolling interest in the condensed consolidated balance sheets as of the Merger Date. On the Merger Date, we reclassified the carrying value of assets contributed to Vistra Vision of $749 million from additional paid-in-capital of Vistra (the controlling interest) to the noncontrolling interest in subsidiary.

Provisional fair value measurements were made for acquired assets and liabilities in the first quarter of 2024 and adjustments to those measurements were made in the second and third quarters of 2024. Additional adjustments may be made in subsequent periods (up to one year from the acquisition date) as information necessary to complete the fair value analysis is obtained. The provisional fair values assigned to assets acquired and liabilities assumed are as follows:

	Updated Fair Value as of September 30, 2024	Measurement Period Adjustments recorded through September 30, 2024
	(in millions)
Cash and cash equivalents	$35	$5
Trade accounts receivables, inventories, prepaid expenses and other current assets	548	10
Investments (a)	2,021	—
Property, plant and equipment (b)	5,746	126
Identifiable intangible assets (c)	444	16
Commodity and other derivative contractual assets (d)	123	(17)
Other noncurrent assets	6	(2)
Total identifiable assets acquired	8,923	138

Trade accounts payable and other current liabilities	283	20
Long-term debt, including amounts due currently	413	—
Commodity and other derivative contractual liabilities (d)	173	(6)
Accumulated deferred income taxes	1,395	31
Asset retirement obligations (e)	1,368	—
Identifiable intangible liabilities	87	14
Other noncurrent liabilities and deferred credits	16	4
Total identifiable liabilities assumed	3,735	63
Identifiable net assets acquired	5,188	75
Goodwill (f)	219	(75)
Net assets acquired	$5,407
____________
(a)Investments represent securities held in nuclear decommissioning trusts (NDT) for the purpose of funding the future retirement and decommissioning of the PJM nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC. They are valued using a market approach (Level 1 or Level 2 depending on security).
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

The following unaudited pro forma financial information for the three and nine months ended September 30, 2024 and 2023 assumes that the Energy Harbor Merger occurred on January 1, 2023. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2023, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$6,288	$4,872	$13,911	$13,456
Net income	$1,837	$379	$2,411	$1,109

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

Acquisition costs incurred in the Energy Harbor Merger totaled $1 million and $8 million for the three months ended September 30, 2024 and 2023, respectively, and $25 million and $21 million for the nine months ended September 30, 2024 and 2023, respectively, and are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

Acquisition of Non-Controlling Interest

On September 18, 2024 (the UPA Transaction Date), Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with each of Nuveen and Avenue, pursuant to which Vistra Vision Holdings has agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for $3.248 billion in cash, not including the adjustment for dividends of $165 million (collectively, the Transaction). If Nuveen and Avenue receive less than $165 million in dividend distributions from Vistra Vision for the remainder of 2024, then the purchase price payable on the Closing Date will be adjusted upward by the difference, and if they receive distributions in excess of $165 million, then the purchase price payable at the Closing Date will be adjusted downward by the difference. Total scheduled payments under the UPAs are $3.413 billion. The Transaction is expected to close on December 31, 2024 (the Closing Date), subject to the satisfaction of certain closing conditions, at which time Vistra Vision Holdings will own 100% of the equity interests in Vistra Vision.

In accordance with the UPAs, the payments to Nuveen and Avenue will be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' obligation to pay the purchase price will be guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. Cash payments including estimated dividends for the remainder of 2024 and thereafter are expected as follows:

September 30, 2024
(in millions)
Remainder of 2024	$1,345
2025	1,114
2026	954
2027	—
2028	—
Thereafter	—
Total scheduled payments under the UPAs	$3,413

The UPAs are subject to certain closing conditions outside our control and therefore represent conditional redemption obligations that require us to reflect the Transaction as redeemable noncontrolling interest within the mezzanine section of the condensed consolidated balance sheet. We accounted for the Transaction on the UPA Transaction Date as follows:

Fair value of redeemable noncontrolling interest (a)	$3,198
Carrying value of NCI (b)	$(1,659)
Additional paid-in-capital	$(1,539)
____________
(a)Fair value represents the total scheduled payments under the UPAs of $3.413 billion discounted at 6%.
(b)Represents the carrying value of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision at the UPA Transaction Date.

Upon satisfaction of all closing conditions, remaining payment obligations will be reflected as a financing obligation on the consolidated balance sheets.

3.    RETIREMENT OF GENERATION FACILITIES

Operational results for plants with defined retirement dates are included in our Sunset segment beginning in the quarter when a retirement plan is announced and moved to the Asset Closure segment at the beginning of the calendar year the retirement is expected to occur.

Facility	Location	ISO/RTO	Fuel Type	Net Generation Capacity (MW)	Announced Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2025	Sunset
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027 (b)	Sunset
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	Sunset
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	Sunset
Newton	Newton, IL	MISO/PJM	Coal	615	By the end of 2027	Sunset
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Asset Closure
Joppa	Joppa, IL	MISO	Coal	802	Retired September 1, 2022	Asset Closure
Joppa	Joppa, IL	MISO	Natural Gas	221	Retired September 1, 2022	Asset Closure
Zimmer	Moscow, OH	PJM	Coal	1,300	Retired June 1, 2022	Asset Closure
Total				7,486
____________
(a)Generation facilities may retire earlier than announced dates if economic or other conditions dictate.
(b)Following the retirement of Coleto Creek as a coal-fueled plant, the Company intends to repower it as a gas-fueled plant.

4.    REVENUE

Revenue Disaggregation

Disaggregated revenue from contracts with customers, and other revenue included in total revenues in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30, 2024
	Retail	Texas	East (a)	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,500	$—	$—	$—	$—	$—	$—	$2,500
Retail energy charge in Northeast/Midwest (a)	1,051	—	—	—	—	—	—	1,051
Wholesale generation revenue from ISO/RTO	—	95	251	51	123	—	—	520
Capacity revenue from ISO/RTO (b)	—	—	18	—	—	—	—	18
Revenue from other wholesale contracts	—	94	76	58	23	—	1	252
Total revenue from contracts with customers	3,551	189	345	109	146	—	1	4,341
Other revenues:
Intangible amortization	1	—	—	—	(1)	—	—	—
Transferable PTC revenues (c)	—	4	—	—	—	—	—	4
Hedging and other revenues (d)	681	827	188	132	103	1	11	1,943
Intersegment sales (e)	18	3,084	991	1	221	—	(4,315)	—
Total other revenues	700	3,915	1,179	133	323	1	(4,304)	1,947
Total revenues	$4,251	$4,104	$1,524	$242	$469	$1	$(4,303)	$6,288
____________
(a)Includes revenues associated with operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $30 million of capacity sold offset by $12 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $44 million offset by $28 million of capacity sold within the East segment.
(c)Represents transferable PTCs generated from qualifying solar assets during the period.
(d)Includes $1.960 billion of unrealized net gains from mark-to-market valuations of commodity positions.

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
	(in millions)
September 30, 2024	$308	$2,711	$340	$99	$82	$2	$—	$(1,582)	$1,960
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(e)Texas, East, Sunset and West segments include $1.456 billion, $57 million, $68 million and $1 million, respectively, of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,667	$—	$—	$—	$—	$—	$—	$2,667
Retail energy charge in Northeast/Midwest	464	—	—	—	—	—	—	464
Wholesale generation revenue from ISO/RTO	—	697	354	79	159	—	—	1,289
Capacity revenue from ISO/RTO (a)	—	—	12	—	8	—	—	20
Revenue from other wholesale contracts	—	202	75	50	22	—	—	349
Total revenue from contracts with customers	3,131	899	441	129	189	—	—	4,789
Other revenues:
Intangible amortization	1	—	—	—	(1)	—	—	—
Transferable PTC revenues	—	3	—	—	—	—	—	3
Hedging and other revenues (b)	251	(987)	(135)	215	(51)	—	1	(706)
Intersegment sales (c)	—	1,602	345	—	87	—	(2,034)	—
Total other revenues	252	618	210	215	35	—	(2,033)	(703)
Total revenues	$3,383	$1,517	$651	$344	$224	$—	$(2,033)	$4,086
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $32 million of capacity sold offset by $20 million of capacity purchased. The Sunset segment includes $8 million of capacity sold. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $7 million offset by $8 million of capacity sold within the East segment.
(b)Includes $345 million of unrealized net losses from mark-to-market valuations of commodity positions.

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
	(in millions)
September 30, 2023	$(70)	$(380)	$(128)	$176	$(118)	$8	$—	$167	$(345)
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(c)Texas, East and Sunset segments include $78 million, $81 million and $8 million, respectively, of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2024
	Retail (a)	Texas	East (a)	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,241	$—	$—	$—	$—	$—	$—	$6,241
Retail energy charge in Northeast/Midwest (a)	2,705	—	—	—	—	—	—	2,705
Wholesale generation revenue from ISO/RTO	—	213	621	168	288	—	—	1,290
Capacity revenue from ISO/RTO (b)	—	—	50	—	4	—	—	54
Revenue from other wholesale contracts	—	325	211	171	101	—	1	809
Total revenue from contracts with customers	8,946	538	882	339	393	—	1	11,099
Other revenues:
Intangible amortization	—	—	—	—	(3)	—	—	(3)
Transferable PTC revenues (c)	—	9	—	—	—	—	—	9
Hedging and other revenues (d)	924	283	200	385	277	1	12	2,082
Intersegment sales (e)	43	3,886	2,272	5	428	—	(6,634)	—
Total other revenues	967	4,178	2,472	390	702	1	(6,622)	2,088
Total revenues	$9,913	$4,716	$3,354	$729	$1,095	$1	$(6,621)	$13,187
____________
(a)Includes six months of revenues associated with operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $90 million of capacity sold offset by $40 million of capacity purchased. The Sunset segment includes $4 million of capacity sold. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $88 million offset by $47 million of capacity sold within the East segment.
(c)Represents transferable PTCs generated from qualifying solar assets during the period.
(d)Includes $1.571 billion of unrealized net gains from mark-to-market valuations of commodity positions.

Nine Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
	(in millions)
September 30, 2024	$(3)	$1,436	$259	$320	$35	$8	$—	$(484)	$1,571
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(e)Texas and Sunset segments include $547 million and $48 million, respectively, of intersegment unrealized net gains and East segment includes $114 million of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,079	$—	$—	$—	$—	$—	$—	$6,079
Retail energy charge in Northeast/Midwest	1,242	—	—	—	—	—	—	1,242
Wholesale generation revenue from ISO/RTO	—	929	756	316	279	—	—	2,280
Capacity revenue from ISO/RTO (a)	—	—	42	—	35	—	—	77
Revenue from other wholesale contracts	—	411	584	128	123	—	—	1,246
Total revenue from contracts with customers	7,321	1,340	1,382	444	437	—	—	10,924
Other revenues:
Intangible amortization	—	—	(2)	—	(2)	—	—	(4)
Transferable PTC revenues	—	8	—	—	—	—	—	8
Hedging and other revenues (b)	840	(1,233)	288	349	528	—	1	773
Intersegment sales (c)	—	2,946	1,637	6	403	—	(4,992)	—
Total other revenues	840	1,721	1,923	355	929	—	(4,991)	777
Total revenues	$8,161	$3,061	$3,305	$799	$1,366	$—	$(4,991)	$11,701
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $115 million of capacity sold offset by $73 million of capacity purchased. The Sunset segment includes $71 million of capacity sold offset by $36 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $68 million offset by $58 million of capacity sold within the East segment.
(b)Includes $1.020 billion of unrealized net gains from mark-to-market valuations of commodity positions.

Nine Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other	Eliminations (1)	Consolidated
	(in millions)
September 30, 2023	$95	$(686)	$1,017	$293	$462	$32	$—	$(193)	$1,020
___________________
(1)Amounts attributable to generation segments offset in fuel, purchased power costs and delivery fees in the Retail segment, with no impact to consolidated results.
(c)Texas segment includes $388 million of intersegment net losses and East and Sunset segments include $440 million and $144 million, respectively, of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of September 30, 2024, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues will be recognized assuming the performance obligations are met and as capacity is made available to the related ISOs/RTOs or counterparties.

	Balance of 2024	2025	2026	2027	2028	2029 and Thereafter	Total
	(in millions)
Remaining performance obligations	$138	$1,112	$797	$273	$122	$610	$3,052

Trade Accounts Receivable

	September 30, 2024	December 31, 2023
	(in millions)
Wholesale and retail trade accounts receivable	$2,267	$1,735
Allowance for uncollectible accounts	(88)	(61)
Trade accounts receivable — net	$2,179	$1,674

Trade accounts receivable from contracts with customers — net	$1,792	$1,239
Other trade accounts receivable — net	387	435
Trade accounts receivable — net	$2,179	$1,674

Gross trade accounts receivable as of September 30, 2024 and December 31, 2023 include unbilled retail revenues of $917 million and $614 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Allowance for uncollectible accounts receivable at beginning of period	$61	$65
Increase for bad debt expense	132	131
Decrease for account write-offs	(105)	(110)
Allowance for uncollectible accounts receivable at end of period	$88	$86

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

Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income before income taxes	$2,392	$671	$3,016	$2,146
Income tax expense	$(555)	$(169)	$(694)	$(470)
Effective tax rate	23.2%	25.2%	23.0%	21.9%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws.

For the three months ended September 30, 2024, the effective tax rate of 23.2% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the nine months ended September 30, 2024, the effective tax rate of 23.0% was higher than the U.S. federal statutory rate of 21% due primarily to the impact of state income taxes offset by discrete tax benefits related to stock-based compensation.

For the three months ended September 30, 2023, the effective tax rate of 25.2% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the nine months ended September 30, 2023, the effective tax rate of 21.9% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, partially offset by the release of uncertain tax positions related to the 2018 and 2019 IRS audit closed in the second quarter of 2023.

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

Transferable ITCs

In June 2023, our 350 MW battery ESS at our Moss Landing Power Plant site (Moss Landing Phase III) commenced commercial operations. As a result of Moss Landing Phase III reaching commercial operations, in June 2023 we recognized $154 million of transferable ITCs associated with the project in other noncurrent assets in the condensed consolidated balance sheet. In September 2024, we recognized an additional $2 million of transferable ITCs associated with the project and reclassified the $156 million of credits to other current assets. In October 2024, these credits were sold for cash consideration (see Note 1).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except share data)
Net income attributable to Vistra	$1,888	$502	$2,218	$1,677
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(60)	(60)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(52)	(52)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	—	(32)	—
Net income attributable to common stock — basic and diluted	1,840	465	$2,074	$1,565
Weighted average shares of common stock outstanding:
Basic	342,969,916	366,570,040	346,315,125	374,323,466
Dilutive securities: Stock-based incentive compensation plan	7,233,776	5,579,059	7,490,812	4,778,892
Diluted	350,203,692	372,149,099	353,805,937	379,102,358
Net income per weighted average share of common stock outstanding:
Basic	$5.36	$1.27	$5.99	$4.18
Diluted	$5.25	$1.25	$5.86	$4.13

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 531 and 17,847 for the three months ended September 30, 2024 and 2023, respectively, and 11,210 and 1,491,299 shares for the nine months ended September 30, 2024 and 2023, respectively.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of September 30, 2024 and December 31, 2023, the carrying value of goodwill totaled $2.802 billion and $2.583 billion, respectively.

	Retail Segment	Texas Segment
	Retail Reporting Unit (a)	Texas Generation Reporting Unit	Total Goodwill
	(in millions)
Balance at December 31, 2023	$2,461	$122	$2,583
Goodwill recorded in connection with the Energy Harbor Merger (b)			219
Balance at September 30, 2024	$2,461	$122	$2,802
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Allocation of goodwill attributable to the Energy Harbor acquisition to reporting units is pending completion of purchase accounting measurement period.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2024			December 31, 2023
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$1,948	$225	$2,088	$1,866	$222
Software and other technology-related assets	581	277	304	536	315	221
Retail and wholesale contracts	503	312	191	233	217	16
Long-term service agreements	18	5	13	18	5	13
Other identifiable intangible assets (a)	95	12	83	62	11	51
Total identifiable intangible assets subject to amortization	$3,370	$2,554	816	$2,937	$2,414	523
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,157			$1,864
____________
(a)Includes environmental allowances (emissions allowances and renewable energy certificates) and mining development costs.

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2024	December 31, 2023
	(in millions)
Long-term service agreements	$111	$122
Power and fuel purchase contracts	52	9
Total identifiable intangible liabilities	$163	$131

Expense related to finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) are comprised of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in millions)
Retail customer relationships	Depreciation and amortization	$29	$25	$82	$74
Software and other technology-related assets	Depreciation and amortization	15	15	43	44
Retail and wholesale contracts	Operating revenues/fuel, purchased power costs and delivery fees	(5)	—	(9)	6
Other identifiable intangible assets	Fuel, purchased power costs and delivery fees	131	99	327	261
Total identifiable intangible assets expense, net (a)		$170	$139	$443	$385
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

Estimated Amortization of Identifiable Intangible Assets

As of September 30, 2024, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2024	$313
2025	$222
2026	$158
2027	$63
2028	$42

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

As of September 30, 2024 and December 31, 2023, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $451 million and $439 million, respectively, and are reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate.

9.    DEBT, CREDIT FACILITIES AND FINANCINGS

Amounts in the table below represent the categories of debt obligations incurred by the Company.

	September 30, 2024	December 31, 2023
	(in millions)
Long-term debt, including amounts due currently:
Non-recourse debt	$697	$—
Recourse debt	14,173	14,517
Long -term debt before unamortized premiums, discounts and issuance costs	14,870	14,517
Unamortized premiums, discounts and issuance costs	(140)	(115)
Long-term debt including debt due currently	$14,730	$14,402
Accounts receivable financing	$750	$—

Long-Term Debt

Amounts in the table below represent the categories of long-term debt obligations, including amounts due currently, incurred by the Company.

	September 30, 2024	December 31, 2023
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,481	$2,500
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	—
Vistra Operations Senior Secured Notes:
4.875% Senior Secured Notes, due May 13, 2024	—	400
3.550% Senior Secured Notes, due July 15, 2024	—	1,500
5.125% Senior Secured Notes, due May 13, 2025	744	1,100
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
6.000% Senior Secured Notes, due April 15, 2034	500	—
Total Vistra Operations Senior Secured Notes	3,894	5,650
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	—
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	—
3.750% Revenue Bond, due October 1, 2047	46	—
Total Energy Harbor Revenue Bonds	431	—
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
6.875% Senior Unsecured Notes, due April 15, 2032	1,000	—
Total Vistra Operations Senior Unsecured Notes	7,300	6,300
Other:
Equipment Financing Agreements	67	67
Total other long-term debt	67	67
Unamortized debt premiums, discounts and issuance costs	(140)	(115)
Total long-term debt including amounts due currently	14,730	14,402
Less amounts due currently	(785)	(2,286)
Total long-term debt less amounts due currently	$13,945	$12,116

Long-Term Debt Maturities

Long-term debt maturities as of September 30, 2024 are as follows:

September 30, 2024
(in millions)
Remainder of 2024	$20
2025	786
2026	1,038
2027	3,434
2028	34
Thereafter	9,558
Unamortized premiums, discounts and debt issuance costs	(140)
Total long-term debt, including amounts due currently	$14,730

Credit Facilities

Our credit facilities and related available capacity as of September 30, 2024 are presented below.

		September 30, 2024
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Short-Term)	Cash Borrowings (Long-Term)	Letters of Credit Outstanding	Available Capacity
		(in millions)
Revolving Credit Facility	April 29, 2027	$3,175	$—	$—	$718	$2,457
Term Loan B-3 Facility	December 20, 2030	2,481	—	2,481	—	—
Total Vistra Operations Credit Facilities		$5,656	$—	$2,481	$718	$2,457
Vistra Operations Commodity-Linked Facility	October 2, 2024	1,575	—	—	—	633
Vistra Zero Term Loan B Facility	April 30, 2031	697	—	697	—	—
Total credit facilities		$7,928	$—	$3,178	$718	$3,090

Vistra Operations Credit Facilities

As of September 30, 2024, the Vistra Operations Credit Facilities consisted of up to $5.656 billion in senior secured, first-lien revolving credit commitments and outstanding term loans, which consisted of revolving credit commitments of up to $3.175 billion (Revolving Credit Facility), including aggregate revolving letter of credit commitments of up to $2.940 billion, and term loans of $2.481 billion (Term Loan B-3 Facility). The Revolving Credit Facility is used for general corporate purposes. In October 2024, Vistra Operations amended the Revolving Credit Facility which, among other things, increased revolving credit commitments to $3.440 billion and extended the maturity date to October 11, 2029.

Under the Vistra Operations Credit Agreement, (i) the interest applicable to the Revolving Credit Facility is based on the forward-looking term rate based on SOFR (Term SOFR Rate) plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Revolving Credit Facility will range from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility bear interest that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2024, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit facility was 1.725%. The Vistra Operations Credit Facilities also provide for certain additional customary fees payable to the agents and lenders, including fronting fees with respect to outstanding letters of credit.

The Term Loan B-3 Facility bears interest based on the applicable Term SOFR Rate, plus a fixed spread of 2.00%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 10) on outstanding borrowings of $2.481 billion was 6.85% as of September 30, 2024. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

Obligations under the Vistra Operations Credit Facilities are secured by liens covering substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions set forth in the Vistra Operations Credit Facilities. The Vistra Operations Credit Agreement includes certain collateral suspension provisions that would take effect upon Vistra Operations achieving unsecured investment grade ratings from two ratings agencies, there being no Term Loans (under and as defined in the Vistra Operations Credit Agreement) then outstanding (or the holders thereof agreeing to release such security interests), and there being no outstanding revolving credit commitments the maturities of which have not been extended to October 11, 2029 (or the holders thereof agreeing to release such security interests). Such collateral suspension provisions would continue to be in effect unless and until Vistra Operations no longer holds unsecured investment grade ratings from at least two ratings agencies, at which point collateral reversion provisions would take effect (subject to a 60-day grace period).

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, material breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against Vistra Operations. Solely with respect to the Revolving Credit Facility, and solely during a compliance period (which, for periods prior to the October 2024 amendment, was applicable when the aggregate revolving borrowings and issued revolving letters of credit (in excess of $300 million) exceeded 30% of the revolving commitments), the agreement includes a covenant that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio, which is based on the ratio of consolidated total debt compared to an EBITDA calculation defined under the terms of the Vistra Operations Credit Facilities, not to exceed 5.50 to 1.00). Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of September 30, 2024, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.575 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. The Commodity-Linked Facility is used to support our hedging strategy. As of September 30, 2024, the borrowing base of $633 million is lower than the facility limit which represents the aggregate commitments of $1.575 billion. In October 2024, Vistra Operations amended the Commodity-Linked Facility which, among other things, increased the aggregate available commitments to $1.75 billion and extended the maturity date to October 1, 2025.

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

Under the Vistra Operations Commodity-Linked Credit Agreement, (i) the interest applicable to the Commodity-Linked Facility is based on the Term SOFR Rate plus a spread that will range from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Commodity-Linked Facility will range from 17.5 basis points to 35.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2024, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Commodity-Linked Facility and the fee on any undrawn amounts with respect to the Commodity-Linked Facility were 1.725% and 27.0 basis points, respectively.

The Vistra Operations Commodity-Linked Credit Agreement includes a covenant, solely during a compliance period (which, for periods prior to the October 2024 amendment, in general, was applicable when the aggregate revolving borrowings exceeded 30% of the revolving commitments), that requires the consolidated first lien net leverage ratio, which is based on the ratio of net first lien debt compared to an EBITDA calculation defined under the terms of the Commodity-Linked Facility, not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio, which is based on the ratio of consolidated total debt compared to an EBITDA calculation defined under the terms of the Commodity-Linked Facility, not to exceed 5.50 to 1.00).

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

Under the Vistra Zero Credit Agreement, the interest applicable to the Term Loan B Facility is Term SOFR plus 2.75% per annum. The Term Loan B Facility is not subject to a floor or credit spread adjustment but is subject to a 1.0% "soft call" prepayment premium prior to the date that is six months following March 26, 2024. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 7.60% as of September 30, 2024. Cash borrowings under the Term Loan B Facility are subject to required scheduled quarterly payments of $1.75 million. Amounts paid cannot be reborrowed.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and July 2024, we entered into uncommitted standby letter of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities may be renewed annually and are used for general corporate purposes. As of September 30, 2024, $1.162 billion of letters of credit were outstanding under the Secured LOC Facilities.

Each of the Secured LOC Facilities includes a covenant that requires the consolidated first lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00).

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In May 2024, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $500 million. As of September 30, 2024, the total capacity was $500 million and $500 million of letters of credit were outstanding under the Alternative LOC Facilities. The commitments under the Alternative LOC Facilities terminate in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

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

Since 2019, Vistra Operations has issued and sold its senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act. The indenture (as may be amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) governing the 3.550% senior secured notes due 2024, the 5.125% senior secured notes due 2025, the 3.700% senior secured notes due 2027, the 4.300% senior secured notes due 2029, the 6.950% senior secured notes due 2033 and the 6.000% Senior Secured Notes (collectively, as each may be amended or supplemented from time to time, the Senior Secured Notes) provides for the full and unconditional guarantee by certain of Vistra Operations' current and future subsidiaries that also guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes are secured by a first-priority security interest in the same collateral that is pledged for the benefit of the lenders under the Vistra Operations Credit Facilities, which consists of a substantial portion of the property, assets and rights owned by Vistra Operations and certain direct and indirect subsidiaries of Vistra Operations as subsidiary guarantors (collectively, the Guarantor Subsidiaries) as well as the stock of Vistra Operations held by Vistra Intermediate. The collateral securing the Senior Secured Notes will be released if Vistra Operations' senior, unsecured long-term debt securities obtain an investment grade rating from two out of the three rating agencies, subject to reversion if such rating agencies withdraw the investment grade rating of Vistra Operations' senior, unsecured long-term debt securities or downgrade such rating below investment grade. The Vistra Operations Senior Secured Indenture contains certain covenants and restrictions, including, among others, restrictions on the ability of Vistra Operations and its subsidiaries, as applicable, to create certain liens, merge or consolidate with another entity, and sell all or substantially all of their assets.

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

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). On April 8, 2024, the Receivables Facility was amended to increase the purchase limit from $750 million to $1.0 billion and to add Energy Harbor LLC, a direct, wholly owned subsidiary of Energy Harbor, as an Originator. The Receivables Facility was renewed and amended in July 2024, extending the term of the Receivables Facility to July 2025.

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

As of September 30, 2024, outstanding borrowings under the Receivables Facility totaled $750 million and were supported by $1.645 billion of RecCo gross receivables. As of December 31, 2023, there were no outstanding borrowings under the Receivables Facility.

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

There were no outstanding borrowings under the Repurchase Facility as of both September 30, 2024 and December 31, 2023.

10.    COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage our exposure to commodity price and interest rate volatility. Although we do engage in economic hedging activities to manage our exposure related to commodity price fluctuations through the use of financial and physical derivative contracts, we have no derivative positions accounted for as cash flow or fair value hedges as of September 30, 2024. All changes in the fair values of our derivative contracts, excluding contracts which are considered normal purchases and sales (NPNS), are recognized as gains or losses in the earnings of the periods in which they occur. See Note 11 for a discussion of the fair value of derivatives.

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

Interest Rate Swaps

Interest rate swap agreements are used to reduce volatility in interest costs and related cash flows associated with our variable rate debt obligations by converting floating-rate interest to fixed rates. Unrealized gains and losses arising from changes in the fair value of the interest rate swaps as well as realized gains and losses upon settlement are reported in the condensed consolidated statements of operations in interest expense and related charges.

As of September 30, 2024, Vistra has entered into the following interest rate swaps:

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,826	$25	$3	$—	$2,854
Noncurrent assets	849	1	36	—	886
Current liabilities	(5)	—	(3,542)	(16)	(3,563)
Noncurrent liabilities	(6)	—	(1,115)	(20)	(1,141)
Net assets (liabilities)	$3,664	$26	$(4,618)	$(36)	$(964)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,585	$53	$7	$—	$3,645
Noncurrent assets	565	11	1	—	577
Current liabilities	(1)	—	(5,233)	(24)	(5,258)
Noncurrent liabilities	(5)	—	(1,659)	(24)	(1,688)
Net assets (liabilities)	$4,144	$64	$(6,884)	$(48)	$(2,724)

The following table presents the pre-tax realized and unrealized effect of derivative gains (losses) on net income. Amount represents changes in fair value of open positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Commodity contracts (Operating revenues)	$1,206	$(1,118)	$399	$(450)
Commodity contracts (Fuel, purchased power costs and delivery fees)	(128)	48	(24)	(280)
Interest rate swaps (Interest expense and related charges)	(73)	51	7	101
Net gain (loss)	$1,005	$(1,019)	$382	$(629)

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

The following tables reconcile our derivative assets and liabilities on a contract basis to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

	September 30, 2024				December 31, 2023
	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts	Derivative Assets and Liabilities	Offsetting Instruments (a)	Cash Collateral (Received) Pledged (b)	Net Amounts
	(in millions)
Derivative assets:
Commodity contracts	$3,664	$(2,750)	$(169)	$745	$4,144	$(3,519)	$(26)	$599
Interest rate swaps	26	(15)	—	11	64	(28)	—	36
Total derivative assets	3,690	(2,765)	(169)	756	4,208	(3,547)	(26)	635
Derivative liabilities:
Commodity contracts	(4,618)	2,750	316	(1,552)	(6,884)	3,519	970	(2,395)
Interest rate swaps	(36)	15	—	(21)	(48)	28	—	(20)
Total derivative liabilities	(4,654)	2,765	316	(1,573)	(6,932)	3,547	970	(2,415)
Net amounts	$(964)	$—	$147	$(817)	$(2,724)	$—	$944	$(1,780)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and to a lesser extent, initial margin requirements.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes, by commodity, excluding those derivatives that qualified for the NPNS scope exception, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	4,775	5,335	Million MMBtu
Electricity	786,155	800,001	GWh
Financial transmission rights (b)	243,755	250,895	GWh
Coal	33	35	Million U.S. tons
Fuel oil	16	3	Million gallons
Emissions	62	24	Million U.S. tons
Renewable energy certificates	28	29	Million certificates
Interest rate swaps – variable/fixed (c)	$4,625	$5,225	Million U.S. dollars
Interest rate swaps – fixed/variable (c)	$700	$1,300	Million U.S. dollars
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2024	December 31, 2023
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,369)	$(1,890)
Offsetting fair value under netting arrangements (b)	720	692
Cash collateral and letters of credit	441	854
Liquidity exposure	$(208)	$(344)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. As of September 30, 2024, total credit risk exposure to all counterparties related to derivative contracts totaled $4.077 billion (including associated accounts receivable). The net exposure to those counterparties totaled $827 million as of September 30, 2024, after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure from any single counterparty totaling $250 million. As of September 30, 2024, the credit risk exposure to the banking and financial sector represented 75% of the total credit risk exposure and 25% of the net exposure.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts (b)	$2,205	$464	$995	$50	$3,714	$2,886	$628	$630	$14	$4,158
Interest rate swaps (b)	—	26	—	—	26	—	64	—	—	64
NDTs – equity securities (c) (d)	1,537	—	—		1,537	638	—	—		638
NDTs – debt securities (c) (e)	74	2,031	—		2,105	—	734	—		734
Sub-total	$3,816	$2,521	$995	$50	7,382	$3,524	$1,426	$630	$14	5,594
Assets measured at net asset value (f):
NDTs – equity securities (c) (d) (f)					802					579
Total assets					$8,184					$6,173
Liabilities:
Commodity contracts	$2,359	$747	$1,512	$50	$4,668	$3,815	$1,395	$1,674	$14	$6,898
Interest rate swaps	—	36	—	—	36	—	48	—	—	48
Total liabilities	$2,359	$783	$1,512	$50	$4,704	$3,815	$1,443	$1,674	$14	$6,946
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
(e)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 3.96% and 3.19% as of September 30, 2024 and December 31, 2023, respectively, and an average maturity of 8 years and 11 years as of both September 30, 2024 and December 31, 2023. NDT debt securities held as of September 30, 2024 mature as follows: $1.011 billion in one to five years, $616 million in five to 10 years and $478 million after 10 years.
(f)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in the condensed consolidated balance sheets.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of September 30, 2024 and December 31, 2023:

September 30, 2024
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$773	$(1,235)	$(462)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$20	to	$115	$68
						MWh
Options	11	(173)	(162)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	5%	to	710%	359%
Financial transmission rights/Congestion revenue rights	176	(32)	144	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$20	$(7)
						MWh
Natural gas	23	(65)	(42)	Income Approach	Natural gas basis (h)	$—	to	$10	$4
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	12	(7)	5
Total	$995	$(1,512)	$(517)

December 31, 2023
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$449	$(1,273)	$(824)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$44
						MWh
					Illiquid delivery periods for hub power prices and Heat Rates (d)	$30	to	$110	$71
						MWh
Options	1	(237)	(236)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	10%	to	870%	441%
Financial transmission rights/Congestion revenue rights	157	(34)	123	Market Approach (f)	Illiquid price differences between settlement points (g)	$(85)	to	$25	$(30)
						MWh
Natural gas	9	(112)	(103)	Income Approach	Natural gas basis (h)	$—	to	$15	$6
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$4
						MMBtu
Other (j)	14	(18)	(4)
Total	$630	$(1,674)	$(1,044)
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

The following table presents the changes in fair value of the Level 3 assets and liabilities. All Level 3 assets and liabilities are commodity contracts, therefore, substantially all changes in fair value detailed below are reported as Operating Revenues in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net liability balance at beginning of period	$(1,104)	$(1,120)	$(1,044)	$(1,219)
Total unrealized valuation gains (losses)	482	(548)	194	(498)
Purchases, issuances and settlements (a):
Purchases	62	53	193	153
Issuances	(7)	(6)	(24)	(19)
Settlements	57	158	196	120
Transfers into Level 3 (b)	5	(38)	(15)	(50)
Transfers out of Level 3 (b)	(12)	217	(4)	229
Net liabilities assumed in connection with the Energy Harbor Merger	—	—	(13)	—
Net change	587	(164)	527	(65)
Net liability balance at end of period	$(517)	$(1,284)	$(517)	$(1,284)
Unrealized valuation gains (losses) relating to instruments held at end of period	$361	$(486)	$(114)	$(734)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended September 30, 2024, transfers into Level 3 primarily consist of natural gas derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs have become observable. For the three months ended September 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2023, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable.

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

The following table details our repurchases of TRA Rights during the periods indicated:

Number of TRA Rights
TRA Rights issued on the Effective Date and outstanding as of January 1, 2023 and March 31, 2023	426,369,370
The December 31, 2023 Repurchase (a)	(317,387,412)
TRA Rights outstanding as of January 1, 2024	108,981,958

The January 11, 2024 Repurchase (b)	(43,494,944)
The February 13, 2024 Repurchase (c)	(55,056,931)
The February 28, 2024 Repurchase (c)	(2,235,020)
Other repurchases	(161,274)
TRA Rights outstanding as of September 30, 2024 (d)	8,033,789
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

The following table summarizes the changes to the TRA obligation, reported as other current liabilities and Tax Receivable Agreement obligation in the condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
TRA obligation at the beginning of the period	$171	$522
Accretion expense	6	62
Changes in tax assumptions impacting timing of payments	(1)	66
Impacts of Tax Receivable Agreement	5	128
Repurchase/tender of TRA Rights	(161)	—
TRA obligation at the end of the period	15	650
Less amounts due currently	—	(10)
Noncurrent TRA obligation at the end of the period	$15	$640

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

The following table summarizes the changes to our current and noncurrent ARO liabilities:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total
	(in millions)
Liability at beginning of period	$1,742	$796	$2,538	$1,688	$749	$2,437
Additions:
Accretion (a)	95	31	126	40	26	66
Adjustment for change in estimates	—	18	18	—	30	30
Adjustment for obligations assumed through acquisition	1,368	—	1,368	—	—	—
Reductions:
Payments	—	(64)	(64)	—	(60)	(60)
Liability at end of period	3,205	781	3,986	1,728	745	2,473
Less amounts due currently	—	(102)	(102)	—	(123)	(123)
Noncurrent liability at end of period	$3,205	$679	$3,884	$1,728	$622	$2,350
____________
(a)For the nine months ended September 30, 2024, nuclear plant decommissioning accretion includes $53 million of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $42 million reflected as a change in regulatory liability in the condensed consolidated balance sheets. For the nine months ended September 30, 2023, nuclear plant decommissioning accretion reflected as a change in regulatory liability in the condensed consolidated balance sheets.

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

As of September 30, 2024, the carrying value of our ARO related to our Comanche Peak plant decommissioning estimate totaled $1.783 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.253 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $470 million that has been recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

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

Letters of Credit

As of September 30, 2024, we had outstanding letters of credit totaling $2.380 billion as follows:

•$2.013 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$227 million to support battery and solar development projects;
•$25 million to support executory contracts and insurance agreements;
•$95 million to support our REP financial requirements with the PUCT; and
•$20 million for other credit support requirements.

Surety Bonds

As of September 30, 2024, we had outstanding surety bonds totaling $1.464 billion to support performance under various contracts and legal obligations in the normal course of business.

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

Greenhouse Gas Emissions (GHG)

In May 2023, the EPA released a proposal regulating power plant GHG emissions, while also proposing to repeal the Affordable Clean Energy (ACE) rule that had been finalized by the EPA in July 2019. In May 2024, the EPA published a final GHG rule that repealed the ACE rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Starting in 2030, the rule would begin to require more CO2 emissions control at certain existing fossil fuel-fired steam generating units, with more stringent standards beginning in 2032 for coal-fired units that plan to operate for a longer period of time. For new natural gas combustion turbines that operate more frequently, the rule would phase in increasingly stringent CO2 requirements over time. Under the rule, states would be required to submit plans to the EPA within 24 months of the rule's publication in the Federal Register that provide for the establishment, implementation, and enforcement of standards of performance for existing sources. These state plans must generally establish standards that are at least as stringent as the EPA's emission guidelines. Under the rule, existing coal-fired steam generation units that will operate on or after January 1, 2039 must start complying with their standards of performance (based on application of CCS with 90 percent capture) by January 1, 2032. Units that are permanently retiring before January 1, 2039, but after December 31, 2031, must start complying with their standards of performance (based on co-firing with 40 percent natural gas on a heat input basis) beginning on January 1, 2030. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. The rule also regulates any new gas units. For new combustion turbine units, the rule establishes three different categories depending on how intensively those units are operated, with immediate compliance obligations for all three categories but more stringent standards beginning in 2032 only for the category of units operating the most intensively. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups and companies were filed in the D.C. Circuit Court along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. In July 2024, the D.C. Circuit Court denied the motions to stay and a number of parties subsequently filed an emergency request with the U.S. Supreme Court to stay the rule which was denied in October 2024. Oral argument on the merits of the legal challenges to the rule will be held in December 2024 before the D.C. Circuit Court.

Cross-State Air Pollution Rule (CSAPR) and Good Neighbor Plan

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

In April 2022, prior to the EPA's disapproval of Texas' SIP, the EPA proposed a Federal Implementation Plan (FIP) to address the 2015 ozone NAAQS. We, along with many other companies, trade groups, states and ISOs, including ERCOT, PJM and MISO, filed responsive comments to the EPA's proposal in June 2022, expressing concerns about certain elements of the proposal, particularly those that may result in challenges to electric reliability under certain conditions. In March 2023, the EPA administrator signed its final FIP, called the Good Neighbor Plan (GNP). The FIP applied to 22 states beginning with the 2023 ozone seasons. States where Vistra operates generation units that would be subject to this rule are Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and West Virginia. Texas would be moved into the revised (and more restrictive) Group 3 trading program previously established in the Revised CSAPR Update Rule that includes emission budgets for 2023 that the EPA says are achievable through existing controls installed at power plants. Allowances will be limited under the program and will be further reduced beginning in ozone season 2026 to a level that is intended to reduce operating time of coal-fueled power plants during ozone season or force coal plants to retire, particularly those that do not have selective catalytic reduction systems such as our Martin Lake power plant.

In May 2023, the Fifth Circuit Court granted our motion to stay the EPA's disapproval of Texas' SIP pending a decision on the merits and denied the EPA's motion to transfer our challenge to the D.C. Circuit Court. As a result of the stay, we do not believe the EPA has authority to implement the GNP FIP as to Texas sources pending the resolution of the merits, meaning that Texas will remain in Group 2 and not be subject to any requirements under the GNP FIP at least until the Fifth Circuit Court rules on the merits. Oral argument was heard in December 2023 before the Fifth Circuit Court. In June 2023, the EPA published the final FIP in the Federal Register, which included requirements as to Texas despite the stay of the SIP disapproval by the Fifth Circuit Court. In June 2023, the State of Texas, Luminant and various other parties also filed challenges to the GNP FIP in the Fifth Circuit Court, filed a motion to stay the FIP and confirm venue for this dispute in the Fifth Circuit Court. After the motion to stay and to confirm venue was filed, the EPA signed an interim final rule on June 29, 2023 that confirms the GNP FIP as to Texas is stayed. In July 2023, the Fifth Circuit Court ruled that the GNP FIP challenge would be held in abeyance pending the resolution of the litigation on the SIP disapproval and denied the motion to stay as not needed given the EPA's administrative stay. In a related action brought by other states and parties challenging the GNP FIP, in June 2024, the U.S. Supreme Court granted a stay of the GNP FIP pending a review of the merits by the D.C. Circuit Court and any further appeal to the U.S. Supreme Court. As a result, the GNP FIP is now stayed for all covered states until the courts resolve the legality of the FIP.

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

Effluent Limitation Guidelines (ELGs)

In November 2015, the EPA revised the ELGs for steam electricity generation facilities, which will impose more stringent standards (as individual permits are renewed) for wastewater streams, such as flue gas desulfurization (FGD), fly ash, bottom ash and flue gas mercury control wastewaters. Various parties filed petitions for review of the ELG rule, and the petitions were consolidated in the Fifth Circuit Court. In April 2017, the EPA granted petitions requesting reconsideration of the ELG rule and administratively stayed the rule's compliance date deadlines. In April 2019, the Fifth Circuit Court vacated and remanded portions of the EPA's ELG rule pertaining to effluent limitations for legacy wastewater and leachate. The EPA published a final rule in October 2020 that extends the compliance date for both FGD and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the final rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In May 2024, the EPA published the final ELG rule revisions, which contains new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facilities that permanently cease coal combustion by 2028. We are reviewing the rule for impact but believe it will require additional treatment costs for legacy wastewaters during pond closure activities and combustion residual leachate. At this time, we don't expect the impact of these additional treatment costs to be material. A number of parties have since challenged the rule and that case is pending in the U.S. Court of Appeals for the Eighth Circuit. We are not a party to that litigation.

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

Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. Because facility evaluation reports will determine our unit-specific compliance obligations, we cannot determine them at this time. In August 2024, we, along with USWAG, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court.

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

In July 2019, the FERC issued an order denying the remaining issues raised by the complaints and noted that the investigation into Dynegy was closed. The FERC found that Dynegy's conduct did not constitute market manipulation and the results of the PRA were just and reasonable because the PRA was conducted in accordance with MISO's tariff. A request for rehearing was denied by the FERC in March 2020. The order was appealed by Public Citizen, Inc. to the D.C. Circuit Court in May 2020, and Vistra, Dynegy and Illinois Power Marketing Company intervened in the case in June 2020. In August 2021, the D.C. Circuit Court issued a ruling denying Public Citizen, Inc.'s arguments that the FERC failed to meet its obligation to ensure just and reasonable rates because it did not review the prices resulting from the auction before those prices went into effect and that the FERC was arbitrary and capricious in failing to adequately explain its decision to close its investigation into whether Dynegy engaged in market manipulation. The D.C. Circuit Court of Appeals granted Public Citizen, Inc.'s petition in part finding that the FERC's decision that the auction results were just and reasonable solely because the auction process complied with the filed tariff was unreasoned and remanded the case back to the FERC for further proceedings on that issue. On February 4, 2022 the Illinois Attorney General and Public Citizen, Inc. filed a motion at the FERC requesting that the FERC on remand reverse its prior decision and either find that auction results were not just and reasonable and order Dynegy to pay refunds to Illinois or, in the alternative, initiate an evidentiary hearing and discovery. We filed a response to this motion and will continue to vigorously defend our position. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 planning resource auction. Although the FERC directed the Office of Enforcement to file a remand report, the FERC stated in the June 2022 order that it is not reopening the Office of Enforcement investigation. In September 2022, the Office of Enforcement filed its remand report stating that the Office of Enforcement staff found during its investigation that Dynegy knowingly engaged in manipulative behavior to set the Zone 4 price in the 2015-2016 PRA. In June 2023, the Company filed its initial brief and response to the remand report, and in August 2023 the Company filed a reply to the initial briefs from other parties. In June 2024, the FERC issued an order for an evidentiary hearing (or a trial before a FERC administrative law judge) to determine what the FERC cited as "disputed issues of material fact" that it believes cannot be resolved on the existing record and, in October 2024, issued an order dismissing our request for rehearing of the June 2024 order. We will continue to vigorously defend our position.

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

Under the SFP, in the event of any single nuclear liability loss in excess of $500 million at any nuclear generation facility in the U.S., each operating licensed reactor in the U.S. is subject to an assessment of up to $165.9 million. This approximately $165.9 million maximum assessment is subject to increases for inflation every five years, with the next expected adjustment scheduled to occur by November 2028. Assessments are currently limited to $24.7 million per operating licensed reactor per year per incident. As of September 30, 2024, our maximum potential assessment under the industry retrospective plan would be approximately $995.4 million per incident but no more than $148.2 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $500 million per accident at any nuclear facility.

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

15.    EQUITY

Share Repurchase Program

In October 2021, we announced that the Board authorized a share repurchase program (Share Repurchase Program). Under the Share Repurchase Program, shares of the Company's common stock may be repurchased in open-market transactions at prevailing market prices, in privately negotiated transactions, pursuant to plans complying with the Exchange Act, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Share Repurchase Program or otherwise will be determined at our discretion and will depend on a number of factors, including our capital allocation priorities, the market price of our stock, general market and economic conditions, applicable legal requirements and compliance with the terms of our debt agreements and the certificates of designation of the Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock, respectively.

The initial authorization (effective on October 11, 2021) of the Share Repurchase Program allowed for the repurchase of up to $2.0 billion of our outstanding shares of common stock. In August 2022, March 2023 and February 2024, the Board authorized incremental amounts of $1.25 billion, $1.0 billion and $1.5 billion, respectively. As of September 30, 2024 $5.75 billion of our common stock has been authorized for repurchase under our Share Repurchase Program of which approximately $1.236 billion was available for additional repurchases under the Share Repurchase Program. In October 2024, the Board authorized an incremental amount of $1.0 billion.

In the three months ended September 30, 2024, 4,849,061 shares of our common stock were repurchased for approximately $402 million at an average price of $82.90 per share of common stock. In the nine months ended September 30, 2024, 14,934,631 shares of our common stock were repurchased for approximately $1.014 billion at an average price of $67.92 per share of common stock. Shares repurchased include 52,833 of unsettled shares for $6 million as of September 30, 2024.

In the three months ended September 30, 2023, 10,550,307 shares of our common stock were repurchased for approximately $320 million at an average price of $30.36 per share of common stock. In the nine months ended September 30, 2023, 34,003,663 shares of our common stock were repurchased for approximately $875 million at an average price of $25.74 per share of common stock.

Preferred Stock

The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock are not convertible into or exchangeable for any other securities of the Company and have limited voting rights.

Series A Preferred Stock

The Series A Preferred Stock may be redeemed at the option of the Company at any time after October 15, 2026 (Series A First Reset Date) and in certain other circumstances prior to the Series A First Reset Date.

The annual dividend rate on each share of Series A Preferred Stock is 8.0% of the liquidation preference from the issuance date (October 15, 2021) to, but excluding, the Series A First Reset Date. On and after the Series A First Reset Date, the dividend rate on each share of Series A Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.07%), plus a spread of 6.93% per annum. The Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series A Preferred Stock are payable semiannually, in arrears, on each April 15 and October 15, commencing on April 15, 2022, when, as and if declared by the Board.

Series B Preferred Stock

The Series B Preferred Stock may be redeemed at the option of the Company at any time after December 15, 2026 (Series B First Reset Date) and in certain other circumstances prior to the Series B First Reset Date.

The annual dividend rate on each share of Series B Preferred Stock is 7.0% of liquidation preference from the issuance date (December 10, 2021) to, but excluding, the Series B First Reset Date. On and after the Series B First Reset Date, the dividend rate on each share of Series B Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 1.26%), plus a spread of 5.74% per annum. The Series B Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series B Preferred Stock are payable semiannually, in arrears, on each June 15 and December 15, commencing on June 15, 2022, when, as and if declared by the Board.

Series C Preferred Stock

The Series C Preferred Stock may be redeemed at the option of the Company at any time after January 15, 2029 (Series C First Reset Date) and in certain other circumstances prior to the Series C First Reset Date.

The annual dividend rate on each share of Series C Preferred Stock is 8.875% of liquidation preference from the issuance date (December 29, 2023) to, but excluding, the Series C First Reset Date. On and after the Series C First Reset Date, the dividend rate on each share of Series C Preferred Stock shall equal the five-year U.S. Treasury rate as of the most recent reset dividend determination date (subject to a floor of 3.83%), plus a spread of 5.045% per annum. The Series C Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends. Cumulative cash dividends on the Series C Preferred Stock are payable semiannually, in arrears, on each July 15 and January 15, commencing on July 15, 2024, when, as and if declared by the Board.

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

Nine Months Ended September 30, 2024			Year Ended December 31, 2023
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
February 2024	March 2024	$0.2150	February 2023	March 2023	$0.1975
May 2024	June 2024	$0.2175	May 2023	June 2023	$0.2040
July 2024	September 2024	$0.2195	August 2023	September 2023	$0.2060
			November 2023	December 2023	$0.2130

In October 2024, the Board declared a quarterly dividend of $0.2215 per share of common stock that will be paid in December 2024.

Preferred Stock Dividends

Semiannual dividends paid per share of each respective preferred stock series in 2024 and 2023 are reflected in the table below. Dividends payable are recorded on the Board declaration date.

Nine Months Ended September 30, 2024			Year Ended December 31, 2023
Board Declaration Date	Payment Date	Per Share Amount	Board Declaration Date	Payment Date	Per Share Amount
Series A Preferred Stock:			Series A Preferred Stock:
February 2024	April 2024	$40.00	February 2023	April 2023	$40.00
			August 2023	October 2023	$40.00
Series B Preferred Stock:			Series B Preferred Stock:
May 2024	June 2024	$35.00	May 2023	June 2023	$35.00
			November 2023	December 2023	$35.00
Series C Preferred Stock:
May 2024	July 2024	$48.32

In July 2024, the Board declared a semi-annual dividend of $40.00 per share on Series A Preferred Stock that was paid in October 2024. In October 2024, the Board declared (i) a semi-annual dividend of $35.00 per share on Series B Preferred Stock that will be paid in December 2024 and (ii) a semi-annual dividend of $44.375 per share on the Series C Preferred Stock that will be paid in January 2025.

Dividend Restrictions

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2024, Vistra Operations can distribute approximately $6.8 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $515 million and $280 million for the three months ended September 30, 2024 and 2023, respectively, and $1.505 billion and $1.055 billion for the nine months ended September 30, 2024 and 2023, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to make any payments required under the TRA or the Tax Matters Agreement or, to the extent arising out of Parent's ownership or operation of Vistra Operations, to pay any taxes or general operating or corporate overhead expenses. As of September 30, 2024, all of the restricted net assets of Vistra Operations may be distributed to Parent.

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

Three Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (a)	Eliminations	Consolidated
	(in millions)
Operating revenues:
September 30, 2024	$4,251	$4,104	$1,524	$242	$469	$1	$—	$(4,303)	$6,288
September 30, 2023	3,383	1,517	651	344	224	—	1	(2,034)	4,086
Depreciation and amortization:
September 30, 2024	$(31)	$(153)	$(223)	$(22)	$(20)	$—	$(17)	$—	$(466)
September 30, 2023	(26)	(132)	(161)	(22)	(16)	—	(18)	—	(375)
Operating income (loss):
September 30, 2024	$(1,210)	$3,215	$362	$151	$168	$(24)	$(74)	$—	$2,588
September 30, 2023	247	429	29	256	(42)	(23)	(62)	—	834
Net income (loss):
September 30, 2024	$(1,226)	$3,249	$468	$153	$163	$(18)	$(952)	$—	$1,837
September 30, 2023	245	438	29	264	(44)	(17)	(413)	—	502
Nine Months Ended	Retail	Texas	East	West	Sunset	Asset Closure	Corporate and Other (a)	Eliminations	Consolidated
	(in millions)
Operating revenues:
September 30, 2024	$9,913	$4,716	$3,354	$729	$1,095	$1	$1	$(6,622)	$13,187
September 30, 2023	8,161	3,061	3,305	799	1,366	—	1	(4,992)	11,701
Depreciation and amortization:
September 30, 2024	$(85)	$(418)	$(631)	$(64)	$(58)	$—	$(50)	$—	$(1,306)
September 30, 2023	(78)	(390)	(488)	(56)	(45)	—	(52)	—	(1,109)
Operating income (loss):
September 30, 2024	$271	$2,265	$507	$427	$301	$(73)	$(216)	$—	$3,482
September 30, 2023	481	350	1,048	456	447	(78)	(145)	—	2,559
Net income (loss):
September 30, 2024	$232	$2,327	$693	$430	$296	$(64)	$(1,592)	$—	$2,322
September 30, 2023	462	396	1,049	481	442	23	(1,177)	—	1,676
Capital expenditures, including nuclear fuel and excluding LTSA prepayments and development and growth expenditures:
September 30, 2024	$3	$583	$203	$15	$21	$—	$39	$—	$864
September 30, 2023	1	366	77	10	61	—	44	—	559
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

In determining the fair value of the impaired asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Interest expense	$244	$161	$702	$474
Unrealized mark-to-market net (gains) losses on interest rate swaps	84	(43)	26	(65)
Amortization of debt issuance costs, discounts and premiums	9	7	25	19
Facility Fee expense	3	—	11	—
Debt extinguishment gain	—	—	(6)	—
Capitalized interest	(20)	(7)	(52)	(28)
Other	12	25	37	50
Total interest expense and related charges	$332	$143	$743	$450

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 5.52% and 5.57% as of September 30, 2024 and 2023, respectively.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Other income:
NDT net income (a)	$95	$—	$170	$—
Insurance settlements (b)	21	12	22	21
Gain on sale of land (c)	5	1	6	95
Gain on TRA repurchases (d)	—	—	10	—
Interest income	9	16	50	42
All other	9	3	34	16
Total other income	$139	$32	$292	$174
Other deductions:
All other	3	3	$10	$9
Total other deductions	$3	$3	$10	$9
____________
(a)Includes interest, dividends, and net realized and unrealized gains and losses associated with the NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)For three and nine months ended September 30, 2024, $20 million reported in the Texas segment, and $1 million and $2 million reported in the West segment, respectively. For the three and nine months ended September 30, 2023, $8 million and $17 million, respectively, reported in the West segment and $4 million and $4 million, respectively, reported in the Asset Closure segment.
(c)For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, amounts reported in the Asset Closure segment. For the nine months ended September 30, 2023, $94 million reported in the Asset Closure segment and $1 million reported in the Texas segment.
(d)Reported in Corporate and Other.

Restricted Cash

	September 30, 2024		December 31, 2023
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
	(in millions)
Amounts related to remediation escrow accounts	$29	$6	$40	$14
Total restricted cash	$29	$6	$40	$14

Inventories by Major Category

	September 30, 2024	December 31, 2023
	(in millions)
Materials and supplies	$534	$289
Fuel stock	383	420
Natural gas in storage	32	31
Total inventories	$949	$740

Investments

	September 30, 2024	December 31, 2023
	(in millions)
Nuclear decommissioning trusts (Note 13)	$4,444	$1,951
Assets related to employee benefit plans	18	28
Land investments	42	42
Other investments	16	14
Total investments	$4,520	$2,035

Property, Plant and Equipment

	September 30, 2024	December 31, 2023
	(in millions)
Power generation and structures	$22,527	$17,297
Land	603	572
Office and other equipment	163	159
Total	23,293	18,028
Less accumulated depreciation	(7,583)	(6,657)
Net of accumulated depreciation	15,710	11,371
Finance lease right-of-use assets (net of accumulated depreciation)	155	160
Nuclear fuel (net of accumulated amortization of $389 million and $120 million)	1,398	379
Construction work in progress	1,125	522
Property, plant and equipment — net	$18,388	$12,432

Depreciation expenses totaled $421 million and $335 million for the three months ended September 30, 2024 and 2023, respectively, and $1.179 billion and $989 million for nine months ended September 30, 2024 and 2023, respectively.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Retirement and other employee benefits	$239	$247
Winter Storm Uri impact (a)	1	26
Identifiable intangible liabilities (Note 7)	163	131
Regulatory liability (b)	470	209
Finance lease liabilities	220	227
Liability for third-party remediation	8	17
Accrued severance costs	35	36
Other accrued expenses	55	58
Total other noncurrent liabilities and deferred credits	$1,191	$951
____________
(a)Includes future bill credits related to large commercial and industrial customers that curtailed during Winter Storm Uri.
(b)As of September 30, 2024 and December 31, 2023, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $470 million and $209 million, respectively, in other noncurrent liabilities and deferred credits.

Fair Value of Debt

		September 30, 2024		December 31, 2023
Long-term debt (see Note 9):	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,441	$2,478	$2,456	$2,500
Vistra Zero Term Loan B Facility	Level 2	685	696	—	—
Vistra Operations Senior Notes	Level 2	11,124	11,429	11,881	11,752
Energy Harbor Revenue Bonds	Level 2	414	446	—	—
Equipment Financing Agreements	Level 3	66	66	65	62

We determine fair value in accordance with accounting standards as discussed in Note 11. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services, such as Bloomberg.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the amounts reported in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$905	$3,485
Restricted cash included in current assets	29	40
Restricted cash included in noncurrent assets	6	14
Total cash, cash equivalents and restricted cash	$940	$3,539

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2024 and 2023. See Note 2 for other non-cash investing and financing activity related to the Energy Harbor Merger.

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash payments related to:
Interest paid	$709	$527
Capitalized interest	(52)	(28)
Interest paid (net of capitalized interest)	$657	$499

For the nine months ended September 30, 2024 and 2023, we paid federal income tax of $2 million and zero, respectively, paid state income taxes of $52 million and $31 million respectively, and received state tax refunds of $8 million and $12 million, respectively.

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

Significant Activities and Events and Items Influencing Future Performance

Acquisition of Noncontrolling Interest

On September 18, 2024 (the UPA Transaction Date), Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with each of Nuveen and Avenue, pursuant to which Vistra Vision Holdings has agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for $3.248 billion in cash subject to adjustment based on Vistra Vision cash distributions paid prior to closing (collectively, the Transaction). The Transaction is expected to close on December 31, 2024 (the Closing Date), subject to the satisfaction of certain closing conditions, at which time Vistra Vision Holdings will own 100% of the equity interests in Vistra Vision. See Note 2 to the Financial Statements for more information concerning the redeemable noncontrolling interest.

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

The announcement is based on market reforms that policymakers passed in the 2023 Texas legislative session and that ERCOT and the PUCT are currently implementing. These market reforms are focused on grid reliability and proper market signals, and if successfully implemented have the potential to offer the regulatory framework needed to provide Vistra the confidence to make the long-term investments in these capacity projects. In addition, in July 2024, we filed applications with the PUCT under the Texas Energy Fund loan program seeking financing for the 860 MW of new advanced simple-cycle peaking plants referenced above. In August 2024, the PUCT notified Vistra that an application for one of its west Texas advanced simple-cycle peaking plants was selected for due diligence as part of the Texas Energy Fund loan program. An invitation to due diligence does not mean an applicant is awarded a loan. Vistra's decision to move forward with the new west Texas gas plant project is contingent upon supportive market reforms, approval of our Texas Energy Fund loan application, and other factors, including state and federal environmental regulations and long-term wholesale trends that continue to support gas generation.

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

Inflation Reduction Act of 2022

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, a first-time stand-alone battery storage investment tax credit. The IRA also implements a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15/MWh, subject to phase out as power prices increase above $25/MWh (each subject to annual inflation adjustments). Treasury regulations are expected to further define the scope of the legislation in many important respects in the coming months, including critical guidance interpreting the nuclear PTC. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. As discussed in Note 1, we have not recognized any revenues or receivables related to the IRC Section 45U credits through September 30, 2024, as we await U.S. Treasury and Internal Revenue service guidance on how to interpret gross receipts in the calculation of the nuclear PTC. This guidance could have a significant impact on our estimates. Assuming an interpretation of gross receipts which excludes hedges from the calculation, our total PTC revenues for 2024 could be approximately $500 million. The amount of nuclear PTCs we record could be material to our 2024 results. We do not expect Vistra to be subject to the CAMT in the 2024 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes.

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

As of September 30, 2024, we have repurchased an aggregate 98% of the initial issuance of TRA Rights upon Emergence, of which 8,033,789 TRA Rights remain outstanding. See Note 12 to the Financial Statements for details of the TRA and Note 15 to the Financial Statements for details of the Series C Preferred Stock.

Macroeconomic Conditions

Historically, the base case assumption for U.S. electricity demand was for modest growth driven by the interplay of growth in population, industrial activity (such as an on-shore manufacturing) and new demand sources (such as electric vehicles), partially offset by continued advancements in energy efficiency. Multiple demand drivers such as emergence of large load data centers and electrification of oil field operations (specifically the Permian Basin of west Texas), have accelerated load growth in the geographic regions we serve. We are in various discussions with interested counterparties for the potential sale of power from our nuclear and gas facilities pursuant to long-term agreements to supply large load facilities. Such potential transactions are subject to certain risks and uncertainties, including potential regulatory review and/or approval and adverse legislative action, which could impact the timing of, and our ability to consummate, a potential transaction.

The industry continues to experience supply chain constraints and labor shortages that have reduced the availability of certain equipment and supply relevant to construction of renewables projects, and increased (i) the lead time to procure certain materials necessary to maintain, and (ii) the labor costs associated with maintenance activity on our natural gas, nuclear and coal fleet. We are proactively managing the increased costs of materials and supply chain disruptions and continuing to prudently re-evaluate the business cases and timing of our planned development projects, which has resulted in a deferral of some of our planned capital spend for our renewables projects. In addition, we have proactively engaged our suppliers to secure key materials needed to maintain our existing generation facilities prior to future planned outages, and our Vistra Zero operational and development projects are anticipated to benefit from the impact of the IRA. The inflationary environment continues to drive elevated interest rates, resulting in increased refinancing or borrowing costs, including future non-recourse financing for our development projects and future refinancing expected in connection with debt due in 2025 and beyond.

We continue to closely monitor developments in the Russia and Ukraine conflict, specifically with regards to, (i) sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, and (ii) actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. The Prohibiting Russian Uranium Imports Act (PRUI Act) was approved by Congress and signed into law by President Biden and took effect on August 11, 2024. The PRUI Act prohibits importation of Russian uranium; however, the Department of Energy can issue waivers (subject to decreasing annual caps) until December 31, 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, passage of the PRUI Act enabled the allocation of $2.72 billion in federal funding to ramp up production of domestic uranium fuel. Our 2024 refueling plans have not been affected by the Russia and Ukraine conflict, nor have we seen any disruption to the delivery of nuclear fuel impacting our refuel schedules. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel years in advance, and therefore, we have enough nuclear fuel contracted to support all our refueling needs through 2029. We continue to take affirmative action by building strategic inventory and deploying mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facilities through potential Russian supply disruption.

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

RESULTS OF OPERATIONS

Net income increased $1.335 billion to Net income of $1.837 billion in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Net income increased $0.646 billion to Net income of $2.322 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. For additional information see the following discussion of our results of operations.

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

Vistra Consolidated Financial Results — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$4,251	$4,104	$1,524	$242	$469	$1	$(4,303)	$6,288
Fuel, purchased power costs and delivery fees	(5,117)	(461)	(685)	(46)	(200)	(1)	4,303	(2,207)
Operating costs	(47)	(237)	(234)	(16)	(67)	(14)	(1)	(616)
Depreciation and amortization	(31)	(153)	(223)	(22)	(20)	—	(17)	(466)
Selling, general and administrative expenses	(266)	(38)	(20)	(7)	(14)	(10)	(56)	(411)
Operating income (loss)	(1,210)	3,215	362	151	168	(24)	(74)	2,588
Other income	—	24	98	1	—	8	8	139
Other deductions	—	(1)	—	—	(1)	(1)	—	(3)
Interest expense and related charges	(16)	11	8	1	(4)	(1)	(331)	(332)
Income (loss) before income taxes	(1,226)	3,249	468	153	163	(18)	(397)	2,392
Income tax expense	—	—	—	—	—	—	(555)	(555)
Net income (loss)	$(1,226)	$3,249	$468	$153	$163	$(18)	$(952)	$1,837
Income tax expense	—	—	—	—	—	—	555	555
Interest expense and related charges (a)	16	(11)	(8)	(1)	4	1	331	332
Depreciation and amortization (b)	31	181	318	22	20	—	17	589
EBITDA before Adjustments	(1,179)	3,419	778	174	187	(17)	(49)	3,313
Unrealized net (gain) loss resulting from hedging transactions	1,275	(2,705)	(239)	(101)	(83)	(2)	—	(1,855)
Fresh start/purchase accounting impacts	1	1	(4)	—	—	—	—	(2)
Non-cash compensation expenses	—	—	—	—	—	—	23	23
Transition and merger expenses	—	1	1	—	—	—	23	25
Decommissioning-related activities (c)	—	7	(73)	—	2	—	—	(64)
ERP system implementation expenses	1	1	—	—	—	1	—	3
Other, net	4	(2)	1	3	(1)	1	(22)	(16)
Adjusted EBITDA	$102	$722	$464	$76	$105	$(17)	$(25)	$1,427
____________
(a)Includes $84 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $28 million and $95 million, respectively, in Texas and East segments.
(c)Represents net of all NDT income (loss) of the PJM nuclear facilities, ARO accretion expense for operating assets and ARO remeasurement impacts for operating assets.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,383	$1,517	$651	$344	$224	$—	$(2,033)	$4,086
Fuel, purchased power costs and delivery fees	(2,837)	(707)	(376)	(46)	(176)	(1)	2,034	(2,109)
Operating costs	(36)	(217)	(65)	(14)	(63)	(15)	(1)	(411)
Depreciation and amortization	(26)	(132)	(161)	(22)	(16)	—	(18)	(375)
Selling, general and administrative expenses	(237)	(32)	(20)	(6)	(11)	(7)	(44)	(357)
Operating income (loss)	247	429	29	256	(42)	(23)	(62)	834
Other income	—	4	—	8	—	7	13	32
Other deductions	—	—	—	—	(2)	—	(1)	(3)
Interest expense and related charges	(2)	5	—	—	—	(1)	(145)	(143)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(49)	(49)
Income (loss) before income taxes	245	438	29	264	(44)	(17)	(244)	671
Income tax expense	—	—	—	—	—	—	(169)	$(169)
Net income (loss)	$245	$438	$29	$264	$(44)	$(17)	$(413)	$502
Income tax expense	—	—	—	—	—	—	169	169
Interest expense and related charges (a)	2	(5)	—	—	—	1	145	143
Depreciation and amortization (b)	26	158	161	22	16	—	18	401
EBITDA before Adjustments	273	591	190	286	(28)	(16)	(81)	1,215
Unrealized net (gain) loss resulting from hedging transactions	(97)	356	125	(203)	110	(8)	—	283
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	49	49
Non-cash compensation expenses	—	—	—	—	—	—	21	21
Transition and merger expenses	—	—	—	—	—	—	22	22
PJM capacity performance default (c)	—	—	(3)	—	4	—	—	1
Winter Storm Uri impacts (d)	(8)	1	—	—	—	—	—	(7)
Other, net	5	2	3	4	16	—	(25)	5
Adjusted EBITDA	$173	$950	$315	$87	$102	$(24)	$(14)	$1,589
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

GAAP operating income increased $1.754 billion to operating income of $2.588 billion in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The primary favorable drivers for the increase are (i) a $2.138 billion change in unrealized mark-to-market activity as results for the three months ended September 30, 2024 were favorably impacted by $1.855 billion in pre-tax unrealized mark-to-market gains on derivative positions due to power and natural gas forward market curves moving down in the the three months ended September 30, 2023 compared to $283 million in pre-tax unrealized mark-to-market losses on derivative positions due to power forward market curves moving up in Texas in the three months ended September 30, 2023 and (ii) addition of the Energy Harbor assets in East. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below. These favorable variances are partially offset by lower realized generation margins in Texas due to fewer scarcity pricing events compared to 2023 and a decrease in retail operating income which is driven by a shift in the seasonality of margins on retail contracts as summer supply costs increased compared to 2023, partially offset by the addition of Energy Harbor retail.

The following table presents operational performance of our retail and generation segments:

	Three Months Ended September 30,
	Retail		Texas		East		West		Sunset
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	22,193	22,643
Sales volumes in Northeast/Midwest	17,864	7,935
Total retail electricity sales volumes	40,057	30,578
Production volumes (GWh):
Natural gas facilities			15,152	15,635	17,135	16,976	996	1,465
Lignite and coal facilities			6,105	6,743					5,908	5,038
Nuclear facilities			5,217	5,210	8,677
Solar facilities			233	247
Capacity factors:
CCGT facilities			78.3%	77.2%	70.5%	69.2%	44.2%	65.0%
Lignite and coal facilities			71.8%	79.3%					58.4%	49.8%
Nuclear facilities			98.5%	98.3%	97.1%
Weather - percent of normal (a):
Cooling degree days	100%	122%	102%	121%	96%	97%	98%	93%	99%	112%
Heating degree days	—%	—%	—%	—%	71%	102%	—%	—%	22%	—%
____________
(a)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$26.94	$109.32	PJM West Hub	$50.03	$42.93
			AEP Dayton Hub	$41.07	$40.00
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.08	$2.58	NYISO Zone C	$39.70	$35.46
			Massachusetts Hub	$46.19	$39.88
Average natural gas price (a):			Indiana Hub	$40.71	$42.99
TetcoM3 ($/MMBtu)	$1.50	$1.39	Northern Illinois Hub	$37.82	$39.36
Algonquin Citygates ($/MMBtu)	$1.75	$1.93	CAISO NP15	$44.92	$59.65
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

The following table presents additional changes to Net income (loss) and Adjusted EBITDA for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	Three Months Ended September 30, 2024 Compared to 2023
	Retail (a)	Texas	East (a)	West	Sunset
	(in millions)
Favorable change in realized revenue net of fuel in East driven by addition of Energy Harbor. Unfavorable change in Texas driven by lack of scarcity pricing in 2024 as compared to 2023	$—	$(228)	$295	$—	$8
Lower margins driven by increase in power supply costs	(20)	—	—	—	—
Unfavorable change in weather impacts	(29)
Favorable impact of less Winter Storm Uri bill credits applied	6	—	—	—	—
Increase in operating costs due primarily to addition of Energy Harbor in East	—	(13)	(146)	(2)	(3)
Change in SG&A and other	(28)	13	—	(9)	(2)
Change in Adjusted EBITDA	$(71)	$(228)	$149	$(11)	$3
Unfavorable change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	(5)	(23)	(157)	—	(4)
Change in unrealized net gains (losses) on hedging activities (b)	(1,372)	3,061	364	(102)	193
Decommissioning related activities	—	(7)	73	—	(2)
PJM capacity performance default impacts	—	—	(3)	—	4
Other (including interest expenses)	(23)	8	13	2	13
Change in Net income (loss)	$(1,471)	$2,811	$439	$(111)	$207
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

For the three months ended September 30, 2024, other income totaled $139 million driven by NDT net gains of $95 million, insurance proceeds of $21 million and interest income of $9 million. For the three months ended September 30, 2023, other income totaled $32 million driven by interest income of $16 million and insurance settlements of $12 million.

Consolidated interest expense and related charges increased $189 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to (i) unrealized mark-to-market losses on interest rate swaps of $84 million in 2024 compared to unrealized mark-to-market gains on interest rate swaps of $43 million in 2023 due to a decrease in interest rates in the three months ended September 30, 2024 compared to an increase in interest rates in the three months ended September 30, 2023 and (ii) an increase in interest paid/accrued of $83 million driven by higher average borrowings and rates in 2024. See Note 17 to the Financial Statements.

Vistra Consolidated Financial Results — Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$9,913	$4,716	$3,354	$729	$1,095	$1	$(6,621)	$13,187
Fuel, purchased power costs and delivery fees	(8,724)	(1,189)	(1,559)	(167)	(501)	(2)	6,622	(5,520)
Operating costs	(118)	(732)	(596)	(54)	(199)	(41)	(2)	(1,742)
Depreciation and amortization	(85)	(418)	(631)	(64)	(58)	—	(50)	(1,306)
Selling, general and administrative expenses	(715)	(112)	(61)	(17)	(36)	(31)	(165)	(1,137)
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	271	2,265	507	427	301	(73)	(216)	3,482
Other income	—	32	179	2	—	14	65	292
Other deductions	(1)	(3)	—	—	(2)	(2)	(2)	(10)
Interest expense and related charges	(38)	33	7	1	(3)	(3)	(740)	(743)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	232	2,327	693	430	296	(64)	(898)	3,016
Income tax expense	—	—	—	—	—	—	(694)	(694)
Net income (loss)	$232	$2,327	$693	$430	$296	$(64)	$(1,592)	$2,322
Income tax expense	—	—	—	—	—	—	694	694
Interest expense and related charges (a)	38	(33)	(7)	(1)	3	3	740	743
Depreciation and amortization (b)	85	498	820	64	58	—	50	1,575
EBITDA before Adjustments	355	2,792	1,506	493	357	(61)	(108)	5,334
Unrealized net (gain) loss resulting from commodity hedging transactions	489	(1,452)	(404)	(308)	(42)	(8)	—	(1,725)
Fresh start/purchase accounting impacts	—	1	(10)	—	2	—	(14)	(21)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	—	76	76
Transition and merger expenses	2	1	7	—	—	—	75	85
Decommissioning-related activities (d)	—	17	(116)	1	6	—	—	(92)
ERP system implementation expenses	7	6	3	1	2	2	—	21
Other, net	10	4	2	7	(7)	1	(85)	(68)
Adjusted EBITDA	$863	$1,369	$988	$194	$318	$(66)	$(61)	$3,605
____________
(a)Includes $26 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $80 million and $189 million, respectively, in Texas and East segments.

(c)Includes $10 million gain recognized on the repurchase of TRA Rights in the nine months ended September 30, 2024 (see Note 12 to the Financial Statements).
(d)Represents net of all NDT income (loss) of the PJM nuclear facilities, ARO accretion expense for operating assets and ARO remeasurement impacts for operating assets.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Retail	Texas	East	West	Sunset	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$8,161	$3,061	$3,305	$799	$1,366	$—	$(4,991)	$11,701
Fuel, purchased power costs and delivery fees	(6,879)	(1,546)	(1,494)	(226)	(599)	(2)	4,992	(5,754)
Operating costs	(93)	(680)	(218)	(43)	(190)	(52)	(1)	(1,277)
Depreciation and amortization	(78)	(390)	(488)	(56)	(45)	—	(52)	(1,109)
Selling, general and administrative expenses	(630)	(95)	(57)	(18)	(36)	(24)	(93)	(953)
Impairment of long-lived assets	—	—	—	—	(49)	—	—	(49)
Operating income (loss)	481	350	1,048	456	447	(78)	(145)	2,559
Other income	—	32	2	17	1	105	17	174
Other deductions	—	(1)	—	—	(4)	—	(4)	(9)
Interest expense and related charges	(19)	15	—	8	(2)	(4)	(448)	(450)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	(128)	(128)
Income (loss) before income taxes	462	396	1,050	481	442	23	(708)	2,146
Income tax expense	—	—	(1)	—	—	—	(469)	(470)
Net income (loss)	$462	$396	$1,049	$481	$442	$23	$(1,177)	$1,676
Income tax expense	—	—	1	—	—	—	469	470
Interest expense and related charges (a)	19	(15)	—	(8)	2	4	448	450
Depreciation and amortization (b)	78	458	488	56	45	—	52	1,177
EBITDA before Adjustments	559	839	1,538	529	489	27	(208)	3,773
Unrealized net (gain) loss resulting from commodity hedging transactions	114	703	(1,024)	(338)	(278)	(32)	—	(855)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	128	128
Non-cash compensation expenses	—	—	—	—	—	—	63	63
Transition and merger expenses	(2)	1	—	—	1	—	39	39
Impairment of long-lived assets	—	—	—	—	49	—	—	49
PJM capacity performance default impacts (c)	—	—	3	—	6	—	—	9
Winter Storm Uri impacts (d)	(46)	2	—	—	—	—	—	(44)
Other, net	17	(5)	9	5	38	(1)	(57)	6
Adjusted EBITDA	$642	$1,540	$526	$196	$305	$(6)	$(35)	$3,168
____________
(a)Includes $65 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $68 million in Texas segment.
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

GAAP operating income increased $923 million to operating income of $3.482 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The primary driver for the increase is an $870 million change in unrealized mark-to-market activity as results for the nine months ended September 30, 2024 were favorably impacted by $1.725 billion in pre-tax unrealized mark-to-market gains on derivative positions in the nine months ended September 30, 2024 compared to $855 million in pre-tax unrealized mark-to-market gains on commodity derivative positions due to power and natural gas forward market curves moving down more significantly in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.

In addition to the mark-to-market impacts discussed above, operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were impacted by additional factors including:

Favorable impacts:

•Addition of Energy Harbor in March 2024 with results reflected in the East and Retail segments.
•Expiration of legacy Vistra default service contracts in the East segment which resulted in higher-than-expected migration of customers at rates below prevailing wholesale market prices in the nine months ended September 30, 2023. Similar contracts acquired from Energy Harbor are reflected in the Retail segment and are a driver of the favorable 2024 Retail results.

Unfavorable impacts:

•Decreases in capacity revenues primarily in the Sunset segment.
•Increase in interest expense driven by higher average borrowings and unrealized mark to market losses on interest rate swaps.
•Increase in depreciation and amortization expense driven by addition of assets acquired from Energy Harbor.
•Increase in selling, general and administrative expenses in Retail segment and Corp. and Other driven primarily by the addition of Energy Harbor.

The following table presents operational performance of our retail and generation segments:

	Nine Months Ended September 30,
	Retail		Texas		East		West		Sunset
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	57,234	54,711
Sales volumes in Northeast/Midwest	44,105	19,965
Total retail electricity sales volumes	101,339	74,676
Production volumes (GWh):
Natural gas facilities			34,504	32,809	44,267	45,470	2,921	3,741
Lignite and coal facilities			15,686	17,903					14,122	11,355
Nuclear facilities			15,260	14,471	18,438
Solar facilities			605	638
Capacity factors:
CCGT facilities			60.6%	57.1%	60.7%	62.8%	43.5%	55.9%
Lignite and coal facilities			62.0%	71.0%					46.9%	37.9%
Nuclear facilities			96.7%	92.0%	88.7%
Weather - percent of normal (a):
Cooling degree days	107%	115%	108%	114%	105%	89%	91%	78%	100%	110%
Heating degree days	86%	82%	89%	82%	85%	85%	121%	154%	84%	86%
____________
(a)Reflects cooling degree or heating degree days for the region based on Weather Services International (WSI) data.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Market pricing			Average Market On-Peak Power Prices ($MWh) (b):
Average ERCOT North power price ($/MWh)	$25.75	$56.26	PJM West Hub	$41.24	$38.20
			AEP Dayton Hub	$36.37	$36.16
Average NYMEX Henry Hub natural gas price ($/MMBtu)	$2.19	$2.46	NYISO Zone C	$36.62	$30.12
			Massachusetts Hub	$42.77	$41.49
Average natural gas price (a):			Indiana Hub	$38.16	$39.49
TetcoM3 ($/MMBtu)	$1.98	$1.94	Northern Illinois Hub	$32.39	$32.96
Algonquin Citygates ($/MMBtu)	$2.56	$3.02	CAISO NP15	$38.93	$64.35
___________
(a)    Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
(b)Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

For the nine months ended September 30, 2024, other income totaled $292 million driven by NDT net gains of $170 million, interest income of $50 million, insurance proceeds of $22 million and a gain of $10 million on TRA repurchases. For the nine months ended September 30, 2023, other income totaled $174 million driven by a gain of $89 million from the sale of property in Freestone County, Texas, interest income of $42 million and insurance settlements of $21 million.

Consolidated interest expense and related charges increased $293 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to (i) an increase in interest paid/accrued of $228 million driven by higher average borrowings and rates in 2024 and (ii) unrealized mark-to-market losses on interest rate swaps of $26 million in 2024 compared to unrealized mark-to-market gains on interest rate swaps of $65 million in 2023 due to a decrease in interest rates in the nine months ended September 30, 2024 compared to an increase in interest rates in the nine months ended September 30, 2023. See Note 17 to the Financial Statements.

The following table presents additional changes to Net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2024 Compared to 2023
	Retail (a)	Texas	East (a)	West	Sunset
	(in millions)
Favorable change in realized revenue net of fuel in East driven by addition of Energy Harbor and rolloff of negative margin default service contracts. Unfavorable change in Texas is driven by a decrease in realized margins due to lack of scarcity pricing events compared to 2023	$—	$(132)	$780	$19	$19
Higher retail margins driven by increase in customers, favorable power supply cost, and addition of Energy Harbor retail contracts	260	—	—	—	—
Favorable impact of less Winter Storm Uri bill credits applied	35	—	—	—	—
Increase in plant operating costs due primarily to addition of Energy Harbor in East	—	(34)	(319)	(10)	(6)
Change in SG&A and other primarily due to increase in retail costs related to Energy Harbor	(74)	(5)	1	(11)	—
Change in Adjusted EBITDA	$221	$(171)	$462	$(2)	$13
Unfavorable change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	(7)	(40)	(332)	(8)	(13)
Change in unrealized net gains (losses) on hedging activities (b)	(375)	2,155	(620)	(30)	(236)
Impairment of long-lived assets	—	—	—	—	49
Decommissioning related activities	—	(17)	116	(1)	(6)
PJM capacity performance default impacts	—	—	3	—	6
Winter Storm Uri impact	(46)	2	—	—	—
Other (including interest expenses)	(23)	2	15	(10)	41
Change in Net income (loss)	$(230)	$1,931	$(356)	$(51)	$(146)
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger beginning March 1, 2024.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2024	2023		2024	2023
	(in millions)
Operating revenues	$1	$—	$1	$1	$—	$1
Fuel, purchased power costs and delivery fees	(1)	(1)	—	$(2)	$(2)	$—
Operating costs	$(14)	$(15)	$1	(41)	(52)	11
Selling, general and administrative expenses	(10)	(7)	(3)	(31)	(24)	(7)
Operating loss	(24)	(23)	(1)	(73)	(78)	5
Other income	8	7	1	14	105	(91)
Other deductions	(1)	—	(1)	(2)	—	(2)
Interest expense and related charges	(1)	(1)	—	(3)	(4)	1
Income (loss) before income taxes	(18)	(17)	(1)	(64)	23	(87)
Net income (loss)	$(18)	$(17)	$(1)	$(64)	$23	$(87)
Adjusted EBITDA	$(18)	$(24)	$6	$(68)	$(6)	$(62)

GAAP and Adjusted EBITDA results for the three and nine months ended September 30, 2024 are unfavorable compared to the three and nine months ended September 30, 2023 primarily due to other income of $89 million from the gain on sale of property in Freestone County, Texas in the second quarter of 2023.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As forward power prices materially increased in 2022, our generation segments (Texas, East, West and Sunset) aggressively sold forward power for future years. We entered the 2023 and 2024 calendar years with more than 99% of our expected generation volumes hedged. While settled power prices in the three quarters of 2024 are lower than historical averages, the strategic hedging allowed us to lock in margins above what we would have been able to realize if unhedged. In the East segment, the margins we were able to lock in with hedges for the three and nine months ended September 30, 2024 are higher than the three and nine months ended September 30, 2023 which is driving the increase in realized revenue net of fuel in the generation segments along with the addition of Energy Harbor. In the Texas segment, we materially benefited in the third quarter of 2023 as we were able to sell additional power in times of scarcity when real-time prices were high. There have been minimal scarcity events and periods of high pricing in Texas in 2024 and that is the primary driver of the unfavorable change in realized revenue net of fuel. The forward power sales are also the drivers of the changes in unrealized gains/losses on hedging activities. As power prices increase/decrease in comparison to what our generation segments have sold forward, the generation segments recognize unrealized losses/gains. The retail segment procures power from the generation segments to serve future load obligations and thus changes in forward power prices have an inverse effect on unrealized mark to market for the retail segment as compared to the generation segments. In the first three quarters of 2024, we saw a decrease in forward power prices in all our generation segments compared to our hedged positions which drove material unrealized gains in those segments, partially offset by unrealized losses in our retail segment. In the first three quarters of 2023, the non-Texas generation segments also experienced a decrease in forward power prices compared to our hedged positions which resulted in unrealized gains in those segments partially offset by unrealized losses in our retail segment. In Texas, forward power prices materially increased in the three and nine months ended September 30, 2023 which resulted in unrealized losses in Texas partially offset by unrealized gains in the retail segment.

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2024 and 2023. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $1.725 billion and $855 million in unrealized net gains for the nine months ended September 30, 2024 and 2023, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Commodity contract net liability as of January 1	$(2,740)	$(3,148)
Settlements/termination of positions (a)	1,350	1,585
Changes in fair value of positions in the portfolio (b)	375	(730)
Acquired commodity contracts (c)	(50)	—
Other activity (d)	111	(108)
Commodity contract net liability as of September 30	$(954)	$(2,401)
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

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of September 30, 2024, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of September 30, 2024
Source of Fair Value	Less than 1 year	1-3 years	4-5 years		Excess of 5 years		Total
	(in millions)
Prices actively quoted	$(187)	$4		$29	$		$(154)
Prices provided by other external sources	$(369)	$86	$		$		$(283)
Prices based on models	$(195)	$(363)		$38		$3	$(517)
Total	$(751)	$(273)		$67		$3	$(954)

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

Estimated hedging levels for generation volumes in our Texas, East, West and Sunset segments as of September 30, 2024 were as follows:

	Balance of
	2024	2025
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	100%	66%
Sunset	100%	90%
Natural Gas Generation:
Texas	100%	100%
East	100%	98%
West	100%	99%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $3.210 billion and $4.572 billion in the nine months ended September 30, 2024 and 2023, respectively. The unfavorable change of $1.362 billion was primarily driven by a smaller decrease in net margin deposits (returns of cash related to commodity contracts which support our hedging strategy) as $855 million was returned in the nine months ended September 30, 2024 as compared to $2.271 billion returned in the nine months ended September 30, 2023. This unfavorable variance is partially offset by an increase in cash from realized operating income primarily due to the addition of Energy Harbor.

Depreciation and amortization — Depreciation and amortization expense, as reported as a reconciling adjustment in the condensed consolidated statements of cash flows, exceeds the amount reported in the condensed consolidated statements of operations by $585 million and $333 million for the nine months ended September 30, 2024 and 2023, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel costs in the condensed consolidated statements of operations consistent with industry practice, as well as the amortization of intangible net assets and liabilities. These are reported under various line items in the other condensed consolidated statements of operations, including operating revenues, fuel and purchased power costs, and delivery fees (see Note 7 to the Financial Statements).

Investing Cash Flows

Cash used in investing activities totaled $4.959 billion and $1.382 billion in the nine months ended September 30, 2024 and 2023, respectively. The increase of $3.577 billion was driven primarily by (a) $3.1 billion used to fund the Energy Harbor Merger and (b) a $386 million increase in capital expenditures driven by higher nuclear fuel purchases.

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in millions)
Capital expenditures, including LTSA prepayments	$(602)	$(575)	$(27)
Nuclear fuel purchases	(445)	(174)	(271)
Growth and development expenditures	(601)	(513)	(88)
Total capital expenditures	(1,648)	(1,262)	(386)
Energy Harbor acquisition (net of cash acquired)	(3,065)	—	(3,065)
Net purchases of environmental allowances	(364)	(218)	(146)
Proceeds from sales of property, plant and equipment, including nuclear fuel	137	111	26
Other investing activity	(19)	(13)	(6)
Cash used in investing activities	$(4,959)	$(1,382)	$(3,577)

Financing Cash Flows

Cash used in financing activities totaled $850 million and $490 million in the nine months ended September 30, 2024 and 2023, respectively. In both periods, the primary driver of the net outflows is share repurchases and dividends partially offset by net new borrowings as detailed below.

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in millions)
Share repurchases	$(1,021)	$(866)	$(155)
Issuances of long-term debt	2,200	1,750	450
Other net long-term borrowings (repayments)	(2,269)	(21)	(2,248)
Net short-term borrowings (repayments)	—	(650)	650
Net borrowings (repayments) under the accounts receivable financing facilities	750	(425)	1,175
Dividends paid to common stockholders	(230)	(228)	(2)
Dividends paid to preferred stockholders	(98)	(75)	(23)
Dividends paid to noncontrolling interest in subsidiary	(15)	—	(15)
TRA Repurchase and tender offer — return of capital	(122)	—	(122)
Other financing activity	(45)	25	(70)
Cash used in financing activities	$(850)	$(490)	$(360)

Debt Activity

We remain committed to a strong balance sheet and have continued to state our objective to reduce our consolidated net leverage. We also intend to maintain adequate liquidity and pursue opportunities to refinance our long-term debt to extend maturities.

Increases in interest rates have resulted in, and will likely continue to result in, increased borrowing costs.

See Note 9 to the Financial Statements for details of the Receivables Facility, Repurchase Facility, Vistra Operations Credit Facilities, Commodity-Linked Facility and other long-term debt.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2024:

	September 30, 2024	December 31, 2023	Change
	(in millions)
Cash and cash equivalents (a)	$905	$3,485	$(2,580)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	2,457	1,213	1,244
Vistra Operations — Commodity-Linked Facility (c)	633	1,101	(468)
Total available liquidity (d)(e)	$3,995	$5,799	$(1,804)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the nine months ended September 30, 2024. The decrease includes $3.1 billion that was used to fund the Energy Harbor Merger.
(b)The increase in availability for the nine months ended September 30, 2024 was driven by a $1.244 billion decrease in letters of credit outstanding under the facility. In October 2024, Vistra Operations amended the Revolving Credit Facility which, among other things, increased the revolving credit commitments to $3.440 billion and extended the maturity date to October 11, 2029.
(c)As of both September 30, 2024 and December 31, 2023, the borrowing bases are less than the facility limit of $1.575 billion. As of September 30, 2024, available capacity reflects the borrowing base of $633 million and no cash borrowings. As of December 31, 2023, available capacity reflects the borrowing base of $1.101 billion and no cash borrowings. In October 2024, Vistra Operations amended the Commodity-Linked Facility which, among other things, increased the aggregate available commitments to $1.75 billion and extended the maturity date to October 1, 2025.

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

We believe that we will have access to sufficient liquidity to fund our other anticipated cash requirements through at least the next 12 months, including the upcoming payments associated with the acquisition of the noncontrolling interest in Vistra Vision discussed in Note 2 to the Financial Statements. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Including obligations assumed in the Energy Harbor Merger, our obligations under commodity purchase and services agreements, including capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments, are expected to total approximately $3.0 billion in fiscal year 2024, $4.3 billion in 2025-2026, $1.6 billion in 2027-2028 and $1.2 billion thereafter.

Capital Expenditures

Estimated 2024 capital expenditures and nuclear fuel purchases as of November 4, 2024 total approximately $2.053 billion and include:

•$808 million for investments in generation and mining facilities;
•$707 million for solar and energy storage development;
•$361 million for nuclear fuel purchases; and
•$177 million for other growth expenditures.

Share Repurchase Program

In October 2021, we announced that the Board authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding shares of common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021, at which time it superseded the 2020 Share Repurchase Program (described below) and any authorization remaining as of such date. In August 2022, March 2023, February 2024 and October 2024, the Board authorized incremental amounts of $1.25 billion, $1.0 billion, $1.5 billion and $1.0 billion, respectively, for repurchases to bring the total authorized under the Share Repurchase Program to $6.75 billion as of November 4, 2024.

The following table provides information about our repurchases of common stock for the period between January 1, 2024 and November 4, 2024:

	$6.750 billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2024	6,138,773	$46.21	$284
Three Months Ended June 30, 2024	3,946,797	83.31	328
Three Months Ended September 30, 2024 (a)	4,849,061	82.90	402
Nine Months Ended September 30, 2024	14,934,631	$67.92	$1,014	$1,236
October 1, 2024 through November 4, 2024	500,151	126.44	63
January 1, 2024 through November 4, 2024 (b)	15,434,782	$69.82	$1,077	$2,173
____________
(a)Shares repurchased include 52,833 of unsettled shares for $6 million as of September 30, 2024.
(b)In October 2024, the Board authorized $1.0 billion for additional repurchases under the Share Repurchase Program.

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

As of September 30, 2024, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$970 million in cash and Eligible Assets have been posted with counterparties as compared to $1.244 billion posted as of December 31, 2023;
•$175 million in cash has been received from counterparties as compared to $45 million received as of December 31, 2023;
•$2.013 billion in letters of credit have been posted with counterparties as compared to $2.408 billion posted as of December 31, 2023; and
•$143 million in letters of credit have been received from counterparties as compared to $143 million received as of December 31, 2023.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $25 million in federal income tax payments, $60 million in state income tax payments and $1 million in TRA payments, offset by $3 million in state tax refunds.

For the nine months ended September 30, 2024, there were $2 million in federal income tax payments, $52 million in state income tax payments, $8 million in state income tax refunds and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, for periods prior to the October 2024 amendments, in general, was applicable when the aggregate revolving borrowings and issued revolving letters of credit exceeded 30% of the revolving commitments, provided that solely with respect to the Revolving Credit Facility only such amounts in excess of $300 million were taken into account for purposes of determining whether a compliance period was in effect), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of September 30, 2024, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement and Secured LOC Facilities financial covenants.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of September 30, 2024, Vistra has posted letters of credit in the amount of $95 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $585 million in the form of letters of credit, $81 million in the form of a surety bond and $3 million of cash as of September 30, 2024 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $300 million and 17.5% of Consolidated EBITDA may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.481 billion and zero, respectively, as of September 30, 2024.

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

A default by Vistra Zero or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greater of $100 million and 75% of Consolidated EBITDA may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $697 million as of September 30, 2024.

Under the UPAs, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary that results in the acceleration of such indebtedness in an aggregate amount that exceeds the greater of 1.5% of total assets and $600 million may result in a cross default under the UPAs. Such a default would result in the payment obligations under the UPA of Vistra Vision Holdings and/or any guarantor thereunder becoming immediately due and payable.

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

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(in millions)
Month-end average VaR	$274	$190
Month-end high VaR	$371	$423
Month-end low VaR	$196	$115

The month-end average VaR risk measure increased in 2024 due to higher volumes following the Energy Harbor Merger.

Price Sensitivities

The following sensitivity table provides approximate estimates of the potential impact of movements in power prices and spark spreads (the difference between the power revenue and fuel expense of natural gas-fired generation as calculated using an assumed Heat Rate of 7.2 MMBtu/MWh) on realized pre-tax earnings (in millions) taking into account the hedge positions noted above for the periods presented. The residual natural gas position is calculated based on two steps: first, calculating the difference between actual Heat Rates of our natural gas generation units and the assumed 7.2 Heat Rate used to calculate the sensitivity to spark spreads; and second, calculating the residual natural gas exposure that is not already included in the natural gas generation spark spread sensitivity shown in the table below. The estimates related to price sensitivity are based on our expected generation, related hedges and forward prices as of September 30, 2024.

	Balance of 2024	2025
	(in millions)
Texas:
Nuclear/Renewable/Coal Generation: $2.50/MWh increase in power price	$8	$12
Nuclear/Renewable/Coal Generation: $2.50/MWh decrease in power price	$—	$—
Natural Gas Generation: $1.00/MWh increase in spark spread	$—	$—
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$12
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$(12)
East:
Nuclear Generation: $2.50/MWh increase in power price	$12	$40
Nuclear Generation: $2.50/MWh decrease in power price	$—	$(19)
Natural Gas Generation: $1.00/MWh increase in spark spread	$—	$1
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$(1)	$(20)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$1	$20
West:
Natural Gas Generation: $1.00/MWh increase in spark spread	$—	$—
Natural Gas Generation: $1.00/MWh decrease in spark spread	$—	$—
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1
Sunset:
Coal Generation: $2.50/MWh increase in power price	$—	$6
Coal Generation: $2.50/MWh decrease in power price	$—	$(7)
Residual Natural Gas Position: $0.25/MMBtu increase in natural gas price	$—	$(1)
Residual Natural Gas Position: $0.25/MMBtu decrease in natural gas price	$—	$1

Interest Rate Risk

We manage our interest rate risk to limit the impact of interest rate changes on our results of operations and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates.

As of September 30, 2024, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $9 million taking into account the interest rate swaps discussed in Note 10 to Financial Statements. The inflationary environment continues to drive elevated interest rates, resulting in increased recently completed and expected refinancing or borrowing costs. See Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations – Significant Activities and Events, and Items Influencing Future Performance – Macroeconomic Conditions.

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

Credit Exposure

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.919 billion as of September 30, 2024.

As of September 30, 2024, Retail segment credit exposure totaled approximately $1.913 billion, including $1.902 billion of trade accounts receivable and $11 million related to derivatives. Cash deposits and letters of credit held as collateral for these receivables totaled $69 million, resulting in a net exposure of $1.844 billion. Allowances for uncollectible accounts receivable are established for the expected loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

As of September 30, 2024, aggregate Texas, East, Sunset and Asset Closure segments credit exposure totaled $1.006 billion including $889 million related to derivative assets and $117 million of trade accounts receivable, after taking into account master netting agreement provisions but excluding collateral impacts.

Including collateral posted to us by counterparties, our net Texas, East, Sunset and Asset Closure segments exposure was $744 million, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of September 30, 2024. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
	(in millions)
Investment grade	$706	$172	$534
Below investment grade or no rating	300	90	210
Totals	$1,006	$262	$744

Significant (i.e., 10% or greater) concentration of credit exposure exists with one counterparty, which represents an aggregate $250 million, or 34%, of our total net exposure as of September 30, 2024. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit ratings, the counterparty's market role and deemed creditworthiness and the importance of our business relationship with the counterparty. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us.

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at September 30, 2024. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the fiscal quarter covered by this quarterly report on Form 10-Q, other than additional controls associated with the integration of Energy Harbor due to the Energy Harbor Merger, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2024	1,515,716	$81.11	1,515,716	$1,515
August 1 - August 31, 2024	1,718,010	$79.95	1,718,010	$1,377
September 1 - September 30, 2024	1,615,335	$87.71	1,615,335	$1,236
For the quarter ended September 30, 2024	4,849,061	$82.90	4,849,061	$1,236

In October 2021, we announced that the Board had authorized a share repurchase program (Share Repurchase Program) under which up to $2.0 billion of our outstanding common stock may be repurchased. The Share Repurchase Program became effective on October 11, 2021. In August 2022, March 2023, February 2024 and October 2024, the Board authorized incremental amounts of $1.25 billion, $1.0 billion, $1.5 billion and $1.0 billion, respectively, for repurchases to bring the total authorized under the Share Repurchase Program to $6.75 billion as of November 4, 2024. We expect to complete repurchases under the Share Repurchase Program by the end of 2026.

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

Item 5.OTHER INFORMATION

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 4, 2020)	3.1	—	Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.)

3.2	0001-38086 Form 8-K (filed June 29, 2020)	3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of Vistra Energy Corp. (now known as Vistra Corp.), effective July 2, 2020

3.3	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.4	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.5	0001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

Exhibits	Previously Filed With File Number*	As Exhibit
(3(ii))	By-laws

3.6	0001-38086 Form 8-K (filed November 5, 2024)	3.1	—	Amended and Restated Bylaws of Vistra Corp., effective October 30, 2024

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed July 12, 2024)	4.1	—
Fifteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2024, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed July 12, 2024)	10.1	—
Amendment No. 5 to Master Framework Agreement, dated as of July 11, 2024, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators name therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

10.2	0001-38086 Form 8-K (filed July 12, 2024)	10.2	—	Amendment No. 4 to Master Repurchase Agreement, dated as of July 11, 2024, by and among TXU Energy Retail Company LLC, as seller and MUFG Bank, Ltd., as buyer

10.3	0001-38086 Form 8-K (filed September 24, 2024)	10.1	—	Unit Purchase Agreement, dated September 18, 2024, by and among Vistra Operations Company LLC, Vistra Vision Holdings I LLC, and VV Aggregator Holdings 1 LLC

10.4	0001-38086 Form 8-K (filed September 24, 2024)	10.2	—	Unit Purchase Agreement, dated September 18, 2024, by and among Vistra Operations Company LLC, Vistra Vision Holdings I LLC, and certain funds and accounts advised by Nuveen Asset Management, LLC

10.5	**		—
Eighth Amendment to Credit Agreement, dated as of October 2, 2024, among Vistra Operations Company LLC, as Borrower, Vistra Intermediate Company LLC, as Holdings, Citibank, N.A., as Administrative Agent and as Collateral Agent, and the other lenders party thereto

10.6	**		—
Sixteenth Amendment to the Credit Agreement, dated October 11, 2024, by and among Vistra Operations Company LLC (as Borrower), Vistra Intermediate Company LLC (as Holdings), the guarantors party thereto, the revolving credit lenders and revolving letter of credit issuers party thereto, and Citibank, N.A. (as Administrative Agent and as Collateral Agent)

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
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 7, 2024