Form 10-Q
period 2025-03-31
Vistra Corp.
filed 2025-05-08
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2025
Common stock, par value $0.01 per share	339,331,954

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

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets
Vistra Zero Operating	Vistra Zero Operating Company, LLC, an indirect, wholly owned subsidiary of Vistra
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency
FERC	U.S. Federal Energy Regulatory Commission
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board
IRS	U.S. Internal Revenue Service

MSHA	U.S. Mine Safety and Health Administration
NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
Securities Act	Securities Act of 1933, as amended
General Terms:
2024 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025
ARO	asset retirement and mining reclamation obligation
BCOP Credit Agreement	credit agreement, dated as of December 16, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among BCOP, the lenders and issuing banks party thereto, the administrative agent, and collateral agent and the other parties named therein
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
CME	Chicago Mercantile Exchange
CO2	carbon dioxide
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ERP	enterprise resource program
ESS	energy storage system
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
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
Vistra Zero Credit Agreement
credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero Operating, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments, and the growth of our businesses and operations, including potential transactions with large load facilities at our nuclear and natural gas plants (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective," and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks which could cause our actual results to differ materially from those projected in or implied by such forward looking statements. Any such forward-looking statement is qualified in its entirety by reference to the discussion in (i) Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2024 Form 10-K, and (ii) Part I, Item 2 Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q.

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
v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended March 31,
	2025	2024
Operating revenues	$3,933	$3,054
Fuel, purchased power costs, and delivery fees	(2,447)	(1,716)
Operating costs	(693)	(498)
Depreciation and amortization	(522)	(403)
Selling, general, and administrative expenses	(391)	(351)
Operating income (loss)	(120)	86
Other income (deductions), net	(5)	87
Interest expense and related charges	(319)	(170)
Impacts of Tax Receivable Agreement	—	(5)
Net loss before income taxes	(444)	(2)
Income tax benefit	176	20
Net income (loss)	$(268)	$18
Net income attributable to noncontrolling interest	—	(53)
Net loss attributable to Vistra	$(268)	$(35)
Cumulative dividends attributable to preferred stock	(49)	(49)
Net loss attributable to Vistra common stock	$(317)	$(84)
Weighted average shares of common stock outstanding:
Basic	339,799,989	348,966,197
Diluted	339,799,989	348,966,197
Net loss per weighted average share of common stock outstanding:
Basic	$(0.93)	$(0.24)
Diluted	$(0.93)	$(0.24)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(268)	$18
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $— and $—)	—	—
Total other comprehensive income	—	—
Comprehensive income (loss)	$(268)	$18
Comprehensive income attributable to noncontrolling interest	—	(53)
Comprehensive loss attributable to Vistra	$(268)	$(35)

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$561	$1,188
Restricted cash	29	28
Trade accounts receivable — net	1,924	1,982
Inventories	960	970
Commodity and other derivative contractual assets	3,335	2,587
Margin deposits related to commodity contracts	579	406
Margin deposits posted under affiliate financing agreement	446	435
Prepaid expense and other current assets	596	523
Total current assets	8,430	8,119
Restricted cash	6	6
Investments	4,476	4,512
Property, plant and equipment — net	17,716	18,173
Goodwill	2,810	2,807
Identifiable intangible assets — net	2,321	2,213
Commodity and other derivative contractual assets	769	740
Accumulated deferred income taxes	9	9
Other noncurrent assets	1,691	1,191
Total assets	$38,228	$37,770
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing	$1,082	$750
Long-term debt due currently	882	880
Forward repurchase obligation due currently	723	703
Trade accounts payable	1,328	1,510
Commodity and other derivative contractual liabilities	4,646	3,351
Margin deposits related to commodity contracts	5	49
Accrued taxes other than income	101	209
Accrued interest	244	193
Asset retirement obligations	136	142
Other current liabilities	606	645
Total current liabilities	9,753	8,432
Margin deposits financing with affiliate	446	435
Long-term debt, less amounts due currently	15,423	15,418
Forward repurchase obligation, less amounts due currently	632	632
Commodity and other derivative contractual liabilities	1,459	1,367
Accumulated deferred income taxes	512	697
Asset retirement obligations	3,937	3,936
Other noncurrent liabilities and deferred credits	1,228	1,270
Total liabilities	33,390	32,187
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2025	December 31, 2024
Commitments and Contingencies
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 340,048,488 and 339,754,307 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	5	5
Treasury stock, at cost (211,435,313 and 208,998,299 shares at March 31, 2025 and December 31, 2024, respectively)	(6,248)	(5,912)
Additional paid-in-capital	9,407	9,435
Accumulated deficit	(835)	(454)
Accumulated other comprehensive income	20	20
Stockholders' equity	4,825	5,570
Noncontrolling interest in subsidiary	13	13
Total equity	4,838	5,583
Total liabilities and equity	$38,228	$37,770

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2025	2024
Cash flows — operating activities:
Net income (loss)	$(268)	$18
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	772	555
Deferred income tax benefit, net	(185)	(23)
Unrealized net loss from mark-to-market valuations of commodities	567	176
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	48	(47)
Unrealized net (gain) loss from nuclear decommissioning trusts	15	(28)
Asset retirement obligation accretion expense	34	19
Bad debt expense	44	36
Stock-based compensation expense	21	21
Other, net	57	(28)
Changes in operating assets and liabilities:
Margin deposits, net	(217)	128
Accrued interest	51	(3)
Accrued taxes	(109)	(111)
Accrued employee incentive	(177)	(169)
Other operating assets and liabilities	(54)	(232)
Cash provided by operating activities	599	312
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(768)	(465)
Energy Harbor acquisition (net of cash acquired)	—	(3,070)
Proceeds from sales of nuclear decommissioning trust fund securities	2,107	214
Investments in nuclear decommissioning trust fund securities	(2,112)	(220)
Proceeds from sales of environmental allowances	21	17
Purchases of environmental allowances	(307)	(131)
Proceeds from sale of property, plant and equipment, including nuclear fuel	—	127
Other, net	(2)	—
Cash used in investing activities	(1,061)	(3,528)
Cash flows — financing activities:
Issuances of long-term debt	—	700
Repayments/repurchases of debt	(6)	(756)
Net borrowings (repayments) under accounts receivable financing	332	875
Borrowings under Commodity-Linked Facility	—	500
Stock repurchases	(337)	(291)
Dividends paid to common stockholders	(83)	(77)
Dividends paid to preferred stockholders	(21)	—
Tax withholding on stock based compensation	(50)	(12)
TRA Repurchase and tender offer — return of capital	—	(122)
Other, net	1	(24)
Cash (used in) provided by financing activities	(164)	793
Net change in cash, cash equivalents and restricted cash	(626)	(2,423)
Cash, cash equivalents and restricted cash — beginning balance	1,222	3,539
Cash, cash equivalents and restricted cash — ending balance	$596	$1,116
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net income (loss)	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans (a)	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (b)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
____________
(a)Includes cash payments to cover tax withholding obligations upon the vesting of stock-based incentive compensation plans of $50 million and $12 million for the three months ended March 31, 2025 and 2024, respectively.
(b)See Note 2 for additional information regarding activity associated with noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BUSINESS, SIGNIFICANT ACCOUNTING POLICIES, SIGNIFICANT EVENTS, AND RECENT DEVELOPMENTS

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

Vistra has five reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, and (v) Asset Closure. See Note 16 for additional information.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2024 Form 10-K. All intercompany items and transactions have been eliminated in consolidation. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The amendments only apply to income tax disclosures and we do not expect adoption to have a material impact on our consolidated financial statements.

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

Significant Events

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February, but the two battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service at some point later this year. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of March 31, 2025, the net book value of the Moss Landing 100 facility was approximately $170 million.

As a result of the damage caused by the Moss Landing Incident, during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 6 and 16). We have recognized expense of approximately $7 million for costs incurred to respond to the Moss Landing Incident through March 31, 2025. As of March 31, 2025, we accrued approximately $70 million in obligations related to the Moss Landing Incident including approximately $30 million for anticipated air and soil monitoring requirements and $40 million for the expected costs of decommissioning the Moss Landing 300 structure, which includes demolition of the structure, removing and disposing of the batteries, and fulfilling land reclamation obligations (see Note 13). Additional costs incurred from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs and penalties under contracts. We are currently unable to estimate the full impact the Moss Landing Incident will have on us as our estimate will evolve as demolition progresses.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles. As of March 31, 2025, the insurance receivable asset related to expenses we believe are probable of recovery from property damage insurance was $425 million recorded as offsets to the costs and expenses incurred, in other noncurrent assets on the condensed consolidated balance sheet.

Recent Developments

BCOP Project-level Credit Facilities

On April 1, 2025, term loans under the BCOP project-level Construction/Term Loan Facility of $75 million and $46 million were funded for the Baldwin and Coffeen projects, respectively, pursuant to the BCOP Credit Agreement. On March 31, 2025, BCOP also entered into interest rate swaps that became effective on April 1, 2025 to hedge approximately $108 million of the floating rate term loans funded under the Construction/Term Loan Facility. See Notes 9 and 10 for additional information.

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

Provisional fair value measurements were made for acquired assets and liabilities in the first quarter of 2024 and adjustments to those measurements were made through March 1, 2025 (the end of the measurement period). The final fair values assigned to assets acquired and liabilities assumed are as follows:

	Fair Value as of March 1, 2024	Measurement Period Adjustments recorded since March 1, 2024
	(in millions)
Cash and cash equivalents	$35	$5
Trade accounts receivables, inventories, prepaid expenses and other current assets	540	2
Investments (a)	2,021	—
Property, plant and equipment (b)	5,616	(4)
Identifiable intangible assets (c)	444	16
Commodity and other derivative contractual assets (d)	129	(11)
Other noncurrent assets	62	54
Total identifiable assets acquired	8,847	62

Trade accounts payable and other current liabilities	318	55
Long-term debt, including amounts due currently	413	—
Commodity and other derivative contractual liabilities (d)	179	—
Accumulated deferred income taxes	1,314	(50)
Asset retirement obligations (e)	1,368	—
Identifiable intangible liabilities	55	(18)
Other noncurrent liabilities and deferred credits	20	8
Total identifiable liabilities assumed	3,667	(5)
Identifiable net assets acquired	5,180	67
Goodwill (f)	227	(67)
Net assets acquired	$5,407
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

The following unaudited pro forma financial information for the three months ended March 31, 2024 assumes that the Energy Harbor Merger occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Three Months Ended March 31, 2024
(in millions)
Revenues	$3,777
Net income	$69

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

Acquisition costs incurred in the Energy Harbor Merger totaled $24 million for the three months ended March 31, 2024, and are classified as selling, general, and administrative expenses in the condensed consolidated statements of operations.

Acquisition of Noncontrolling Interest

On September 18, 2024, Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with each of Nuveen and Avenue, pursuant to which Vistra Vision Holdings agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash. The UPAs contained certain closing conditions outside our control that represent conditional redemption obligations that required us to reflect the transaction as redeemable noncontrolling interest within the mezzanine section of the consolidated balance sheet as of September 30, 2024. The UPAs were amended prior to close to accelerate principal payments to Avenue and certain Nuveen noncontrolling interest holders. The transaction closed on December 31, 2024, with all closing conditions met. Upon closing, we reclassified the remaining future payments attributable to the redeemable noncontrolling interest to a financing obligation. See Note 9 for additional information.

3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,986	$—	$—	$—	$—	$—	$1,986
Retail energy charge in Northeast/Midwest	1,039	—	—	—	—	—	1,039
Wholesale generation revenue from ISO/RTO	—	78	770	26	—	—	874
Capacity revenue from ISO/RTO (a)	—	—	20	—	—	—	20
Revenue from other wholesale contracts	—	129	130	68	4	—	331
Total revenue from contracts with customers	3,025	207	920	94	4	—	4,250
Other revenues:
Transferable PTC revenues (b)	—	2	—	—	—	—	2
Hedging revenues — realized	274	(27)	(78)	26	—	—	195
Hedging revenues — unrealized	(157)	(143)	(250)	36	1	—	(513)
Intangible amortization and other revenues	—	—	(1)	—	—	—	(1)
Intersegment sales (c)	26	171	789	1	(1)	(986)	—
Total other revenues	143	3	460	63	—	(986)	(317)
Total revenues	$3,168	$210	$1,380	$157	$4	$(986)	$3,933
____________
(a)Includes $73 million of capacity sold offset by $53 million of capacity purchased in each ISO/RTO in the East segment. If the net capacity purchased or sold in an ISO/RTO results in a net capacity purchase, the net purchase is included in fuel, purchased power costs, and delivery fees.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.
(c)The Texas and East segments include $883 million and $271 million, respectively, of intersegment unrealized net losses, and West segment includes $1 million of intersegment net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended March 31, 2024
	Retail	Texas	East (a)	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,702	$—	$—	$—	$—	$—	$1,702
Retail energy charge in Northeast/Midwest (a)	663	—	—	—	—	—	663
Wholesale generation revenue from ISO/RTO	—	68	333	79	9	—	489
Capacity revenue from ISO/RTO (b)	—	—	19	—	—	—	19
Revenue from other wholesale contracts	—	104	125	57	—	—	286
Total revenue from contracts with customers	2,365	172	477	136	9	—	3,159
Other revenues:
Transferable PTC revenues	—	2	—	—	—	—	2
Hedging revenues — realized	278	(110)	74	3	(4)	—	241
Hedging revenues — unrealized	(155)	(132)	(200)	136	4	—	(347)
Intangible amortization and other revenues	—	—	(1)	—	—	—	(1)
Intersegment sales (c)	6	527	506	1	—	(1,040)	—
Total other revenues	129	287	379	140	—	(1,040)	(105)
Total revenues	$2,494	$459	$856	$276	$9	$(1,040)	$3,054
____________
(a)Includes revenues associated with March 2024 operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $40 million of capacity sold offset by $21 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs, and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $7 million offset by $2 million of capacity sold within the East segment.
(c)Texas and East segments include $490 million and $291 million, respectively, of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of March 31, 2025, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled.

	Balance of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
	(in millions)
Remaining performance obligations	$934	$832	$292	$122	$62	$548	$2,790

Trade Accounts Receivable

	March 31, 2025	December 31, 2024
	(in millions)
Wholesale and retail trade accounts receivable	$1,999	$2,061
Allowance for credit losses	(75)	(79)
Trade accounts receivable — net	$1,924	$1,982

Trade accounts receivable from contracts with customers — net	$1,494	$1,514
Other trade accounts receivable — net	430	468
Trade accounts receivable — net	$1,924	$1,982

Gross trade accounts receivable as of March 31, 2025 and December 31, 2024 include unbilled retail revenues of $737 million and $802 million, respectively.

Allowance for Credit Losses on Accounts Receivable

	Three Months Ended March 31,
	2025	2024
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$79	$61
Increase for bad debt expense	44	36
Decrease for account write-offs	(48)	(36)
Allowance for credit losses on accounts receivable at end of period	$75	$61

4.    GOVERNMENT ASSISTANCE

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which introduced various energy tax credits. Among these, it acknowledged the importance of existing carbon-free nuclear power by establishing a nuclear Production Tax Credit under section 45U (nuclear PTC), a solar PTC, and a new stand-alone battery storage investment tax credit. The nuclear PTC provides a federal tax credit of up to $15 per MWh, subject to phase out as power prices increase above $25 per MWh, to existing nuclear facilities from 2024 through 2032 subject to an annual inflation adjustment. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance.

Sales of Transferable PTCs

In January 2025, we sold $200 million of transferable nuclear PTCs we recognized from qualifying 2024 nuclear production. Cash consideration from the sale will be received in installments through July 2025, with the initial cash installment received in January 2025.

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

Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net loss before income taxes	$(444)	$(2)
Income tax benefit	$176	$20
Effective tax rate	39.6%	1,000.0%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended March 31, 2025, the effective tax rate of 39.6% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes and permanent differences recorded discretely related to stock-based compensation.

For the three months ended March 31, 2024, the effective tax rate of 1,000.0% was higher than the U.S. federal statutory rate of 21% due primarily to the level of pre-tax earnings during the period and permanent difference recorded discretely related to stock-based compensation, partially offset by mark-to-market losses.

IRA

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. We do not expect Vistra to be subject to the CAMT in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes. See Note 4 for additional information.

6.    PROPERTY, PLANT, AND EQUIPMENT

Our property, plant, and equipment consist of our power generation assets, related mining assets, land, information systems hardware, capitalized corporate office lease space, and other leasehold improvements. Land and construction work in progress are not depreciated.

	March 31, 2025	December 31, 2024
	(in millions)
Power generation and structures	$22,303	$22,783
Office and other equipment	172	160
Land	603	603
Construction work in progress	1,394	1,060
Finance lease right-of-use assets	186	186
Nuclear fuel	2,032	1,843
Property, plant and equipment — gross	26,690	26,635
Less accumulated depreciation	(8,415)	(8,020)
Less finance lease right-of-use assets accumulated amortization	(35)	(33)
Less accumulated amortization on nuclear fuel	(524)	(409)
Property, plant and equipment — net	$17,716	$18,173

Depreciation and amortization of property, plant, and equipment (including the classification in the condensed consolidated statements of operations) consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$479	$365
Finance lease right-of-use assets	Depreciation and amortization	2	2
Nuclear fuel	Fuel, purchased power costs, and delivery fees	111	49
Total property, plant, and equipment expense		$592	$416

Retirement of Generation Facilities

Below are our facilities that are retired or have an announced retirement date. Operating results for generation facilities with defined retirement dates are included in our Asset Closure segment at the beginning of the calendar year the retirement is expected to occur. The Moss Landing 300 facility was transferred to the Asset Closure segment during the first quarter of 2025 as we do not plan to return the asset to operations. See Note 1 for additional information.

Facility	Location	ISO/RTO	Fuel Type	Net Capacity (MW)	Expected or Actual Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2027	East
Coleto Creek (b)	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Texas
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	East
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the end of 2027	East
Newton	Newton, IL	MISO	Coal	615	By the end of 2027	East
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Asset Closure
Total				5,163
____________
(a)Generation facilities may retire earlier than expected dates disclosed if economic or other conditions dictate.
(b)The Company intends to repower Coleto Creek as a gas-fueled facility upon its retirement as a coal-fueled facility.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of March 31, 2025 and December 31, 2024, the carrying value of goodwill totaled $2.810 billion and $2.807 billion, respectively.

	Retail Segment	Texas Segment
	Retail Reporting Unit (a)	Texas Generation Reporting Unit	Goodwill Pending Allocation	Total Goodwill
	(in millions)
Balance at December 31, 2024	$2,461	$122	$224	$2,807
Measurement period adjustment recorded in connection with the Energy Harbor Merger (b)	227	—	(224)	3
Balance at March 31, 2025	$2,688	$122	$—	$2,810
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Includes the allocation of goodwill attributable to the Energy Harbor acquisition to the retail reporting unit (see Note 2 for additional information).

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2025			December 31, 2024
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$1,999	$174	$2,173	$1,977	$196
Software and other technology-related assets	616	312	304	601	293	308
Retail and wholesale contracts	503	373	130	503	353	150
Long-term service agreements	18	5	13	18	5	13
Other identifiable intangible assets (a)	373	14	359	218	13	205
Total identifiable intangible assets subject to amortization	$3,683	$2,703	980	$3,513	$2,641	872
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,321			$2,213
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2025	December 31, 2024
	(in millions)
Long-term service agreements	$104	$108
Wholesale power and fuel purchase contracts	45	47
Total identifiable intangible liabilities	$149	$155

Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
		(in millions)
Retail customer relationships	Depreciation and amortization	$23	$22
Software and other technology-related assets	Depreciation and amortization	18	13
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(2)	1
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	136	103
Total intangible asset expense, net		$175	$139
___________
(a)Amounts include all expenses associated with environmental allowances including expenses accrued to comply with emissions allowance programs and renewable portfolio standards which are presented in fuel, purchased power costs and delivery fees in the condensed consolidated statements of operations. Emissions allowance obligations are accrued as associated electricity is generated and renewable energy certificate obligations are accrued as retail electricity delivery occurs.

Estimated Amortization of Identifiable Intangible Assets

As of March 31, 2025, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2025	$237
2026	$177
2027	$80
2028	$59
2029	$41

8.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

In 2023, Vistra Operations entered into a facility agreement with a Delaware trust formed by the Company (the Trust) that sold 450,000 pre-capitalized trust securities (P-Caps) redeemable May 17, 2028 for an initial purchase price of $450 million. The Trust is not consolidated by Vistra. The Trust invested the proceeds from the sale of the P-Caps in a portfolio of either (a) U.S. Treasury securities (Treasuries) or (b) Treasuries and/or principal and interest strips of Treasuries (Treasury Strips, and together with the Treasuries and cash denominated in U.S. dollars, (the Eligible Assets). At the direction of Vistra Operations, the Eligible Assets held by the Trust can be (i) delivered to one or more designated subsidiaries of Vistra Operations in order to allow such subsidiaries to use the Eligible Assets to meet certain posting obligations with counterparties, and/or (ii) pledged as collateral support for a letter of credit program.

As of March 31, 2025 and December 31, 2024, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $446 million and $435 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 8 to the Financial Statements in our 2024 Form 10-K for additional information.

9.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Long-term debt, including amounts due currently:
Project-level debt	$1,064	$1,064
Vistra Operations debt	15,399	15,405
Long -term debt before unamortized premiums, discounts and issuance costs	16,463	16,469
Unamortized premiums, discounts and issuance costs	(158)	(171)
Long-term debt including amounts due currently	$16,305	$16,298
Accounts receivable financing	$1,082	$750
Forward repurchase obligation	$1,355	$1,335

Long-Term Debt

The Company's long-term debt obligations, including amounts due currently consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,469	$2,475
BCOP Credit Facility, Tax Credit Bridge Loan due November 1, 2025 / December 3, 2026	367	367
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	697
Vistra Operations Senior Secured Notes:
5.125% Senior Secured Notes, due May 13, 2025	744	744
5.050% Senior Secured Notes, due December 30, 2026	500	500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
6.000% Senior Secured Notes, due April 15, 2034	500	500
5.700% Senior Secured Notes, due December 30, 2034	750	750
Total Vistra Operations Senior Secured Notes	5,144	5,144
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 15, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
6.875% Senior Unsecured Notes, due April 15, 2032	1,000	1,000
Total Vistra Operations Senior Unsecured Notes	7,300	7,300
Other:
Equipment Financing Agreements	55	55
Total other long-term debt	55	55
Unamortized debt premiums, discounts and issuance costs	(158)	(171)
Total long-term debt including amounts due currently	16,305	16,298
Less amounts due currently	(882)	(880)
Total long-term debt, less amounts due currently	$15,423	$15,418

Long-Term Debt Maturities

Long-term debt maturities as of March 31, 2025 are as follows:

March 31, 2025
(in millions)
Remainder of 2025	$879
2026	1,792
2027	3,427
2028	27
2029	2,177
Thereafter	8,161
Unamortized premiums, discounts and debt issuance costs	(158)
Total long-term debt, including amounts due currently	$16,305

Credit Facilities

Our credit facilities and related available capacity as of March 31, 2025 are presented below.

		March 31, 2025
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Long-Term Debt, Including Amounts Due Currently)	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$3,440	$—	$1,223	$2,217
Term Loan B-3 Facility	December 20, 2030	2,469	2,469	—	—
Total Vistra Operations Credit Facilities		$5,909	$2,469	$1,223	$2,217
Vistra Operations Commodity-Linked Facility	October 1, 2025	1,750	—	—	1,125
Total Vistra Operations debt		$7,659	$2,469	$1,223	$3,342
Project-level debt:
Tax Credit Bridge Loan	November 1, 2025	106	106	—	—
Tax Credit Bridge Loan	December 3, 2026	261	261	—	—
BCOP Credit Facility		367	367	—	—
Vistra Zero Term Loan B Facility (a)	April 30, 2031	697	697	—	—
Total project-level debt		$1,064	$1,064	$—	$—
Total credit facilities		$8,723	$3,533	$1,223	$3,342
___________
(a)Vistra Zero Operating's obligations under the Vistra Zero Credit Agreement are guaranteed by subsidiaries of Vistra Zero Operating but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Vistra Operations Credit Facilities

As of March 31, 2025, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.909 billion in senior secured, first-lien revolving credit commitments and outstanding term loans (Vistra Operations Credit Facilities). The Vistra Operations Credit Facilities consist of (i) revolving credit commitments (including aggregate revolving letter of credit commitments) of up to $3.440 billion, (Revolving Credit Facility), and (ii) term loans of $2.469 billion (Term Loan B-3 Facility).

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Under the Vistra Operations Credit Agreement, the interest on borrowings under the Revolving Credit Facility is paid based on (i) the forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Revolving Credit Facility that ranges from 17.5 basis points to 35.0 basis points. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. Letters of credit issued under the Revolving Credit Facility bear interest that range from 1.25% to 2.00% and are paid quarterly in arrears. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of March 31, 2025, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit Facility was 1.725%.

Term Loan B-3 Facility — The Term Loan B-3 Facility is used for general corporate purposes and bears interest based on the applicable Term SOFR, plus a fixed spread of 1.75%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 10) on outstanding borrowings of $2.469 billion was 6.07% as of March 31, 2025. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

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

The Vistra Operations Credit Facilities provide for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, breaches of covenants in the Vistra Operations Credit Facilities or ancillary loan documents, cross-defaults under other agreements or instruments and the existence of material unpaid (or unstayed) judgments against Vistra Operations and certain of its subsidiaries. Upon the existence of an event of default, the Vistra Operations Credit Facilities provide that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2025, Vistra Operations can distribute approximately $10.2 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $425 million and $490 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to pay any taxes or general operating or corporate overhead expenses arising out of Parent's ownership or operation of Vistra Operations. As of March 31, 2025, all of the restricted net assets of Vistra Operations may be distributed to Parent.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of March 31, 2025, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.750 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. As of March 31, 2025, the borrowing base of $1.125 billion is lower than the facility limit which represents the aggregate commitments of $1.750 billion.

Under the Commodity-Linked Facility, the borrowing base is calculated on a weekly basis based on a set of theoretical transactions which approximate a portion of the hedge portfolio of Vistra Operations and certain of its subsidiaries in certain power markets, with availability thereunder not to exceed the aggregate available commitments nor be less than zero. Vistra Operations may, at its option, borrow an amount up to the borrowing base, as adjusted from time to time, provided that if outstanding borrowings at any time would exceed the borrowing base, Vistra Operations shall make a repayment to reduce outstanding borrowings to be less than or equal to the borrowing base. Vistra Operations intends to use any borrowings provided under the Commodity-Linked Facility to make cash postings as required under various commodity contracts to which Vistra Operations and its subsidiaries are parties as power prices increase from time to time and for other working capital and general corporate purposes.

Interest on the Commodity-Linked Facility bears interest based on either the Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00% and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. The interest period for a daily simple SOFR is for a one-week period with interest paid in arrears. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of March 31, 2025, the applicable interest rate margins for borrowings outstanding under the Commodity-Linked Facility was 1.725% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities.

BCOP Project-level Credit Facilities

In December 2024, BCOP and its subsidiaries entered into the BCOP Credit Agreement to fund the development of the Baldwin and Coffeen solar generation and battery ESS facilities and the Oak Hill and Pulaski solar generation facilities in Illinois and Texas. The BCOP Credit Agreement provides for (i) tax credit bridge loans of $367 million for the Oak Hill and Pulaski projects (Tax Credit Bridge Loans) and (ii) construction/term loan commitments of $528 million (Construction/Term Loan Facility) and debt service reserve letter of credit facility commitments of $29 million (Debt Service Reserve) for all four facilities.

As of March 31, 2025, the Tax Credit Bridge Loans for Oak Hill and Pulaski totaled $106 million and $261 million, respectively, and will mature in November 2025 and December 2026, respectively, subject to the terms of the BCOP Credit Agreement. Interest is paid on the Tax Credit Bridge Loans in arrears based on the applicable Term SOFR elected in the borrowing notice plus a fixed spread of 1.625% per annum, and the weighted average interest rate on outstanding borrowings was 5.984% as of March 31, 2025. Repayment of the Tax Credit Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits to be generated by the projects.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans to fund the Oak Hill and Pulaski project costs during construction that will convert to term loans once each project reaches its commercial operation date and term conversion date. Interest on the construction/term loans will be paid in arrears based on the applicable Term SOFR elected in the borrowing notice plus fixed spreads of 1.875% per annum for construction loans and 2.000% per annum for term loans. The term loans will amortize over a 20-year period beginning on the term funding date (for Baldwin and Coffeen) or term conversion date (for Oak Hill and Pulaski), as applicable, and debt amortization and interest payments will be funded by cash flows from the underlying project. Fees on the issued debt service reserve letters of credit will be paid in arrears at 2.000% per annum. Commitment fees on the undrawn loan commitments and unissued letter of credit commitments will be paid quarterly in arrears at a fixed percentage of the loan's fixed spread.

As of March 31, 2025, there were no Construction/Term Loan Facility borrowings outstanding. On April 1, 2025, term loans of $75 million and $46 million were funded for Baldwin and Coffeen, respectively.

Vistra Zero Project-level Credit Agreement

In March 2024, Vistra Zero Operating entered into the Vistra Zero Credit Agreement. The Vistra Zero Credit Agreement provides for a senior secured term loan (Term Loan B Facility) of up to $700 million, which Vistra Zero Operating borrowed in its entirety in March 2024. Net proceeds of $690 million were used (i) to pay issuance costs and (ii) for working capital and general corporate purposes. Vistra Zero Operating's obligations under the Vistra Zero Credit Agreement are guaranteed by subsidiaries of Vistra Zero Operating but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Interest on the Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 6.32% as of March 31, 2025.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and July 2024, we entered into uncommitted standby letters of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities may be renewed annually and are used for general corporate purposes. As of March 31, 2025, $1.091 billion of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In May 2024, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $500 million. As of March 31, 2025, the total capacity was $500 million and $500 million of letters of credit were outstanding under the Alternative LOC Facilities. The commitments under the Alternative LOC Facilities terminate in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

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

As of March 31, 2025, outstanding borrowings under the Receivables Facility totaled $957 million and were supported by $1.346 billion of RecCo gross receivables. As of December 31, 2024, there were $750 million outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other Originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2024, the Repurchase Facility was renewed until July 2025 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and represents a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Repo Transaction). Each Repo Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

As of March 31, 2025, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings under the Repurchase Facility as of December 31, 2024.

Forward Repurchase Obligation

In accordance with the amended UPAs, on December 31, 2024, Vistra closed the acquisition of the Vistra Vision minority interest from Avenue and Nuveen. Vistra paid Avenue for the purchase of their minority interest in Vistra Vision in full upon closing and paid Nuveen an initial payment at closing, with the remaining payments to Nuveen to be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' remaining future payments to Nuveen are guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. Payments remaining due to Nuveen are as follows:

March 31, 2025
(in millions)
Remainder of 2025	$781
2026	669
Thereafter	—
Total scheduled payments under the UPAs	$1,450

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $1.355 billion and $1.335 billion at March 31, 2025 and December 31, 2024, respectively.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2025	2024
	(in millions)
Interest expense	$272	$208
Unrealized mark-to-market net (gains) losses on interest rate swaps	48	(47)
Amortization of debt issuance costs, discounts, and premiums	11	7
Debt extinguishment gain	—	(6)
Capitalized interest	(29)	(12)
Other	17	20
Total interest expense and related charges	$319	$170

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 5.22% and 5.56% as of March 31, 2025 and 2024, respectively.

10.    DERIVATIVES

We utilize derivative instruments, such as options, swaps, futures and forward contracts, to manage our exposure to commodity price and interest rate volatility. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, fuel oil and natural gas producers, local distribution companies, and energy marketing companies.

Commodity Derivatives

We utilize financial natural gas and financial and physical electricity derivatives to reduce exposure to changes in electricity prices primarily to hedge future revenues from electricity sales from our generation assets. Financial transmission rights and congestion revenue rights are derivative instruments we utilize to hedge electricity price differences between settlement points within regions. Gains and losses associated with these derivatives are reported in the condensed consolidated statements of operations in operating revenues.

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

Interest Rate Swaps

Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Gains and losses associated with these derivatives are reported in the condensed consolidated statements of operations in interest expense and related charges.

As of March 31, 2025, Vistra has entered into the following interest rate swaps:

	Notional Amount	Expiration Date	Rate Range (d)
	(in millions, except percentages)
Swapped to fixed (a)	$3,000	July 2026	2.89%	-	2.97%
Swapped to variable (a)	$700	July 2026	1.44%	-	1.49%
Swapped to fixed (b)	$2,300	December 2030	3.20%	-	3.76%
Swapped to fixed (c)	$108	March 2045	3.95%
____________
(a)The $700 million of pay variable rate and receive fixed rate swaps match the terms of a portion of the $3.0 billion pay fixed rate and receive variable rate swaps. These matched swaps will settle over time and effectively offset the hedged position. These offsetting swaps expiring in July 2026 hedge our exposure on $2.3 billion of variable rate debt through July 2026.
(b)Effective from July 2026 through December 2030. These swaps will hedge our exposure on $2.3 billion of floating rate debt from August 2026 through December 2030.
(c)In March 2025, BCOP entered into approximately $108 million notional amount of interest rate swaps effective April 1, 2025 and expiring in March 2045. These swaps will hedge BCOP's exposure on approximately $108 million of floating rate Construction/Term Loan Facility commitments (see Note 9 for additional information).
(d)The rate ranges reflect the fixed leg of each swap at the applicable Term SOFR rate.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheets

We maintain standardized master netting agreements with certain counterparties that allow for the right to offset accounts payable, accounts receivable, and cash collateral paid in order to reduce credit exposure. The following tables reconcile our gross derivative assets and liabilities as reported in the condensed consolidated balance sheets to the net value on a contract basis, after taking into consideration netting arrangements with counterparties and cash collateral recorded.

	March 31, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,306	$28	$1	$—	$3,335
Noncurrent assets	729	21	19	—	769
Current liabilities	(7)	—	(4,622)	(17)	(4,646)
Noncurrent liabilities	(14)	—	(1,433)	(12)	(1,459)
Net assets (liabilities)	$4,014	$49	$(6,035)	$(29)	$(2,001)
Offsetting instruments (a)	(3,381)	(22)	3,381	22	—
Financial collateral (received) pledged (b)	(17)	—	331	—	314
Net amounts	$616	$27	$(2,323)	$(7)	$(1,687)

	December 31, 2024
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,551	$34	$2	$—	$2,587
Noncurrent assets	677	62	1	—	740
Current liabilities	—	—	(3,333)	(18)	(3,351)
Noncurrent liabilities	(2)	—	(1,356)	(9)	(1,367)
Net assets (liabilities)	$3,226	$96	$(4,686)	$(27)	$(1,391)
Offsetting instruments (a)	(2,532)	(28)	2,532	28	—
Financial collateral (received) pledged (b)	(50)	—	233	—	183
Net amounts	$644	$68	$(1,921)	$1	$(1,208)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including fair value-based margin requirements, and, to a lesser extent, initial margin requirements.

Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2025	2024
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized (gain) loss in operating revenues (a)	$212	$261
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	(23)	126
Interest rate swaps unrealized (gain) loss in interest expense and related charges	(5)	(11)
Total reversals of previously recognized unrealized (gain) loss on derivative instruments	$184	$376
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized gain (loss) in operating revenues	$(725)	$(608)
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	(31)	45
Interest rate swaps unrealized gain (loss) in interest expense and related charges	(43)	58
Total unrealized net gain (loss) from change in fair value on derivative instruments	$(799)	$(505)
Net gain (loss) on derivative instruments	$(615)	$(129)
____________
(a)Excludes the realized effects of changes in fair value in the month the position settled, amounts related to positions entered into and settled in the same month, and physical retail and wholesale contracts accounted for as derivatives that did not financially settle but were realized at the contract's notional and price. The realized effects of these items are included in operating revenues and fuel, purchased power costs, and delivery fees.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales (NPNS) derivatives that are not recorded at fair value:

	March 31, 2025	December 31, 2024
Derivative type	Notional Volume		Unit of Measure
Natural gas	4,563	4,568	Million MMBtu
Electricity	831,426	796,982	GWh
Financial transmission rights / Congestion revenue rights	224,032	248,742	GWh
Coal	27	27	Million U.S. tons
Fuel oil	—	2	Million gallons
Emissions	29	28	Million U.S. tons
Renewable energy certificates	28	31	Million certificates
Interest rate swaps – variable/fixed	$5,408	$5,300	Million U.S. dollars
Interest rate swaps – fixed/variable	$700	$700	Million U.S. dollars

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2025	December 31, 2024
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,963)	$(1,587)
Offsetting fair value under netting arrangements (b)	792	724
Cash collateral and letters of credit	563	471
Liquidity exposure	$(608)	$(392)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts that increase the risk that a default by any of our counterparties could have a material effect on our financial condition, results of operations and liquidity. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies authorize specific risk mitigation procedures including, but not limited to, (i) requiring counterparties to have investment grade credit ratings, (ii) use of standardized master agreements with our counterparties that allow for netting of positive and negative exposures, and (iii) credit enhancements (such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits) that are required in the event of a material downgrade in their credit rating.

March 31, 2025
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$4,431
Net exposure (a)	$689
Largest net exposure from any single counterparty (a)	$272
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector
Gross exposure	80%
Net exposure (a)	23%
____________
(a)Exposure after taking into effect netting arrangements, setoff provisions, and collateral.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts (b)	$2,683	$425	$906	$41	$4,055	$1,923	$462	$841	$5	$3,231
Interest rate swaps (b)	—	49	—	—	49	—	96	—	—	96
NDTs – equity securities (c)(d)	1,469	—	—		1,469	1,560	—	—		1,560
NDTs – debt securities (c)(e)	99	1,753	—		1,852	83	1,976	—		2,059
Sub-total	$4,251	$2,227	$906	$41	7,425	$3,566	$2,534	$841	$5	6,946
Assets measured at net asset value (f):
NDTs – equity securities (c)(d)(f)					783					821
NDTs - debt securities (c)(e)(f)					300					—
Total assets					$8,508					$7,767
Liabilities:
Commodity contracts (b)	$3,002	$1,183	$1,850	$41	$6,076	$2,118	$975	$1,593	$5	$4,691
Interest rate swaps (b)	—	29	—	—	29	—	27	—	—	27
Total liabilities	$3,002	$1,212	$1,850	$41	$6,105	$2,118	$1,002	$1,593	$5	$4,718
___________
(a)Fair values for each level are determined on a contract basis, but certain contracts are in both an asset and a liability position. This reclassification represents the adjustment needed to reconcile to the gross amounts presented in the condensed consolidated balance sheets.
(b)See Note 10 for additional information.
(c)NDT assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of March 31, 2025.
(d)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 and Russell 3000 Indices for U.S. equity investments and the MSCI EAFE and MSCI All Country World ex-US Indices for non-U.S. equity investments.
(e)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 4.24% and 3.99% as of March 31, 2025 and December 31, 2024, respectively, and an average maturity of eight years and seven years as of March 31, 2025 and December 31, 2024, respectively. NDT debt securities held as of March 31, 2025 mature as follows: $825 million in one to five years, $972 million in five to 10 years and $355 million after 10 years.
(f)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in the condensed consolidated balance sheets.

The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$689	$(1,616)	$(927)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$145	$85
						MWh
					Market Heat Rates (d)	$45	to	$120	$83
						MWh
Options	7	(181)	(174)	Option Pricing Model	Natural gas to power correlation (e)	—%	to	100%	50%
					Power and natural gas volatility (e)	5%	to	835%	420%
Financial transmission rights/Congestion revenue rights	196	(21)	175	Market Approach (f)	Illiquid price differences between settlement points (g)	$5	to	$25	$15
						MWh
Natural gas	12	(27)	(15)	Income Approach	Natural gas basis (h)	$(1)	to	$12	$5
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	2	(5)	(3)
Total	$906	$(1,850)	$(944)

December 31, 2024
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$606	$(1,399)	$(793)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$140	$83
						MWh
					Market Heat Rates (d)	$30	to	$150	$90
						MWh
Options	6	(139)	(133)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	5%	to	710%	358%
Financial transmission rights/Congestion revenue rights	190	(25)	165	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$20	$(8)
						MWh
Natural gas	29	(30)	(1)	Income Approach	Natural gas basis (h)	$—	to	$10	$5
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$2
						MMBtu
Other (j)	10	—	10
Total	$841	$(1,593)	$(752)
____________

(a)(i) Electricity purchase and sales contracts include power and Heat Rate positions in ERCOT, PJM, ISO-NE, NYISO, MISO, and CAISO regions, (ii) Options consist of physical electricity options, spread options, and natural gas options, (iii) Forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as congestion revenue rights (CRRs) in ERCOT and financial transmission rights (FTRs) in PJM, ISO-NE, NYISO, and MISO regions, and (iv) Natural gas contracts include swaps and forward contracts.
(b)The range of the inputs may be influenced by factors such as time of day, delivery period, season, and location. The average represents the arithmetic average of the underlying inputs and is not weighted by the related fair value or notional amount.
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
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net liability balance at beginning of period	$(752)	$(1,044)
Total unrealized valuation (losses)	(243)	(269)
Purchases, issuances and settlements (a):
Purchases	49	70
Issuances	(2)	(3)
Settlements	(7)	99
Transfers into Level 3 (b)	1	3
Transfers out of Level 3 (b)	10	8
Net liabilities assumed in connection with the Energy Harbor Merger	—	(13)
Net change	(192)	(105)
Net liability balance at end of period	$(944)	$(1,149)
Unrealized valuation (losses) relating to instruments held at end of period	$(266)	$(325)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended March 31, 2025, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and coal derivatives where forward pricing inputs have become observable. For the three months ended March 31, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of coal and natural gas derivatives where forward pricing inputs have become observable.

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

Fair Value of Debt

		March 31, 2025		December 31, 2024
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,431	$2,456	$2,435	$2,478
BCOP Credit Facilities Tax Credit Bridge Loan	Level 3	348	367	344	367
Vistra Zero Term Loan B Facility	Level 2	686	670	685	697
Vistra Operations Senior Notes	Level 2	12,371	12,483	12,366	12,428
Energy Harbor Revenue Bonds	Level 2	415	431	414	431
Equipment Financing Agreements	Level 3	54	54	54	53
Forward Repurchase Obligation	Level 3	1,355	1,355	1,335	1,335

We determine fair value in accordance with accounting standards. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

12.    ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the changes to our current and noncurrent ARO liabilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total
	(in millions)
Liability at beginning of period	$3,240	$838	$4,078	$1,742	$796	$2,538
Additions:
Accretion (a)	37	11	48	23	10	33
Adjustment for change in estimates (b)	—	(33)	(33)	—	3	3
Adjustment for obligations assumed through acquisition	—	—	—	1,368	—	1,368
Reductions:
Payments	—	(20)	(20)	—	(17)	(17)
Liability at end of period	3,277	796	4,073	3,133	792	3,925
Less amounts due currently	—	(136)	(136)	—	(119)	(119)
Noncurrent liability at end of period	$3,277	$660	$3,937	$3,133	$673	$3,806
____________
(a)For the three months ended March 31, 2025 and 2024, nuclear plant decommissioning accretion includes $23 million and $9 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $14 million and $14 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)Includes non-cash adjustments to asset retirement costs included in property, plant, and equipment of $15 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.

Nuclear Decommissioning AROs

AROs for nuclear generation decommissioning relate to the Comanche Peak plant in ERCOT and the Beaver Valley, Perry and Davis-Besse plants in PJM (the PJM nuclear facilities). To estimate our nuclear decommissioning obligations we use a discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning methods and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models, and discount rates.

As of March 31, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.812 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.223 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $411 million recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

The carrying value of our ARO for our PJM nuclear facilities was recorded at fair value on the Merger Date. ARO accretion expense attributable to the PJM nuclear facilities is reflected in operating costs in the condensed consolidated statements of operations. ARO estimates for the PJM nuclear facilities will be evaluated on an individual unit basis at least every five years unless triggering events warrant a more frequent review. Any changes in ARO estimates are recorded as an increase or decrease in ARO liability along with a corresponding change to asset retirement cost asset within property, plant, and equipment in the condensed consolidated balance sheets; however, if the ARO estimate decreases by more than the remaining ARO asset, the balance of the change is recorded as a reduction to operating costs in the condensed consolidated statement of operations.

13.    COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions.

Letters of Credit

As of March 31, 2025, we had outstanding letters of credit totaling $2.814 billion as follows:

•$2.439 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$251 million to support battery and solar development projects;
•$25 million to support executory contracts and insurance agreements;
•$86 million to support our REP financial requirements with the PUCT; and
•$13 million for other credit support requirements.

Surety Bonds

As of March 31, 2025, we had outstanding surety bonds totaling $1.072 billion to support performance under various contracts and legal obligations in the normal course of business.

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

Illinois Attorney General Complaint Against Illinois Gas & Electric (IG&E) — In May 2022, the Illinois Attorney General filed a complaint against IG&E, a subsidiary we acquired when we purchased Crius Energy Trust in July 2019. The complaint filed in Illinois state court alleges, among other things, that IG&E engaged in improper marketing conduct and overcharged customers. The vast majority of the conduct in question occurred prior to our acquisition of IG&E. In July 2022, we moved to dismiss the complaint, and in October 2022, the district court granted in part our motion to dismiss, barring all claims asserted by the Illinois Attorney General that were outside of the five-year statute of limitations period, which now limits the period during which claims may be made to start in May 2017 rather than extending back to 2013 as the Illinois Attorney General had alleged in its complaint.

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

Winter Storm Uri Legal Proceedings

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, and the Texas Attorney General initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury, wrongful death, and insurance lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. These cases were transferred to a single multi-district litigation (MDL) pretrial judge for all pretrial proceedings. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In December 2023, the First Court of Appeals in a unanimous decision granted our mandamus petition and instructed the MDL court to grant the motions to dismiss in full filed by the generator defendants. The plaintiffs have petitioned the Texas Supreme Court to review that decision. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously if they continue.

Moss Landing 300 Battery Fire

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site. We are working closely with all local, state, and federal regulatory authorities on the response, and we are investigating the cause of the fire. We are also responding to various regulatory bodies, including the CPUC, the EPA, and others investigating the incident. Several lawsuits have been filed in California federal and state courts against Vistra, LG Energy Solution (LG), and others, as a result of this incident.

We are working closely with the EPA under a Notice of Federal Response Action pursuant to which the EPA is providing control and oversight of clean up and remediation efforts on the site. We are in ongoing discussions to develop an agreed upon order that will govern the clean-up and recovery efforts. As of March 31, 2025, we accrued approximately $70 million in obligations related to the Moss Landing Incident including approximately $30 million for anticipated air and soil monitoring requirements and $40 million for the expected costs of decommissioning the Moss Landing 300 structure, which includes demolition of the structure, removing and disposing of the batteries, and fulfilling land reclamation obligations. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste which could be identified as the demolition progresses. See Note 1 for additional information.

Unleashing American Energy Executive Order

In January 2025, President Trump issued a series of executive orders, including an order titled Unleashing American Energy (the Order) that ordered that all federal agencies are to review all existing regulations, orders, and other actions for consistency with the administration's policy goals, and develop an action plan within 30 days to resolve any policy inconsistencies. The Order requires the EPA to review the GHG, CSAPR, Legacy CCR, and ELG rules discussed below. Additionally, the Order states the U.S. Attorney General may request a stay of the litigation involving these rules while the EPA conducts its reviews. In addition to that Order, in April 2025, President Trump issued a series of additional executive orders on energy and deregulation priorities for his administration. We will monitor implementation and any agency actions related to those executive orders.

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

Cross-State Air Pollution Rule (CSAPR) and Good Neighbor Plan

In October 2015, the EPA revised the primary and secondary ozone National Ambient Air Quality Standards (NAAQS) to lower the eight-hour standard for ozone emissions during ozone season (May to September). As required under the Clean Air Act, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA demonstrating that emissions from Texas sources do not contribute significantly to nonattainment in, or interfere with maintenance by, any other state with respect to the revised ozone NAAQS, which the EPA disapproved in February 2023. The State of Texas, Luminant, certain trade groups, and others challenged that disapproval in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In March 2025, the Fifth Circuit Court denied those petitions for review. Nevertheless, we do not expect any near-term impact to Texas sources from this decision because the EPA will need to undertake a new rulemaking to re-impose a FIP on Texas. In addition, based on policy recent pronouncements from the Trump administration, the new EPA is reevaluating its approach to these Good Neighbor SIPs in general.

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

In June 2024, the U.S. Supreme Court granted a stay of the GNP FIP pending a review of the merits by the D.C. Circuit Court and any further appeal to the U.S. Supreme Court. As a result, the GNP FIP is now stayed for all covered states until the courts resolve the legality of the FIP. In April 2025, after previously denying the EPA's request for abeyance, the D.C. Circuit Court granted an abeyance of the case challenging the GNP FIP addressing interstate transport for all covered states. The Trump administration has stated that it is reevaluating this FIP.

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA, and those cases are currently in abeyance. In May 2023, a proposed BART rule was published in the Federal Register that would withdraw the trading program provisions of the prior rule and would establish SO2 limits on six facilities in Texas, including Martin Lake and Coleto Creek. Under the current proposal, compliance would be required within three years for Martin Lake and five years for Coleto Creek. Due to the announced shutdown for Coleto Creek, we do not anticipate any impacts at that facility, and we are evaluating potential compliance options at Martin Lake should this proposal become final. Based on several statements by the Trump administration and executive orders, we expect that the regional haze proposals will not be finalized as previously proposed by the Biden administration.

SO2 Designations for Texas

In November 2016, the EPA finalized its nonattainment designations for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations require Texas to develop nonattainment plans for these areas. Following legal challenges and additional agency actions, in January 2024, in a split decision, the Fifth Circuit Court denied the petitions for review we and the State of Texas filed over the EPA's 2016 nonattainment designation for SO2 for the area around Martin Lake. As a result of this decision, the EPA's nonattainment designation – originally made in 2016 – remains in place. In February 2024, we filed a petition asking the full Fifth Circuit Court to review the panel decision issued in January 2024, which remains pending before the full Fifth Circuit Court. In addition, in September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The TCEQ's SIP action was finalized in February 2022 and has been submitted to the EPA for review and approval. In August 2024, the EPA proposed a Finding of Failure to attain the SO2 standard for Rusk and Panola Counties, a partial approval and partial disapproval of the Texas SIP and a proposed federal plan for the area. In December 2024, the EPA finalized the Finding of Failure to attain the standard and stated that it would take final action of the SIP partial approval and disapproval in a future action. In February 2025, we, along with the State of Texas, filed a challenge to the Finding of Failure in the Fifth Circuit Court. That case is in abeyance until June 2025 so the new EPA can review the rule. If the EPA approves Texas's SIP in full, that would fully resolve this matter.

Effluent Limitation Guidelines (ELGs)

In October 2020, the EPA published a final rule that extends the compliance date for both flue gas desulfurization (FGD) and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois, and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In May 2024, the EPA published the final ELG rule revisions, which contain new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facilities that permanently cease coal combustion by 2028. A number of parties have since challenged the rule and that case is pending in the U.S. Court of Appeals for the Eighth Circuit. We are not a party to that litigation. In February 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's unopposed motion seeking to hold the litigation in abeyance while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed.

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

At our retired Vermilion facility, in June 2021, we entered into an agreed interim consent order with the Illinois Attorney General and the Vermilion County State Attorney in which DMG is required to evaluate the closure alternatives under the requirements of the Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in the condensed consolidated balance sheets (see Note 17 for additional information).

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

For all of the above CCR matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule required us to undertake further site-specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been approved by the IEPA and as such, an estimate of such costs cannot be made. The CCR surface impoundment and landfill closure costs currently reflected in our existing ARO liabilities reflect the costs of closure methods that our operations and environmental services teams determined were appropriate based on the existing closure requirements at the time we recorded those ARO liabilities, and it is reasonably possible for those to increase once the IEPA determines final closure requirements. Once the IEPA acts on our permit applications, we will reassess the decommissioning costs and adjust our ARO liabilities accordingly.

MISO 2015-2016 Planning Resource Auction

After the 2015-2016 planning resource auction (PRA) was conducted by MISO, in which Zone 4 separated from the rest of MISO, parties including Public Citizen, Inc., the Illinois Attorney General and Southwestern Electric Cooperative, Inc. (Complainants), challenged the results of the PRA as unjust and unreasonable. Complainants also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the PRA.

The FERC Office of Enforcement opened a formal, non-public investigation into whether market manipulation or other potential violations of the FERC orders, rules, and regulations occurred before or during the PRA.

In July 2019, the FERC issued an order denying complaints and closing the Office of Enforcement's investigation into Dynegy. Upon appeal, in 2021, the D.C. Circuit Court of Appeals remanded the case back to the FERC on a narrow question. In June 2022, the FERC issued an order on remand establishing paper hearing procedures and directing the Office of Enforcement to file a remand report within 90 days providing the Office of Enforcement's assessment of Dynegy's actions with regard to the 2015-2016 PRA. After the close of briefing in the 2022 remand proceeding, in June 2024, the FERC ordered the matter set for an evidentiary hearing (a trial before a FERC administrative law judge) to determine what the FERC cited as "disputed issues of material fact" that it believes cannot be resolved on the existing record, held the hearing in abeyance for the parties to engage in settlement discussions, and, in October 2024, issued an order dismissing our request for rehearing of the June 2024 order. We will continue to vigorously defend our position.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Nuclear Insurance Updates

In April 2025, we updated our nuclear accident decontamination and reactor damage stabilization insurance for our Beaver Valley, Davis-Besse and Perry facilities to $2.25 billion each and non-nuclear accident related property damage to $1.0 billion each. Prior to the April 2025 update, our nuclear accident decontamination and reactor damage stabilization insurance and non-nuclear accident related property damage for Beaver Valley, Davis-Besse and Perry was $1.5 billion each. Coverage is subject to a $10 million deductible per accident including natural hazards except for the Davis-Besse facility which has a $20 million deductible. Losses excluded or above such limits are self insured.

Also in April 2025, we updated our accidental outage insurance for our Beaver Valley and Perry facilities. Coverage provides for weekly payments per unit of up to $4.5 million (previously $2.5 million) for the first 52 weeks and up to $2.7 million (previously $1.5 million) for the remaining 21 weeks for non-nuclear and up to $3.6 million for a remaining 71 weeks (previously $2 million for a remaining 110 weeks) for nuclear accident property damage outages. The total maximum coverage is $291 million (previously $208 million) for non-nuclear accident property damage and $490 million (previously $350 million) for nuclear accident property damage outages.

14.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2235 and $0.2150 for the three months ended March 31, 2025 and 2024.

In May 2025, the Board declared a quarterly dividend of $0.225 per share of common stock that will be paid in June 2025.

Share Repurchase Program

The Board has authorized a $6.750 billion share repurchase program. Through May 2, 2025, 162,932,192 shares, at an average price of $31.96 per share, have been repurchased under this program. The following table provides information about our repurchases of common stock for the period between January 1, 2025 and May 2, 2025:

	$6.750 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2025 (a)	2,437,700	$137.66	$336	$1,673
April 1, 2025 through May 2, 2025	1,138,753	114.95	131
January 1, 2025 through May 2, 2025	3,576,453	$130.43	$467	$1,542
____________
(a)Shares repurchased include 59,503 of unsettled shares for $7 million as of March 31, 2025.

Preferred Stock

The following is a summary of our cumulative redeemable preferred stock outstanding. In the event of liquidation or dissolution of the Company, the payment of dividends and the distribution of assets to preferred stockholders takes precedence over the Company's common stockholders.

Preferred Stock Series	Issuance Date	Shares Issued	Shares Outstanding	Contractual Rates	Earliest Redemption Date (a)	Date at Which Dividend Rate Becomes Floating	Floating Annual Rates
Series A	October 15, 2021	1,000,000	1,000,000	8.000%	October 15, 2026	October 15, 2026	5-Year U.S. Treasury rate (subject to floor of 1.07%) plus 6.93%
Series B	December 10, 2021	1,000,000	1,000,000	7.000%	December 15, 2026	December 15, 2026	5-Year U.S. Treasury rate (subject to floor of 1.26%) plus 5.74%
Series C	December 29, 2023	476,081	476,066	8.875%	January 15, 2029	January 15, 2029	5-Year U.S. Treasury rate (subject to floor of 3.83%) plus 5.045%
____________
(a)Subject to our right, in limited circumstances, to redeem preferred stock prior to the earliest redemption date.

Each series of preferred stock has a liquidation price of $1,000, plus accrued and unpaid dividends through their redemption date. Preferred stock is not convertible into or exchangeable for any other securities of the Company and has limited voting rights.

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Preferred Stock Series	2025	2024
Series C Preferred Stock	$44.375	$—

In February 2025, the Board declared a semi-annual dividend of $40.00 per share of Series A Preferred Stock that was paid in April 2025. In May 2025, the Board declared a semi-annual dividend of $35.00 per share of Series B Preferred Stock that will be paid in June 2025 and a semi-annual dividend of $44.375 per share of Series C Preferred Stock that will be paid in July 2025.

15.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended March 31,
	2025	2024
	(in millions, except share data)
Net loss attributable to Vistra	$(268)	$(35)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)
Less cumulative dividends attributable to Series B Preferred Stock	(18)	(18)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	(11)
Net loss attributable to common stock — basic and diluted	$(317)	$(84)
Weighted average shares of common stock outstanding:
Basic	339,799,989	348,966,197
Dilutive securities: Stock-based incentive compensation plan	—	—
Diluted	339,799,989	348,966,197
Net loss per weighted average share of common stock outstanding:
Basic	$(0.93)	$(0.24)
Diluted	$(0.93)	$(0.24)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 8,582,267 and 7,954,878 shares for the three months ended March 31, 2025 and 2024, respectively.

16.    SEGMENT INFORMATION

The operations of Vistra are aligned into five reportable business segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, and (v) Asset Closure. Our Chief Executive Officer is our chief operating decision maker (CODM). Our CODM reviews the results of these segments separately and allocates resources to the respective segments as part of our strategic operations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. In the fourth quarter of 2024, we updated our reportable segments to reflect changes in how the Company's CODM makes operating decisions, assesses performance, and allocates resources by removing the Sunset segment. The results of the plants previously included in the Sunset segment are now reflected in the Texas and East segments based on their respective geographies.

The Retail segment is engaged in retail sales of electricity and natural gas to residential, commercial, and industrial customers. Substantially all of these activities are conducted by TXU Energy, Ambit, Dynegy Energy Services, Homefield Energy, Energy Harbor, and U.S. Gas & Electric across 16 states and the District of Columbia.

The Texas and East segments are engaged in electricity generation, wholesale energy sales and purchases, commodity risk management activities, fuel procurement, and logistics management. The Texas segment represents results from all of Vistra's electricity generation operations in the ERCOT market except for assets included in the Asset Closure segment. The East segment represents results from Vistra's electricity generation operations in the Eastern Interconnection of the U.S. electric grid, other than assets included in the Asset Closure segment, and includes operations in the PJM, MISO, ISO-NE, and NYISO markets.

The West segment represents results from the CAISO market, including our battery ESS projects at our Moss Landing power plant site. The Moss Landing 300 facility was transferred to the Asset Closure segment in the first quarter of 2025 as a result of the Moss Landing Incident.

The Asset Closure segment is engaged in the decommissioning and reclamation of retired generation facilities and mines. When facilities are transferred to the Asset Closure segment, prior period results are retrospectively adjusted for comparative purposes, provided the effects are material (see Note 6 for additional information). By separately reporting the Asset Closure segment, management gains improved insights into the performance and earnings potential of Vistra's ongoing operations while actively monitoring the cost associated with decommissioning and reclaiming retired generation facilities, including mines.

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes, and other expenses not allocated to our operating segments.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2024 Form 10-K. Our CODM uses more than one measure to assess segment performance, but primarily focuses on Adjusted EBITDA. While we believe this is a useful metric in evaluating operating performance, it is not a metric defined by U.S. GAAP and may not be comparable to non-GAAP metrics presented by other companies. Adjusted EBITDA is most comparable to consolidated Net income (loss) prepared based on U.S. GAAP. The CODM uses net income in competitive analysis by benchmarking to the Company's competitors and evaluating drivers of segment profits available to the Company's equity holders. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments. Substantially all income tax (expense) benefit is recognized in Corporate and Other.

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$3,168	$210	$1,380	$157	$4	$4,919	$(986)	$3,933
Fuel, purchased power costs, and delivery fees	(1,712)	(497)	(1,172)	(52)	—	(3,433)	986	(2,447)
Operating costs	(40)	(258)	(327)	(12)	(56)	(693)	—	(693)
Selling, general, and administrative expenses	(243)	(41)	(58)	(2)	(17)	(361)	(30)	(391)
Other segment items:
Depreciation and amortization	(23)	(150)	(316)	(15)	1	(503)	(19)	(522)
Interest expenses and related charges	(18)	14	12	1	(1)	8	(327)	(319)
Income tax benefit	—	—	—	—	—	—	176	176
Other (a)	—	2	(9)	—	1	(6)	1	(5)
Net income (loss)	$1,132	$(720)	$(490)	$77	$(68)	$(69)	$(199)	$(268)
Capital expenditures, including nuclear fuel and excluding growth expenditures	$3	$419	$264	$30	$—	$716	$13	$729

	Three Months Ended March 31, 2024
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$2,494	$459	$856	$276	$9	$4,094	$(1,040)	$3,054
Fuel, purchased power costs, and delivery fees	(1,647)	(381)	(647)	(79)	(2)	(2,756)	1,040	(1,716)
Operating costs	(31)	(257)	(181)	(11)	(17)	(497)	(1)	(498)
Selling, general, and administrative expenses	(225)	(35)	(28)	(4)	(10)	(302)	(49)	(351)
Other segment items:
Depreciation and amortization	(23)	(134)	(210)	(14)	(7)	(388)	(15)	(403)
Interest expenses and related charges	(6)	10	(1)	—	(1)	2	(172)	(170)
Income tax benefit	—	—	—	—	—	—	20	20
Other (a)	(1)	2	38	—	3	42	40	82
Net income (loss)	$561	$(336)	$(173)	$168	$(25)	$195	$(177)	$18
Capital expenditures, including nuclear fuel and excluding growth expenditures	$—	$316	$88	$6	$—	$410	$11	$421
____________
(a)Other includes other income (deductions) and the impacts of the Tax Receivable Agreement.

17.    SUPPLEMENTARY FINANCIAL INFORMATION

Other Income (Deductions), Net

	Three Months Ended March 31,
	2025	2024
	(in millions)
NDT net income (loss) (a)	$(10)	$35
Insurance settlements (b)	—	1
Gain on sale of land	—	1
Gain on TRA settlement (c)	—	10
Interest income	6	23
All other	(1)	17
Total other income (deductions), net	$(5)	$87
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)Reported in the Asset Closure segment.
(c)Reported in Corporate and Other.

Inventories by Major Category

	March 31, 2025	December 31, 2024
	(in millions)
Materials and supplies	$541	$533
Fuel stock	399	403
Natural gas in storage	20	34
Total inventories	$960	$970

Investments

	March 31, 2025	December 31, 2024
	(in millions)
Nuclear decommissioning trusts	$4,404	$4,440
Assets related to employee benefit plans	13	14
Land investments	42	42
Other investments	17	16
Total investments	$4,476	$4,512

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Retirement and other employee benefits	$204	$224
Identifiable intangible liabilities	149	155
Regulatory liability (a)	411	452
Operating lease liabilities	81	98
Finance lease liabilities	217	218
Liability for third-party remediation	8	8
Accrued severance costs	36	36
Tax Receivable Agreement obligation	12	14
Other accrued expenses	110	65
Total other noncurrent liabilities and deferred credits	$1,228	$1,270
____________
(a)As of March 31, 2025 and December 31, 2024, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $411 million and $452 million, respectively.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the amounts reported in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$561	$1,188
Restricted cash included in current assets	29	28
Restricted cash included in noncurrent assets	6	6
Total cash, cash equivalents and restricted cash	$596	$1,222

The following table summarizes our supplemental cash flow information for the three months ended March 31, 2025 and 2024. Non-cash investing and financing activities for the three months ended March 31, 2024 includes activity related to the Energy Harbor Merger (see Note 2 for additional information).

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash payments related to:
Interest paid	$210	$214
Capitalized interest	(29)	(12)
Interest paid (net of capitalized interest)	$181	$202

For the three months ended March 31, 2025 and 2024, we paid state income taxes of $5 million and $3 million respectively, and received state tax refunds of zero and $1 million, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1 Financial Statements.

Significant Activities and Events, and Items Influencing Future Performance

Macroeconomic Conditions

Our industry is subject to uncertainties associated with the impact of rapidly evolving technology on U.S. electricity demand, as well as evolving political, regulatory and economic uncertainties.

Electricity Demand

Emerging electricity demand drivers including the rise of large-scale data centers, the electrification of oil field operations, and electric vehicle load building are contributing to a faster-paced load growth in the regions we serve. Our integrated retail electricity and power generation operations allows us to quickly respond to electricity demand changes. We are actively engaged in discussions with various counterparties regarding the potential long-term sale of power from our nuclear and gas facilities to support large-scale electricity consumers.

Our business and these types of transactions are subject to inherent risks and uncertainties, including regulatory reviews, necessary approvals, and potential legislative actions. Such factors could affect the timing and feasibility of finalizing any definitive agreements with large scale electricity consumers.

Supply Chain Constraints

Our industry continues to face ongoing supply chain constraints and labor shortages, which have reduced the availability of essential equipment and supplies for constructing new generation facilities, increased lead times for procuring materials and raised labor costs associated with maintaining our natural gas, nuclear, and coal fleet.

We are proactively managing these constraints by continuously re-evaluating the business cases and timing of our planned development projects. This has led to the deferral of some planned capital expenditures for our renewables projects and could impact the economic feasibility of additional projects. We are engaging with suppliers to secure key materials needed to maintain our existing generation facilities before future planned outages.

Russia/Ukraine Conflict

We are closely monitoring developments in the Russia and Ukraine conflict, specifically sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, and actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. The Prohibiting Russian Uranium Imports Act (PRUI Act) was approved by Congress, signed into law by President Biden, and took effect on August 11, 2024. The PRUI Act prohibits importation of Russian uranium; however, the Department of Energy can issue waivers (subject to decreasing annual caps) until December 31, 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, passage of the PRUI Act enabled the allocation of $2.72 billion in federal funding to ramp up production of domestic uranium fuel. On November 15, 2024, the Russian Federation temporarily suspended shipments of uranium to the U.S., stating that they would grant future export licenses on a case-by-case basis.

Our 2025 and 2026 refueling plans have not been affected by the Russia and Ukraine conflict, nor have we seen any disruption to the delivery of nuclear fuel impacting our refueling schedules. All nuclear fuel requirements for 2025 and 2026 are either in inventory or are onshore. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel years in advance. We have nuclear fuel contracted to support all our refueling needs through 2030 without any additional Russian deliveries. We continue to take affirmative action by building strategic inventory and deploying mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facilities through potential Russian supply disruption.

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February, but the two battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service at some point later this year. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of March 31, 2025, the net book value of the Moss Landing 100 facility was approximately $170 million.

As a result of the damage caused by the Moss Landing Incident, during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 6 and 16 to the Financial Statements). We have recognized expense of approximately $7 million for costs incurred to respond to the Moss Landing Incident through March 31, 2025. As of March 31, 2025, we accrued approximately $70 million in obligations related to the Moss Landing Incident including approximately $30 million for anticipated air and soil monitoring requirements and $40 million for the expected costs of decommissioning the Moss Landing 300 structure, which includes demolition of the structure, removing and disposing of the batteries, and fulfilling land reclamation obligations (see Note 13 to the Financial Statements). Additional costs incurred from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs and penalties under contracts. We are currently unable to estimate the full impact the Moss Landing Incident will have on us as our estimate will evolve as demolition progresses.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles. As of March 31, 2025, the insurance receivable asset related to expenses we believe are probable of recovery from property damage insurance was $425 million recorded as offsets to the costs and expenses incurred in other noncurrent assets on the condensed consolidated balance sheet. Given uncertainty in timing of insurance recoveries and additional expenses that could be incurred related to the fire, we cannot predict the full impacts this event will have on our 2025 financial statements.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT, an 815 MW unit. We wrote-off the net book value of Unit 1 of the Martin Lake facility of less than $1 million to depreciation expense in December 2024. We currently expect the unit to return to service in late 2025. We incurred approximately $30 million in cash capital expenditures during the three-months ended March 31, 2025 to restore the unit to service. Cash capital expenditures to return the unit to service in 2025 are expected to be approximately $270 million. We expect to recover a majority of the expenditures associated with the Martin Lake Unit 1 through property damage insurance and receive additional business interruption proceeds. However, given uncertainty in timing of insurance recoveries and asset restart date, we cannot predict the net impacts these events will have on our 2025 financial statements.

Acquisition of Noncontrolling Interest

On September 18, 2024 (the UPA Transaction Date), Vistra Operations and Vistra Vision Holdings I LLC, an indirect subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (as amended, the UPAs) with each of Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue), pursuant to which Vistra Vision Holdings agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash (collectively, the Transaction). The Transaction closed on December 31, 2024 and Vistra Vision Holdings now owns 100% of the equity interests in Vistra Vision. See Notes 2 and 9 to the Financial Statements for additional information.

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

Our announced plan is based on market reforms that policymakers passed in the 2023 Texas legislative session, which ERCOT and the PUCT are currently implementing. These market reforms are focused on grid reliability and proper market signals. If successfully implemented, they could offer the regulatory framework necessary for Vistra to confidently make the long-term investments in these capacity projects. In addition, in July 2024, we filed applications with the PUCT under the Texas Energy Fund loan program seeking financing for the 860 MW of new advanced simple-cycle peaking plants referenced above. Both projects were selected for due diligence as part of the Texas Energy Fund loan program, which is ongoing. An invitation to due diligence does not mean an applicant is awarded a loan. Vistra's decision to move forward with the new west Texas gas plant projects are contingent upon supportive market reforms, approval of our Texas Energy Fund loan application, and other factors, including state and federal environmental regulations and long-term wholesale trends that continue to support gas generation.

Merger with Energy Harbor

On March 1, 2024 (Merger Date), pursuant to a transaction agreement dated March 6, 2023 (Transaction Agreement), (i) Vistra Operations transferred certain of its subsidiary entities into Vistra Vision, (ii) Black Pen Inc., a wholly owned subsidiary of Vistra, merged with and into Energy Harbor, (iii) Energy Harbor became a wholly owned subsidiary of Vistra Vision, and (iv) affiliates of Nuveen and Avenue exchanged a portion of the Energy Harbor shares held by Nuveen and Avenue for a 15% equity interest of Vistra Vision (collectively, Energy Harbor Merger). The Energy Harbor Merger combined Energy Harbor's and Vistra's nuclear and retail businesses and certain Vistra Zero renewables and energy storage facilities to provide diversification and scale across multiple carbon-free technologies (dispatchable and renewables/storage) and the retail business. The cash consideration for Energy Harbor Merger was funded by Vistra Operations using a combination of cash on hand and borrowings under the Commodity-Linked Facility, the Receivables Facility, and the Repurchase Facility. See Note 2 to the Financial Statements for additional information.

Nuclear Plant License Renewal

In 2023, the Perry Nuclear Plant filed a license extension application to operate through 2046, an additional 20 years beyond the existing license. A decision from the NRC is expected in late 2025.

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, and a first-time stand-alone battery storage investment tax credit. The IRA also implements a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 per MWh, subject to phase out as power prices increase above $25 per MWh (each subject to annual inflation adjustments). The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. As discussed in Note 1 to the Financial Statements in our 2024 Form 10-K, we recognized transferable nuclear PTC revenues of $545 million in the year ended December 31, 2024. U.S. Treasury regulations are expected to further define the scope of the legislation in many important respects, including critical guidance interpreting the nuclear PTC. This guidance could have a material impact on our estimate and would be reflected as a change in estimate in the period in which the guidance is received. We do not expect Vistra to be subject to the CAMT in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and relevant extensions or expansions of existing tax credits applicable to projects in our immediate development pipeline into account when forecasting cash taxes.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact in the condensed consolidated financial statements may be material. The Company's critical accounting policies are disclosed in our 2024 Form 10-K.

Results of Operations

Net income (loss) decreased $286 million to a Net loss of $268 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. For additional information see the following discussion of our results of operations.

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

Vistra Consolidated Financial Results — Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,168	$210	$1,380	$157	$4	$(986)	$3,933
Fuel, purchased power costs, and delivery fees	(1,712)	(497)	(1,172)	(52)	—	986	(2,447)
Operating costs	(40)	(258)	(327)	(12)	(56)	—	(693)
Depreciation and amortization	(23)	(150)	(316)	(15)	1	(19)	(522)
Selling, general, and administrative expenses	(243)	(41)	(58)	(2)	(17)	(30)	(391)
Operating income (loss)	1,150	(736)	(493)	76	(68)	(49)	(120)
Other income (deductions)	—	2	(9)	—	1	1	(5)
Interest expense and related charges	(18)	14	12	1	(1)	(327)	(319)
Income (loss) before income taxes	1,132	(720)	(490)	77	(68)	(375)	(444)
Income tax benefit	—	—	—	—	—	176	176
Net income (loss)	$1,132	$(720)	$(490)	$77	$(68)	$(199)	$(268)
Income tax benefit	—	—	—	—	—	(176)	(176)
Interest expense and related charges (a)	18	(14)	(12)	(1)	1	327	319
Depreciation and amortization (b)	23	181	396	15	(1)	19	633
EBITDA before Adjustments	1,173	(553)	(106)	91	(68)	(29)	508
Unrealized net (gain) loss resulting from commodity hedging transactions	(997)	1,030	567	(32)	(1)	—	567
Purchase accounting impacts	—	—	14	—	—	—	14
Non-cash compensation expenses	—	—	—	—	—	21	21
Transition and merger expenses	—	—	1	—	—	17	18
Decommissioning-related activities (c)	—	5	35	—	46	—	86
Other, net	8	8	3	3	(1)	(19)	2
Adjusted EBITDA	$184	$490	$514	$62	$(24)	$(10)	$1,216
____________
(a)Includes $48 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $31 million and $80 million, respectively, in the Texas and East segments.
(c)Represents net of all NDT (income) loss of the PJM nuclear facilities and all ARO and environmental remediation expenses.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$2,494	$459	$856	$276	$9	$(1,040)	$3,054
Fuel, purchased power costs, and delivery fees	(1,647)	(381)	(647)	(79)	(2)	1,040	(1,716)
Operating costs	(31)	(257)	(181)	(11)	(17)	(1)	(498)
Depreciation and amortization	(23)	(134)	(210)	(14)	(7)	(15)	(403)
Selling, general, and administrative expenses	(225)	(35)	(28)	(4)	(10)	(49)	(351)
Operating income (loss)	568	(348)	(210)	168	(27)	(65)	86
Other income (deductions)	(1)	2	38	—	3	45	87
Interest expense and related charges	(6)	10	(1)	—	(1)	(172)	(170)
Impacts of Tax Receivable Agreement	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	561	(336)	(173)	168	(25)	(197)	(2)
Income tax benefit	—	—	—	—	—	20	20
Net income (loss)	$561	$(336)	$(173)	$168	$(25)	$(177)	$18
Income tax benefit	—	—	—	—	—	(20)	(20)
Interest expense and related charges (a)	6	(10)	1	—	1	172	170
Depreciation and amortization (b)	23	160	233	14	7	16	453
EBITDA before Adjustments	590	(186)	61	182	(17)	(9)	621
Unrealized net (gain) loss resulting from commodity hedging transactions	(623)	604	328	(129)	(4)	—	176
Purchase accounting impacts	(2)	—	(2)	—	—	(14)	(18)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	21	21
Transition and merger expenses	1	—	4	—	—	28	33
Decommissioning-related activities (d)	—	6	(25)	—	—	—	(19)
ERP system implementation	—	—	—	—	—	6	6
Other, net	6	5	1	3	1	(41)	(25)
Adjusted EBITDA	$(28)	$429	$367	$56	$(20)	$(14)	$790
____________
(a)Includes $47 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $26 million and $23 million, respectively, in the Texas and East segments.
(c)Includes $10 million gain recognized on the repurchase of TRA Rights.
(d)Represents net of all NDT income (loss), ARO accretion expense for operating assets, and ARO remeasurement impacts for operating assets.

GAAP net income (loss) decreased $286 million to a net loss of $268 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The primary drivers for the decrease in GAAP net income (loss) include:

Unfavorable impacts:

•An increase of $391 million in unrealized mark-to-market losses on derivative positions due to power and natural gas curves moving up more significantly in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.

Favorable impacts:

•Inclusion of three months of Energy Harbor activity in the East and Retail segments for 2025 compared to one month in 2024.

The following table presents the operational performance of our retail and generation segments:

	Three Months Ended March 31,
	Retail		Texas		East		West
	2025	2024	2025	2024	2025	2024	2025	2024
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	17,965	16,074
Sales volumes in Northeast/Midwest	15,358	10,261
Total retail electricity sales volumes	33,323	26,335
Production volumes (GWh):
Natural gas facilities			9,145	8,151	14,642	14,762	502	1,228
Lignite and coal facilities			5,437	5,114	5,174	3,234
Nuclear facilities			5,229	5,008	7,679	2,329
Solar facilities			162	156	44
Capacity factors:
CCGT facilities			48.1%	43.8%	63.2%	61.5%	22.7%	55.0%
Lignite and coal facilities			56.0%	52.1%	61.0%	37.7%
Nuclear facilities			100.9%	95.6%	87.9%	77.4%
Weather - percent of normal (a):
Heating degree days	105%	90%	113%	93%	101%	87%	124%	117%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas Forth Worth area.

	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
Average Power Price ($MWh) (a):			Average Natural Gas Price ($MWh) (b):
ERCOT North Hub	$30.91	$21.58	NYMEX Henry Hub	$4.28	$2.43
ERCOT West Hub	$30.13	$25.70	Houston Ship Channel	$3.46	$1.92
PJM AEP Dayton Hub	$47.91	$29.57	Permian Basin	$1.83	$1.21
PJM Northern Illinois Hub	$35.19	$25.97	Dominion South	$3.74	$1.86
PJM Western Hub	$53.91	$32.61	Tetco ELA	$4.06	$2.27
MISO Indiana Hub	$44.84	$32.65	Chicago Citygate	$4.00	$2.85
ISONE Massachusetts Hub	$102.77	$43.93	Tetco M3	$6.42	$2.90
New York Zone A	$68.63	$32.67	Algonquin Citygates	$11.83	$4.26
CAISO NP15	$40.89	$50.46	PG&E Citygate	$3.71	$3.90
___________
(a)    Reflects the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized.
(b)Reflects the average around-the-clock settled prices for the periods presented and does not reflect costs incurred by us.

Adjusted EBITDA for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by $426 million. The primary drivers for the increase include:

	Three Months Ended March 31, 2025 Compared to 2024
	Retail (a)	Texas	East (a)	West
	(in millions)
Favorable change in realized revenue net of fuel driven primarily by addition of Energy Harbor in East.	$—	$65	$293	$6
Higher retail margins driven by favorable power supply costs, customer count growth, and inclusion of a full quarter of Energy Harbor retail contracts	213	—	—	—
Favorable impact of higher average consumption primarily due to weather	19	—	—	—
Increase in plant operating costs due primarily to addition of Energy Harbor in East	—	5	(134)	(1)
Change in SG&A and other primarily due to increase in costs related to addition of Energy Harbor in Retail and East	(20)	(9)	(12)	1
Change in Adjusted EBITDA	$212	$61	$147	$6
Change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	—	(21)	(163)	(1)
Change in unrealized net gains (losses) on hedging activities (b)	374	(426)	(239)	(97)
Decommissioning related activities	—	1	(60)	—
Other (including interest expenses)	(15)	1	(2)	1
Change in Net income (loss)	$571	$(384)	$(317)	$(91)
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger beginning March 1, 2024.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2025	2024
	(in millions)
Operating revenues	$4	$9	$(5)
Fuel, purchased power costs, and delivery fees	—	(2)	2
Operating costs	(56)	(17)	(39)
Depreciation and amortization	1	(7)	8
Selling, general, and administrative expenses	(17)	(10)	(7)
Operating loss	(68)	(27)	(41)
Other income (deductions)	1	3	(2)
Interest expense and related charges	(1)	(1)	—
Loss before income taxes	(68)	(25)	(43)
Net loss	$(68)	$(25)	$(43)
Adjusted EBITDA	$(24)	$(20)	$(4)

GAAP results for the three months ended March 31, 2025 are unfavorable compared to the three months ended March 31, 2024 primarily due to operating costs associated with the Moss Landing 300 Incident net of insurance receivables. See Note 1 to the Financial Statements for additional information.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As we entered the 2024 and 2025 calendar years, we had substantially all of our expected generation volumes hedged. This strategic hedging allowed us to lock in margins that were higher than what we would have realized if we had not hedged. These margins also exceeded those from hedging activities for the three months ended March 31, 2024, contributing to the increase in realized revenue net of fuel in our generation segments, along with the addition of Energy Harbor.

The changes in unrealized gains and losses on hedging activities are driven by forward power sales. When power prices increase or decrease compared to what our generation segments have sold forward, the generation segments recognize unrealized losses or gains, respectively. Conversely, the retail segment, which procures power from the generation segments to meet future load obligations, experiences an inverse effect on unrealized mark-to-market valuations compared to the generation segments.

In the first quarters of both 2024 and 2025, forward power prices in our Texas and East generation segments increased relative to our hedged positions resulting in unrealized losses in those segments, which were partially offset by unrealized gains in our retail segment.

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Commodity contract net liability as of January 1	$(1,459)	$(2,740)
Mark-to-market adjustments:
Settlements/termination of positions (a)	189	387
Changes in fair value of positions in the portfolio (b)	(756)	(563)
Net loss associated with mark-to-market accounting	(567)	(176)
Acquired commodity contracts (c)	—	(39)
Other activity (d)	5	47
Commodity contract net liability as of March 31	$(2,021)	$(2,908)
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

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of March 31, 2025, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of March 31, 2025
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years		Total
	(in millions)
Prices actively quoted	$(284)	$(56)	$21	$		$(319)
Prices provided by other external sources	$(643)	$(116)	$1	$		$(758)
Prices based on models	$(360)	$(578)	$(34)		$28	$(944)
Total	$(1,287)	$(750)	$(12)		$28	$(2,021)

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

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of March 31, 2025 were as follows:

	Balance of 2025	2026
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	97%	65%
Natural Gas Generation:
Texas	100%	65%
East	100%	100%
West	100%	39%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $599 million and $312 million for the three months ended March 31, 2025 and 2024, respectively. The favorable change of $287 million was primarily driven by a full quarter of Energy Harbor activity in 2025 and higher realized revenues net of fuel costs as compared to 2024. These favorable changes are partially offset by a $345 million decrease in net cash flows related to margin deposits as $217 million in net margin deposits related to commodity contracts supporting our hedging strategy were posted for the three months ended March 31, 2025 as compared to $128 million in net margin deposits returned for the three months ended March 31, 2024.

Investing Cash Flows

Cash used in investing activities includes:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in millions)
Capital expenditures, including LTSA prepayments	$(265)	$(152)	$(113)
Nuclear fuel purchases	(242)	(220)	(22)
Growth and development expenditures	(261)	(93)	(168)
Total capital expenditures	(768)	(465)	(303)
Energy Harbor acquisition (net of cash acquired)	—	(3,070)	3,070
Net sales (purchases) of environmental allowances	(286)	(114)	(172)
Proceeds from sales of property, plant, and equipment, including nuclear fuel	—	127	(127)
Other investing activity	(7)	(6)	(1)
Cash used in investing activities	$(1,061)	$(3,528)	$2,467

The change of $2.467 billion was primarily driven by $3.1 billion used to fund the Energy Harbor Merger in 2024 and partially offset by higher capital expenditures and net purchases of environmental allowances in 2025 primarily driven by the addition of Energy Harbor.

Financing Cash Flows

Cash (used in) provided by financing activities includes:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in millions)
Share repurchases	$(337)	$(291)	$(46)
Issuances of long-term debt	—	700	(700)
Other net long-term borrowings (repayments)	(6)	(756)	750
Net short-term borrowings (repayments)	—	500	(500)
Net borrowings (repayments) under the accounts receivable financing facilities	332	875	(543)
Dividends paid to common stockholders	(83)	(77)	(6)
Dividends paid to preferred stockholders	(21)	—	(21)
Tax withholding on stock based compensation	(50)	(12)	(38)
TRA Repurchase and tender offer — return of capital	—	(122)	122
Other financing activity	1	(24)	25
Cash (used in) provided by financing activities	$(164)	$793	$(957)

The change of $957 million was primarily driven by the net borrowing of $332 million of short-term debt and accounts receivable financing in the three months ended March 31, 2025 compared to the net borrowing of $1.375 billion in the three months ended March 31, 2024 reflecting amounts borrowed to partially fund the Energy Harbor Merger.

Available Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2025:

	March 31, 2025	December 31, 2024	Change
	(in millions)
Cash and cash equivalents (a)	$561	$1,188	$(627)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	2,217	2,162	55
Vistra Operations — Commodity-Linked Facility (c)	1,125	771	354
Total available liquidity (d)(e)	$3,903	$4,121	$(218)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the three months ended March 31, 2025.
(b)The increase in availability for the three months ended March 31, 2025 was driven by a $55 million decrease in letters of credit outstanding under the facility.
(c)As of March 31, 2025 and December 31, 2024, the borrowing bases were less than the facility limit of $1.75 billion. As of March 31, 2025, available capacity reflects the borrowing base of $1.125 billion and no cash borrowings. As of December 31, 2024, available capacity reflects the borrowing base of $771 million and no cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for additional information.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities or the Alternative LOC Facilities. See Note 9 to the Financial Statements for additional information.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision and maturity of the Vistra Operations Senior Secured Notes due May 2025 discussed in Note 9 to the Financial Statements. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

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

As of March 31, 2025, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.025 billion in cash and Eligible Assets has been posted with counterparties as compared to $841 million posted as of December 31, 2024;
•$5 million in cash has been received from counterparties as compared to $49 million received as of December 31, 2024;
•$2.439 billion in letters of credit has been posted with counterparties as compared to $2.560 billion posted as of December 31, 2024; and
•$89 million in letters of credit has been received from counterparties as compared to $131 million received as of December 31, 2024.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $23 million in federal income tax payments, $85 million in state income tax payments, and $2 million in TRA payments, offset by $14 million in state tax refunds.

For the three months ended March 31, 2025, there were no federal income tax payments, $5 million in state income tax payments, no state income tax refunds, and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). Although the period ended March 31, 2025 was not a compliance period, we would have been in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, and Secured LOC Facilities financial covenants if they were required to be tested at such time. See Note 9 to the Financial Statements for additional information.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2025, Vistra has posted letters of credit in the amount of $86 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $843 million in the form of letters of credit, $81 million in the form of a surety bond and $3 million of cash as of March 31, 2025 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $1.0 billion, 17.5% of Consolidated EBITDA, and 2.5% of Consolidated Total Assets may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.469 billion and zero, respectively, as of March 31, 2025.

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

Under the Vistra Operations Senior Unsecured Indentures, the Vistra Operations Senior Secured Indenture and the Indenture governing the 7.233% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the 7.233% Senior Secured Notes, the Receivables Facility, and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

Under the Vistra Operations Senior Unsecured Indenture and the Vistra Operations Senior Secured Indenture governing the 7.750% Senior Unsecured Notes, the 6.875% Senior Unsecured Notes, the 6.950% Senior Secured Notes, the 6.000% Senior Secured Notes, the 5.050% Senior Secured Notes, and the 5.700% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount that exceeds the greater of 1.5% of total assets and $600 million may result in a cross default under the respective notes and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

A default by Vistra Zero Operating or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $100 million, 75% of Consolidated EBITDA, and 6% of Consolidated Total Assets may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under such facility to accelerate the maturity of outstanding balances under such facility, which totaled approximately $697 million as of March 31, 2025.

A default by BCOP or any of its subsidiary guarantors in respect of certain provisions defined in the applicable agreement may result in a cross default under the BCOP Credit Agreement. Such a default would allow the lenders under such facility to accelerate the maturity of outstanding balances under such facility. In addition, the interest rate swap agreements that are secured with a lien on BCOP and its subsidiary guarantors' assets on a pari passu basis with the BCOP Credit Agreement contain cross-acceleration provisions, where an event of a default by BCOP or any of its subsidiary guarantors that results in the acceleration of such debt would give such counterparty under these hedging agreements the right to terminate its hedge or interest rate swap agreement with BCOP and require all outstanding obligations under such agreement to be settled.

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

Guarantees

See Note 13 to the Financial Statements for additional information.

Commitments and Contingencies

See Note 13 to the Financial Statements for additional information.

Changes in Accounting Standards

See Note 1 to the Financial Statements for additional information.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We manage the commodity price and commodity-related operational risk related to the competitive energy business within limitations established by senior management and in accordance with overall risk management policies. In managing commodity price risk, we enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange-traded and over-the-counter financial contracts and bilateral contracts with customers. Similar to other participants in the market, we cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices. Our nuclear fleet is eligible for the nuclear PTC provided by the IRA, which provides increasing levels of support as unit revenues decline below levels established in the IRA and is further adjusted annually for inflation over the duration of the program.

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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(in millions)
Average VaR	$292	$236
High VaR	$316	$371
Low VaR	$250	$86

Interest Rate Risk

We are exposed to fluctuations in interest rates through our issuance of variable rate debt. We mitigate our exposure to fluctuations in interest rates through entering interest rate swaps. These interest rate swaps limit the impact of interest rate changes on our results of operations and cash flows and lower our overall borrowing costs. Interest rate risk is managed centrally by our treasury function.

As of March 31, 2025, we have approximately $3.5 billion principal amount of variable rate debt consisting of the Vistra Operations Credit Facilities Term Loan B-3 Facility, the BCOP Credit Facilities and the Vistra Zero Term Loan B Facility (see Note 9 to the Financial Statements). We have entered into net notional interest rate swaps that will hedge $2.3 billion of our exposure to Vistra Operations variable rate debt through December 2030 and $108 million of our project-level debt through March 2045 (see Note 10 to Financial Statements). As of March 31, 2025, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $12 million after taking into account the interest rate swaps.

Credit Risk

Our primary concentration of credit risk is associated with the collection of receivables resulting from sales to retail customers and the risk of a counterparty's failure to meet its obligations under derivative contracts. We minimize our exposure to credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial conditions, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 10 to the Financial Statements for additional information.

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets arising from commodity contracts and hedging and trading activities totaled $2.249 billion as of March 31, 2025. Including collateral posted to us by counterparties, our net exposure was $2.140 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of March 31, 2025. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$1,543	$(11)	$1,532	$53	$1,479
Texas, East, and Asset Closure segments:
Investment grade	$89	$393	$482	$17	$465
Below investment grade or no rating	13	222	235	39	196
Texas, East, and Asset Closure segments	$102	$615	$717	$56	$661
Totals	$1,645	$604	$2,249	$109	$2,140

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $431 million, or 65%, of our total net exposure of our wholesale segments as of March 31, 2025. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparties.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at March 31, 2025. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 13 to the Financial Statements for additional information.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2024 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2025	516,401	$162.26	516,401	$1,925
February 1 - February 28, 2025	553,243	$153.71	553,243	$1,840
March 1 - March 31, 2025	1,368,056	$121.88	1,368,056	$1,673
For the quarter ended March 31, 2025	2,437,700	$137.66	2,437,700	$1,673

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

Board Authorization Dates:	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
Cumulative authorization at March 31, 2025	$6.75

See Note 14 to the Financial Statements for additional information.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Vistra currently owns and operates, or is in the process of reclaiming, 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. Vistra also owns or leases, and is in the process of reclaiming, two waste-to-energy surface facilities in Pennsylvania. These mining operations are regulated by the MSHA under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), along with other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects U.S. mines, including Vistra's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders, and proposed assessments are provided in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.OTHER INFORMATION

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

3.2	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	0001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	0001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	**		—
Thirteenth Supplemental Indenture for 5.500% Senior Notes due 2026, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.2	**		—
Thirteenth Supplemental Indenture for 5.625% Senior Notes due 2027, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

Exhibits	Previously Filed With File Number*	As Exhibit
4.3	**		—
Thirteenth Supplemental Indenture for 5.000% Senior Notes due 2027, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.4	**		—
Nineteenth Supplemental Indenture for 4.300% Senior Secured Notes due 2029, 3.70% Senior Secured Notes due 2027, 5.125% Senior Secured Notes due 2025, 6.950% Senior Secured Notes due 2033, 6.000% Senior Secured Notes due 2034, 5.050% Senior Secured Notes due 2026 and 5.700% Senior Secured Notes due 2034, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.5	**		—
Third Supplemental Indenture for 7.750% Senior Secured Notes due 2031, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.6	**		—
Seventh Supplemental Indenture for 4.375% Senior Notes due 2029, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.7	**		—
First Supplemental Indenture for 6.875% Senior Notes due 2032, dated January 31, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

4.8	**		—
Fifth Supplemental Indenture for 7.233% Senior Notes due 2028, dated February 5, 2025, among Vistra Operations Company LLC, as Issuer, the Guaranteeing Subsidiaries, the other subsidiary guarantors party thereto and the Trustee

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed May 5, 2025	10.1	—	2025 Employee Stock Purchase Plan, effective April 30, 2025

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

Exhibits	Previously Filed With File Number*	As Exhibit
XBRL Data Files

101.INS	**		—
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 7, 2025