Form 10-Q
period 2025-06-30
Vistra Corp.
filed 2025-08-08
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2025
Common stock, par value $0.01 per share	338,820,324

i

GLOSSARY OF TERMS AND ABBREVIATIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Current and Former Related Entities:
Ambit	Ambit Holdings, LLC, and/or its subsidiaries (d/b/a Ambit), depending on context
Ambit Texas	Ambit Texas, LLC, a wholly owned subsidiary of Vistra
BCOP	BCOP Borrower LLC, a subsidiary of Vistra Zero
Dynegy	Dynegy Inc., and/or its subsidiaries, depending on context
Dynegy Energy Services	Dynegy Energy Services, LLC and Dynegy Energy Services (East), LLC (each d/b/a Dynegy, Better Buy Energy, Brighten Energy, Honor Energy and True Fit Energy), indirect, wholly owned subsidiaries of Vistra, that are REPs in certain areas of MISO and PJM, respectively, and are engaged in the retail sale of electricity to residential and business customers.
Energy Harbor	Energy Harbor Holdings LLC (formerly known as Energy Harbor Corp.), and/or its subsidiaries, depending on context
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
Parent	Vistra Corp.
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S. Gas & Electric	U.S. Gas and Electric, LLC (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp., and/or its subsidiaries, depending on context
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 9 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets
Vistra Zero Operating	Vistra Zero Operating Company, LLC, an indirect, wholly owned subsidiary of Vistra
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency
FERC	U.S. Federal Energy Regulatory Commission
IEPA	Illinois Environmental Protection Agency
IPCB	Illinois Pollution Control Board

IRS	U.S. Internal Revenue Service
MSHA	U.S. Mine Safety and Health Administration
NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
OBBBA	One Big Beautiful Bill Act
Securities Act	Securities Act of 1933, as amended
General Terms:
2024 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025
ARO	asset retirement and mining reclamation obligation
BCOP Credit Agreement	credit agreement, dated as of December 16, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among BCOP, the lenders and issuing banks party thereto, the administrative agent, and collateral agent and the other parties named therein
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
CME	Chicago Mercantile Exchange
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ERP	enterprise resource program
ESS	energy storage system
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Market Heat Rate	Market Heat Rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
PTC	production tax credit
REP	retail electric provider
RTO	regional transmission organization
S&P	Standard & Poor's Ratings (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share

Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Vistra's 8.875% Series C Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general, and administrative
SO2	sulfur dioxide
SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury Bonds as collateral
TRA	Amended and Restated Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at the emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code
U.S.	United States of America
Vistra Operations Commodity-Linked Credit Agreement	credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations senior secured financing facilities
Vistra Zero Credit Agreement	credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero Operating, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

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

v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$4,250	$3,845	$8,183	$6,899
Fuel, purchased power costs, and delivery fees	(1,974)	(1,597)	(4,421)	(3,313)
Operating costs	(733)	(628)	(1,426)	(1,126)
Depreciation and amortization	(541)	(437)	(1,063)	(840)
Selling, general, and administrative expenses	(419)	(375)	(810)	(726)
Impairment of long-lived assets	(68)	—	(68)	—
Operating income	515	808	395	894
Other income, net	191	59	186	146
Interest expense and related charges	(303)	(241)	(622)	(411)
Impacts of Tax Receivable Agreement	—	—	—	(5)
Net income (loss) before income taxes	403	626	(41)	624
Income tax (expense) benefit	(76)	(159)	100	(139)
Net income	$327	$467	$59	$485
Net income attributable to noncontrolling interest	—	(102)	—	(155)
Net income attributable to Vistra	$327	$365	$59	$330
Cumulative dividends attributable to preferred stock	(47)	(47)	(96)	(96)
Net income (loss) attributable to Vistra common stock	$280	$318	$(37)	$234
Weighted average shares of common stock outstanding:
Basic	339,401,983	347,046,021	339,599,887	348,006,109
Diluted	345,505,188	354,327,393	339,599,887	355,555,429
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.82	$0.92	$(0.11)	$0.67
Diluted	$0.81	$0.90	$(0.11)	$0.66

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$327	$467	$59	$485
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $—, $—, $— and $—)	(1)	—	(1)	—
Total other comprehensive income (loss)	(1)	—	(1)	—
Comprehensive income	$326	$467	$58	$485
Comprehensive income attributable to noncontrolling interest	—	(102)	—	(155)
Comprehensive income attributable to Vistra	$326	$365	$58	$330

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$458	$1,188
Restricted cash	31	28
Trade accounts receivable — net	2,229	1,982
Inventories	965	970
Commodity and other derivative contractual assets	2,950	2,587
Margin deposits related to commodity contracts	728	406
Margin deposits posted under affiliate financing agreement	445	435
Prepaid expense and other current assets	678	523
Total current assets	8,484	8,119
Restricted cash	6	6
Investments	4,752	4,512
Property, plant and equipment — net	17,736	18,173
Goodwill	2,810	2,807
Identifiable intangible assets — net	2,252	2,213
Commodity and other derivative contractual assets	593	740
Accumulated deferred income taxes	9	9
Other noncurrent assets	1,504	1,191
Total assets	$38,146	$37,770
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$861	$—
Accounts receivable financing	1,125	750
Long-term debt due currently	230	880
Forward repurchase obligation due currently	682	703
Trade accounts payable	1,276	1,510
Commodity and other derivative contractual liabilities	4,086	3,351
Margin deposits related to commodity contracts	3	49
Accrued taxes other than income	143	209
Accrued interest	188	193
Asset retirement obligations	146	142
Other current liabilities	694	645
Total current liabilities	9,434	8,432
Margin deposits financing with affiliate	445	435
Long-term debt, less amounts due currently	15,540	15,418
Forward repurchase obligation, less amounts due currently	613	632
Commodity and other derivative contractual liabilities	1,430	1,367
Accumulated deferred income taxes	569	697
Asset retirement obligations	3,953	3,936
Other noncurrent liabilities and deferred credits	1,326	1,270
Total liabilities	33,310	32,187
Commitments and Contingencies
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2025	December 31, 2024
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 339,121,861 and 339,754,307 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	5	5
Treasury stock, at cost (213,257,045 and 208,998,299 shares at June 30, 2025 and December 31, 2024, respectively)	(6,485)	(5,912)
Additional paid-in-capital	9,450	9,435
Accumulated deficit	(642)	(454)
Accumulated other comprehensive income	19	20
Stockholders' equity	4,823	5,570
Noncontrolling interest in subsidiary	13	13
Total equity	4,836	5,583
Total liabilities and equity	$38,146	$37,770

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2025	2024
Cash flows — operating activities:
Net income	$59	$485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,534	1,177
Deferred income tax expense (benefit), net	(128)	115
Impairment of long-lived and other assets	68	—
Unrealized net loss from mark-to-market valuations of commodities	551	130
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	74	(58)
Unrealized net gain from nuclear decommissioning trusts	(74)	(55)
Asset retirement obligation accretion expense	66	52
Bad debt expense	87	72
Stock-based compensation expense	46	53
Involuntary conversion gain	(80)	—
Other, net	13	(28)
Changes in operating assets and liabilities:
Margin deposits, net	(368)	433
Accrued interest	(5)	4
Accrued taxes	(56)	(58)
Accrued employee incentive	(145)	(140)
Other operating assets and liabilities	(471)	(674)
Cash provided by operating activities	1,171	1,508
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,458)	(963)
Energy Harbor acquisition (net of cash acquired)	—	(3,065)
Proceeds from sales of nuclear decommissioning trust fund securities	3,024	777
Investments in nuclear decommissioning trust fund securities	(3,035)	(788)
Proceeds from sales of environmental allowances	25	65
Purchases of environmental allowances	(392)	(359)
Insurance proceeds for recovery of damaged property, plant and equipment	173	1
Proceeds from sale of property, plant and equipment, including nuclear fuel	—	129
Other, net	(8)	6
Cash used in investing activities	(1,671)	(4,197)
Cash flows — financing activities:
Issuances of debt	209	2,200
Repayments/repurchases of debt	(757)	(1,106)
Net borrowings (repayments) under accounts receivable financing	375	750
Borrowings under Commodity-Linked Facility	987	500
Repayments under Commodity-Linked Facility	(126)	(500)
Debt issuance costs	—	(32)
Stock repurchases	(589)	(622)
Dividends paid to common stockholders	(152)	(150)
Dividends paid to preferred stockholders	(96)	(75)
Dividends paid to noncontrolling interest holders	—	(15)
Tax withholding on stock based compensation	(50)	(11)
Principal payment on forward repurchase obligation	(41)	—
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2025	2024
TRA Repurchase and tender offer — return of capital	—	(122)
Other, net	13	(6)
Cash (used in) provided by financing activities	(227)	811
Net change in cash, cash equivalents and restricted cash	(727)	(1,878)
Cash, cash equivalents and restricted cash — beginning balance	1,222	3,539
Cash, cash equivalents and restricted cash — ending balance	$495	$1,661
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838
Stock repurchases	—	—	(237)	—	—	—	(237)	—	(237)
Effects of stock-based incentive compensation plans	—	—	—	43	—	—	43	—	43
Net income	—	—	—	—	327	—	327	—	327
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(58)	—	(58)	—	(58)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	—	1	—	1	—	1
Balances at June 30, 2025	$2,476	$5	$(6,485)	$9,450	$(642)	$19	$4,823	$13	$4,836

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans (a)	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (b)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
Stock repurchases	—	—	(331)	—	—	—	(331)	—	(331)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income	—	—	—	—	365	—	365	102	467
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(59)	—	(59)	—	(59)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(1)	—	—	(1)	(1)	(2)
Balances at June 30, 2024	$2,476	$5	$(5,278)	$10,917	$(2,533)	$6	$5,593	$1,714	$7,307
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

Significant Events

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February 2025, but the two other battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service in late 2025 or early 2026. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of June 30, 2025, the net book value of the Moss Landing 100 facility was approximately $170 million.

As a result of the damage caused by the Moss Landing Incident, during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 6 and 16 for additional information).

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site. Under the ASAOC, we are required to perform specific battery removal and remediation activities, including battery removal and disposal, building demolition, and air and water monitoring. We estimate the total cost of these activities to be approximately $110 million. We have incurred expenses of approximately $18 million on ASAOC activities through June 30, 2025. Additionally, as of June 30, 2025, we have accrued approximately $92 million for estimated future costs for the ASAOC activities, of which, $74 million is reflected in other current liabilities and $18 million is reflected in other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets. This estimate assumes the ASAOC activities will be completed by the end of 2026. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste which could be identified as the demolition progresses as we are unable to estimate such costs until sampling of waste material is complete. We will account for any adjustments to the accrual as a change in estimate in the period new information becomes available.

Additional impacts from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs and penalties under contracts. See Note 13 for additional information.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles. As of March 31, 2025, the insurance receivable asset related to expenses we believe are probable of recovery from property damage insurance was $425 million, recorded as offsets to the expenses incurred in other noncurrent assets in the condensed consolidated balance sheets. See Insurance Recoveries for additional information.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. We expect the unit to return to service in late 2025. We estimate total cash capital expenditures required to restore the unit to service will be approximately $280 million, of which approximately $100 million in cash capital expenditures were incurred in the six months ended June 30, 2025.

We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. During the three months ended June 30, 2025, we recognized property damage insurance recoveries of $100 million, of which $20 million was recorded as an offset to operating costs incurred to restore the unit to service, and $80 million was recorded as a gain in other income, net in the condensed consolidated statements of operations. See Insurance Recoveries for additional information.

Insurance Recoveries

The following table summarizes the expenses recorded, net of property damage insurance recoveries, related to the Moss Landing Incident and Martin Lake Incident during the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Moss Landing Incident	Martin Lake Incident	Total	Moss Landing Incident	Martin Lake Incident	Total
	(in millions)
Write-off of net book value of facility to depreciation and amortization	$—	$—	$—	$400	$—	$400
Operating costs incurred to restore Martin Lake to service	—	6	6	—	20	20
Incurred and estimated cost of ASAOC activities to operating costs (a)	25	—	25	102	—	102
Total incident expense	$25	$6	$31	$502	$20	$522

Property damage insurance receivable as of the beginning of the period (b)	$425	$14	$439	$—	$—	$—
Recovery of incident expense recorded to insurance receivable	—	6	6	425	20	445
Insurance recovery gain recorded in other non-operating income, net	—	80	80	—	80	80
Insurance proceeds received	(121)	(80)	(201)	(121)	(80)	(201)
Property damage insurance receivable as of the end of the period (b)	$304	$20	$324	$304	$20	$324

Total incident expense, net of property damage insurance recoveries	$25	$—	$25	$77	$—	$77
____________
(a)Total estimated costs of ASAOC activities is expected to be approximately $110 million, of which $102 million was recorded in operating costs in the condensed consolidated statements of operations. Amounts above exclude $8 million of estimated demolition and battery removal costs reclassified from the Moss Landing 300 ARO to other current liabilities during the three months ended March 31, 2025.
(b)Property damage insurance receivable is included in other noncurrent assets on the condensed consolidated balance sheets.

The following table summarizes the business interruption insurance recoveries related to the Moss Landing Incident and Martin Lake Incident during the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Moss Landing Incident	Martin Lake Incident	Total	Moss Landing Incident	Martin Lake Incident	Total
	(in millions)
Business interruption insurance proceeds received (a)	$21	$—	$21	$21	$—	$21
____________
(a)Business interruption insurance proceeds is included in operating revenues in the condensed consolidated statements of operations.

We expect to receive additional property damage and business interruption insurance proceeds related to the Martin Lake Incident and additional business interruption insurance proceeds related to the Moss Landing Incident which are not included in the property damage insurance receivable as of the period ended June 30, 2025. These additional proceeds will be recorded as income in the period they are realized.

Recent Developments

Nuclear Plant License Renewal

In July 2025, our application for a license renewal at our Perry Nuclear Plant was approved by the NRC. The license now extends through 2046.

One Big Beautiful Bill Act

In July 2025, the U.S. enacted the budget and reconciliation package known as the "One Big Beautiful Bill Act" (OBBBA). See Note 5 for additional information.

Debt, Credit Facilities, and Financings

In July 2025, (i) construction/term loans of $168 million were funded for the Pulaski solar generation facility pursuant to the BCOP Credit Agreement, (ii) the Receivables Facility was amended to increase the purchase limit from $1.0 billion to $1.1 billion and extend the term to July 2026, and (iii) the Repurchase Facility was amended to extend the term to July 2026. See Note 9 for additional information.

Interest Rate Swaps

In July 2025, BCOP entered into approximately $238 million notional amount of interest rate swaps effective October 30, 2026 and expiring in July 2045 to hedge a portion of BCOP's exposure on floating rate construction/term loan commitments relating to the Pulaski solar generation facility, pursuant to the BCOP Credit Agreement. See Note 10 for additional information.

2.    ACQUISITIONS

Purchase Agreement

On May 15, 2025, Vistra Operations entered into a purchase and sale agreement (Purchase Agreement) with subsidiaries of Lotus Infrastructure Partners (Lotus) to acquire 100% of the membership interests of subsidiaries of Lotus (the Acquired Companies, and the transactions contemplated by the Purchase Agreement, the Transactions). The Transactions will result in the acquisition of seven natural gas generation facilities totaling 2,600 MW in Delaware and Pennsylvania (PJM), Rhode Island (ISO-NE), New York (NYISO), and California (CAISO). This expansion is expected to further geographically diversify Vistra's natural gas fleet.

The aggregate purchase price consists of a base purchase price of $1.9 billion, subject to certain customary adjustments, including the Acquired Companies' working capital, cash, indebtedness, and certain other adjustments, as specified in the Purchase Agreement. Vistra Operations expects to fund the Transactions with (a) the assumption of the Acquired Companies' indebtedness, which consists of a senior secured credit facility, including an existing term loan, which would reduce the cash consideration payable at closing, and (b) cash. The principal amount of the senior secured credit facility to be assumed is expected to be approximately 50% of the consideration at closing.

Consummation of the Transactions is subject to customary closing conditions, including (a) receipt of all requisite regulatory approvals, including approvals of FERC under the Federal Power Act of 1920, (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (c) a declaratory ruling or approval from the New York Public Service Commission (collectively, Specified Regulatory Approvals). The Purchase Agreement includes, as a condition to Vistra Operations’ obligation to close, a requirement that Lotus complete a pre-closing reorganization. This reorganization involves transferring certain subsidiaries of the Acquired Companies to the Sellers or their non-Acquired Company affiliates prior to closing. We are pursuing all Specified Regulatory Approvals and anticipate the Transactions will close in late 2025 or early 2026.

Energy Harbor Business Combination

On March 1, 2024 (Merger Date), pursuant to a transaction agreement dated March 6, 2023, (i) Vistra Operations transferred certain of its subsidiary entities into Vistra Vision, (ii) Black Pen Inc., a wholly owned subsidiary of Vistra, merged with and into Energy Harbor, (iii) Energy Harbor became a wholly owned subsidiary of Vistra Vision, and (iv) affiliates of Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue) exchanged a portion of the Energy Harbor shares held by Nuveen and Avenue for a 15% equity interest of Vistra Vision (collectively, Energy Harbor Merger). The Energy Harbor Merger combined Energy Harbor's and Vistra's nuclear and retail businesses and certain Vistra Zero renewables and energy storage facilities to provide diversification and scale across multiple carbon-free technologies (dispatchable and renewables/storage) and the retail business.

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

The following unaudited pro forma financial information for the three and six months ended June 30, 2024 assumes that the Energy Harbor Merger occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(in millions)
Revenues	$3,845	$7,623
Net income	$467	$574

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

Acquisition costs incurred in the Energy Harbor Merger totaled zero and $24 million for the three and six months ended June 30, 2024, respectively, and are classified as selling, general, and administrative expenses in the condensed consolidated statements of operations.

Acquisition of Noncontrolling Interest

On September 18, 2024, Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with each of Nuveen and Avenue, pursuant to which Vistra Vision Holdings agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash. The UPAs contained certain closing conditions outside our control that represented conditional redemption obligations that required us to reflect the transaction as redeemable noncontrolling interest within the mezzanine section of the consolidated balance sheet as of September 30, 2024. The UPAs were amended prior to close to accelerate principal payments to Avenue and certain Nuveen noncontrolling interest holders. The transaction closed on December 31, 2024, with all closing conditions met. Upon closing, we reclassified the remaining future payments attributable to the redeemable noncontrolling interest to a financing obligation. See Note 9 for additional information.

3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,206	$—	$—	$—	$—	$—	$2,206
Retail energy charge in Northeast/Midwest	793	—	—	—	—	—	793
Wholesale generation revenue from ISO/RTO	—	41	412	21	—	—	474
Capacity revenue from ISO/RTO (a)	—	—	30	—	—	—	30
Revenue from other wholesale contracts	—	109	92	47	1	1	250
Total revenue from contracts with customers	2,999	150	534	68	1	1	3,753
Other revenues:
Transferable PTC revenues (b)	—	4	—	—	—	—	4
Hedging revenues — realized	370	(9)	28	38	—	—	427
Hedging revenues — unrealized	141	90	(99)	(82)	—	—	50
Business interruption insurance proceeds	—	—	—	—	21	—	21
Intangible amortization and other revenues	—	(2)	(3)	—	—	—	(5)
Intersegment sales (c)	22	1,555	1,020	1	(2)	(2,596)	—
Total other revenues	533	1,638	946	(43)	19	(2,596)	497
Total revenues	$3,532	$1,788	$1,480	$25	$20	$(2,595)	$4,250
____________
(a)Includes $134 million of capacity sold offset by $104 million of capacity purchased in each ISO/RTO in the East segment. If the net capacity purchased or sold in an ISO/RTO results in a net capacity purchase, the net purchase is included in fuel, purchased power costs, and delivery fees.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.
(c)The Texas and East segments include $817 million and $164 million, respectively, of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended June 30, 2024
	Retail	Texas	East (a)	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,039	$—	$—	$—	$—	$—	$2,039
Retail energy charge in Northeast/Midwest (a)	991	—	—	—	—	—	991
Wholesale generation revenue from ISO/RTO	—	88	164	35	(6)	—	281
Capacity revenue from ISO/RTO (b)	—	—	17	—	—	—	17
Revenue from other wholesale contracts	—	128	87	42	14	—	271
Total revenue from contracts with customers	3,030	216	268	77	8	—	3,599
Other revenues:
Transferable PTC revenue	—	3	—	—	—	—	3
Hedging revenues — realized	276	(32)	13	30	(1)	—	286
Hedging revenues — unrealized	(156)	(228)	257	83	2	—	(42)
Intangible amortization and other revenues	(1)	—	(1)	—	—	1	(1)
Intersegment sales (c)	19	262	995	3	—	(1,279)	—
Total other revenues	138	5	1,264	116	1	(1,278)	246
Total revenues	$3,168	$221	$1,532	$193	$9	$(1,278)	$3,845
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
(c)The Texas segment includes $432 million of intersegment unrealized net losses, and the East and West segments include $113 million and $2 million, respectively, of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,192	$—	$—	$—	$—	$—	$4,192
Retail energy charge in Northeast/Midwest	1,832	—	—	—	—	—	1,832
Wholesale generation revenue from ISO/RTO	—	119	1,182	47	—	—	1,348
Capacity revenue from ISO/RTO (a)	—	—	50	—	—	—	50
Revenue from other wholesale contracts	—	238	222	115	5	1	581
Total revenue from contracts with customers	6,024	357	1,454	162	5	1	8,003
Other revenues:
Transferable PTC revenues (b)	—	6	—	—	—	—	6
Hedging revenues — realized	644	(36)	(50)	64	—	—	622
Hedging revenues — unrealized	(16)	(53)	(349)	(46)	1	—	(463)
Business interruption insurance proceeds	—	—	—	—	21	—	21
Intangible amortization and other revenues	—	(2)	(4)	—	—	—	(6)
Intersegment sales (c)	48	1,726	1,809	2	(3)	(3,582)	—
Total other revenues	676	1,641	1,406	20	19	(3,582)	180
Total revenues	$6,700	$1,998	$2,860	$182	$24	$(3,581)	$8,183
____________
(a)Includes $207 million of capacity sold offset by $157 million of capacity purchased in each ISO/RTO in the East segment. If the net capacity purchased or sold in an ISO/RTO results in a net capacity purchase, the net purchase is included in fuel, purchased power costs, and delivery fees.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.
(c)The Texas and East segments include $65 million and $107 million, respectively, of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Six Months Ended June 30, 2024
	Retail	Texas	East (a)	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,741	$—	$—	$—	$—	$—	$3,741
Retail energy charge in Northeast/Midwest (a)	1,654	—	—	—	—	—	1,654
Wholesale generation revenue from ISO/RTO	—	156	497	114	3	—	770
Capacity revenue from ISO/RTO (b)	—	—	36	—	—	—	36
Revenue from other wholesale contracts	—	232	212	99	14	—	557
Total revenue from contracts with customers	5,395	388	745	213	17	—	6,758
Other revenues:
Transferable PTC revenues	—	5	—	—	—	—	5
Hedging revenues — realized	554	(142)	87	33	(5)	—	527
Hedging revenues — unrealized	(311)	(360)	57	219	6	—	(389)
Intangible amortization and other revenues	(1)	—	(2)	—	—	1	(2)
Intersegment sales (c)	25	789	1,501	4	—	(2,319)	—
Total other revenues	267	292	1,643	256	1	(2,318)	141
Total revenues	$5,662	$680	$2,388	$469	$18	$(2,318)	$6,899
____________

(a)Includes revenues associated with March 2024 operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $64 million of capacity sold offset by $28 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs, and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $44 million offset by $19 million of capacity sold within the East segment.
(c)The Texas and East segments include $922 million and $178 million, respectively, of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of June 30, 2025, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled.

	Balance of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
	(in millions)
Remaining performance obligations	$755	$881	$308	$122	$62	$548	$2,676

Trade Accounts Receivable

	June 30, 2025	December 31, 2024
	(in millions)
Wholesale and retail trade accounts receivable	$2,304	$2,061
Allowance for credit losses	(75)	(79)
Trade accounts receivable — net	$2,229	$1,982

Trade accounts receivable from contracts with customers — net	$1,802	$1,514
Other trade accounts receivable — net	427	468
Trade accounts receivable — net	$2,229	$1,982

Gross trade accounts receivable as of June 30, 2025 and December 31, 2024 include unbilled retail revenues of $1.053 billion and $802 million, respectively.

Allowance for Credit Losses on Accounts Receivable

	Six Months Ended June 30,
	2025	2024
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$79	$61
Increase for bad debt expense	87	72
Decrease for account write-offs	(91)	(74)
Allowance for credit losses on accounts receivable at end of period	$75	$59

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

Sales of Transferable PTCs

During 2025, we sold $290 million transferable nuclear production tax credits (PTCs) recognized from qualifying 2024 nuclear generation, of which $200 million was sold in January 2025 and $90 million was sold in May and June 2025. Cash proceeds of $191 million were received during the six months ended June 30, 2025, and the remaining $86 million are recorded as a PTC receivable in other current assets in the June 30, 2025 condensed consolidated balance sheets, and were received in July 2025.

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

Income Tax Expense

The components of our income tax (expense) benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss) before income taxes	$403	$626	$(41)	$624
Income tax (expense) benefit	$(76)	$(159)	$100	$(139)
Effective tax rate	18.9%	25.4%	243.9%	22.3%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended June 30, 2025, the effective rate of 18.9% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to stock-based compensation. For the six months ended June 30, 2025, the effective tax rate of 243.9% was higher than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to stock-based compensation, partially offset by state income taxes and the discrete impact of mark-to-market adjustments accounted for outside of the Company's forecasted annual effective income tax rate.

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

OBBBA and CAMT

In July 2025, the U.S. enacted the budget and reconciliation package known as the One Big Beautiful Bill Act (OBBBA). We are analyzing the law and reviewing the impacts. Any impacts to our tax accounts will be recorded in the three months ended September 30, 2025. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

6.    PROPERTY, PLANT, AND EQUIPMENT

Our property, plant, and equipment consist of our power generation assets, related mining assets, land, information systems hardware, capitalized corporate office lease space, and other leasehold improvements. Land and construction work in progress are not depreciated.

	June 30, 2025	December 31, 2024
	(in millions)
Power generation and structures	$22,298	$22,783
Office and other equipment	173	160
Land	614	603
Construction work in progress (a)	1,557	1,060
Finance lease right-of-use assets	186	186
Nuclear fuel	2,006	1,843
Property, plant and equipment — gross	26,834	26,635
Less accumulated depreciation	(8,541)	(8,020)
Less finance lease right-of-use assets accumulated amortization	(37)	(33)
Less accumulated amortization on nuclear fuel	(520)	(409)
Property, plant and equipment — net	$17,736	$18,173
____________
(a)In the second quarter of 2025, we recognized impairments of $68 million related to development projects we have no plans to complete.

Depreciation and amortization of property, plant, and equipment (including the classification in the condensed consolidated statements of operations) consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$497	$389	$976	$754
Finance lease right-of-use assets	Depreciation and amortization	2	2	4	4
Nuclear fuel	Fuel, purchased power costs, and delivery fees	122	97	237	146
Total property, plant, and equipment expense		$621	$488	$1,217	$904

Retirement of Generation Facilities

Below are our facilities that are retired or have an announced retirement date. Operating results for generation facilities with defined retirement dates are included in our Asset Closure segment in the calendar year the retirement occurs or is expected to occur. The Moss Landing 300 facility was transferred to the Asset Closure segment during the first quarter of 2025 as we do not plan to return the asset to operations. See Note 1 for additional information.

Facility	Location	ISO/RTO	Fuel Type	Net Capacity (MW)	Expected or Actual Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2027	East
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Texas
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	East
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the middle of 2028	East
Newton	Newton, IL	MISO	Coal	615	By the end of 2027	East
Edwards	Bartonville, IL	MISO	Coal	585	Retired January 1, 2023	Asset Closure
Total				5,163
____________
(a)Expected retirement dates may change if economic or other conditions dictate.

The Company intends to repower Coleto Creek as a gas-fueled facility upon its retirement as a coal-fueled facility. We are currently evaluating the feasibility of converting the other coal-fueled facilities with expected retirement dates in 2027 and 2028 to gas-fueled facilities.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of June 30, 2025 and December 31, 2024, the carrying value of goodwill totaled $2.810 billion and $2.807 billion, respectively.

	Retail Segment	Texas Segment
	Retail Reporting Unit (a)	Texas Reporting Unit	Goodwill Pending Allocation	Total Goodwill
	(in millions)
Balance at December 31, 2024	$2,461	$122	$224	$2,807
Measurement period adjustment recorded in connection with the Energy Harbor Merger (b)	227	—	(224)	3
Balance at June 30, 2025	$2,688	$122	$—	$2,810
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Includes the allocation of goodwill attributable to the Energy Harbor acquisition to the retail reporting unit (see Note 2 for additional information).

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2025			December 31, 2024
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$2,022	$151	$2,173	$1,977	$196
Software and other technology-related assets	640	329	311	601	293	308
Retail and wholesale contracts	503	392	111	503	353	150
Long-term service agreements	18	6	12	18	5	13
Other identifiable intangible assets (a)	341	15	326	218	13	205
Total identifiable intangible assets subject to amortization	$3,675	$2,764	911	$3,513	$2,641	872
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,252			$2,213
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2025	December 31, 2024
	(in millions)
Long-term service agreements	$101	$108
Wholesale power and fuel purchase contracts	43	47
Total identifiable intangible liabilities	$144	$155

Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in millions)
Retail customer relationships	Depreciation and amortization	$22	$31	$45	$53
Software and other technology-related assets	Depreciation and amortization	18	15	36	28
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(2)	(3)	(4)	(4)
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	87	92	223	196
Total intangible asset expense, net		$125	$135	$300	$273
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

Estimated Amortization of Identifiable Intangible Assets

As of June 30, 2025, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2025	$227
2026	$170
2027	$71
2028	$51
2029	$33

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

As of June 30, 2025 and December 31, 2024, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $445 million and $435 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 8 to the Financial Statements in our 2024 Form 10-K for additional information.

9.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Long-term debt, including amounts due currently:
Project-level debt	$1,273	$1,064
Vistra Operations debt	14,648	15,405
Long-term debt before unamortized premiums, discounts and issuance costs	15,921	16,469
Unamortized premiums, discounts, and issuance costs	(151)	(171)
Long-term debt including amounts due currently	$15,770	$16,298
Accounts receivable financing	$1,125	$750
Forward repurchase obligation	$1,295	$1,335
Short-term borrowings	$861	$—

Long-Term Debt

The Company's long-term debt obligations, including amounts due currently consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,462	$2,475
BCOP Credit Facility, Bridge Loans due November 1, 2025 / December 3, 2026	367	367
BCOP Credit Facility, Construction Loan due November 1, 2025	88	—
BCOP Credit Facility, Term Loans due December 3, 2029	121	—
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	697
Vistra Operations Senior Secured Notes:
5.125% Senior Secured Notes, due May 13, 2025	—	744
5.050% Senior Secured Notes, due December 30, 2026	500	500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
6.000% Senior Secured Notes, due April 15, 2034	500	500
5.700% Senior Secured Notes, due December 30, 2034	750	750
Total Vistra Operations Senior Secured Notes	4,400	5,144
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 1, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
6.875% Senior Unsecured Notes, due April 15, 2032	1,000	1,000
Total Vistra Operations Senior Unsecured Notes	7,300	7,300
Other:
Equipment Financing Agreements	55	55

	June 30, 2025	December 31, 2024
	(in millions)
Total other long-term debt	55	55
Unamortized debt premiums, discounts, and issuance costs	(151)	(171)
Total long-term debt including amounts due currently	15,770	16,298
Less amounts due currently	(230)	(880)
Total long-term debt, less amounts due currently	$15,540	$15,418

Long-Term Debt Maturities

Long-term debt maturities as of June 30, 2025 are as follows:

June 30, 2025
(in millions)
Remainder of 2025	$129
2026	1,798
2027	3,435
2028	36
2029	2,362
Thereafter	8,161
Unamortized premiums, discounts, and debt issuance costs	(151)
Total long-term debt, including amounts due currently	$15,770

Credit Facilities

Our credit facilities and related available capacity as of June 30, 2025 are presented below.

		June 30, 2025
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Long-Term Debt, Including Amounts Due Currently)	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$3,440	$—	$1,280	$2,160
Term Loan B-3 Facility	December 20, 2030	2,462	2,462	—	—
Total Vistra Operations Credit Facilities		5,902	2,462	1,280	2,160
Vistra Operations Commodity-Linked Facility	October 1, 2025	1,750	861	—	—
Total Vistra Operations debt		$7,652	$3,323	$1,280	$2,160
Project-level debt:
Bridge Loans	November 1, 2025 / December 3, 2026	$367	$367	$—	$—
Construction Loan	November 1, 2025	88	88	—	—
Term Loans	December 3, 2029	121	121	—	—
BCOP Credit Facility (a)(b)		576	576	—	—
Vistra Zero Term Loan B Facility (b)	April 30, 2031	697	697	—	—
Total project-level debt		$1,273	$1,273	$—	$—
Total credit facilities		$8,925	$4,596	$1,280	$2,160
___________
(a)The BCOP Credit Facility also includes a Debt Service Reserve commitment of $29 million and has $7 million of letters of credit issued as of June 30, 2025.
(b)Vistra Zero Operating's and BCOP's obligations under the Vistra Zero Credit Agreement and the BCOP Credit Agreement, respectively, are guaranteed by subsidiaries of Vistra Zero Operating and BCOP, respectively, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Vistra Operations Credit Facilities

As of June 30, 2025, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.902 billion in senior secured, first-lien revolving credit commitments and outstanding term loans (Vistra Operations Credit Facilities). The Vistra Operations Credit Facilities consist of (i) revolving credit commitments (including aggregate revolving letter of credit commitments) of up to $3.440 billion, (Revolving Credit Facility), and (ii) term loans of $2.462 billion (Term Loan B-3 Facility).

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Under the Vistra Operations Credit Agreement, the interest on borrowings under the Revolving Credit Facility is paid based on (i) the forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00% and (ii) the fee on any undrawn amounts with respect to the Revolving Credit Facility that ranges from 17.5 basis points to 35.0 basis points. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. Letters of credit issued under the Revolving Credit Facility bear interest that range from 1.25% to 2.00% and are paid quarterly in arrears. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2025, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit Facility was 1.725%.

Term Loan B-3 Facility — The Term Loan B-3 Facility is used for general corporate purposes and bears interest based on the applicable Term SOFR, plus a fixed spread of 1.75%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 10 for additional information) on outstanding borrowings of $2.462 billion was 6.08% as of June 30, 2025. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

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

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of June 30, 2025, Vistra Operations can distribute approximately $10.3 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $500 million and $500 million for the three months ended June 30, 2025 and 2024, respectively, and $925 million and $990 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to pay any taxes or general operating or corporate overhead expenses arising out of Parent's ownership or operation of Vistra Operations. As of June 30, 2025, all of the restricted net assets of Vistra Operations may be distributed to Parent.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of June 30, 2025, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.750 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. As of June 30, 2025, the borrowing base of $861 million is lower than the facility limit which represents the aggregate commitments of $1.750 billion.

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

Interest on the Commodity-Linked Facility bears interest based on either the Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00% and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. The interest period for a daily simple SOFR is for a one-week period with interest paid in arrears. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of June 30, 2025, the applicable interest rate margins for borrowings outstanding under the Commodity-Linked Facility was 1.725% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of June 30, 2025, there were $861 million in outstanding borrowings under the Commodity-Linked Facility and the weighted average interest rate on outstanding borrowings was 6.040%.

BCOP Project-level Credit Facilities

In December 2024, BCOP and its subsidiaries entered into the BCOP Credit Agreement to fund the development of the Baldwin and Coffeen solar generation and battery ESS facilities and the Oak Hill and Pulaski solar generation facilities in Illinois and Texas. The BCOP Credit Agreement provides for (i) bridge loans of $367 million for the Oak Hill and Pulaski projects (Bridge Loans) and (ii) construction/term loan commitments of $528 million (Construction/Term Loan Facility) and debt service reserve letter of credit facility commitments of $29 million (Debt Service Reserve, and, collectively with the Bridge Loans and the Construction/Term Loan Facility, the BCOP Credit Facility).

As of June 30, 2025, the Bridge Loans for Oak Hill and Pulaski totaled $106 million and $261 million, respectively, and will mature in November 2025 and December 2026, respectively, subject to the terms of the BCOP Credit Agreement. Interest is paid on the Bridge Loans in arrears based on the applicable Term SOFR elected in the borrowing notice plus a fixed spread of 1.625% per annum, and the weighted average interest rate on outstanding borrowings was 5.935% as of June 30, 2025. Repayment of the Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits to be generated by the projects.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans to fund the Oak Hill and Pulaski project costs during construction that will convert to term loans once each project reaches its commercial operation date and term conversion date. On April 1, 2025, BCOP funded $75 million and $46 million of term loans for Baldwin and Coffeen, respectively, that will mature in December 2029, and issued $7 million in letters of credit under the Debt Service Reserve facility to support the Baldwin and Coffeen term loans. On May 20, 2025, BCOP funded $88 million of construction loans for Oak Hill that will mature in November 2025 and, subject to meeting certain conditions, will convert to a term loan maturing in December 2029. Interest on the construction/term loans will be paid in arrears based on the applicable Term SOFR elected in the borrowing notice plus fixed spreads of 1.875% per annum for construction loans and 2.000% per annum for term loans, and the weighted average interest rate on outstanding construction/term loans was 6.240% as of June 30, 2025. Beginning on the term funding or term conversion date, the term loans will amortize over a 20-year period and debt amortization and interest payments will be funded with cash flows from the underlying project. Fees on the issued debt service reserve letters of credit will be paid in arrears at 2.000% per annum. Commitment fees on the undrawn loan commitments and unissued letter of credit commitments will be paid quarterly in arrears at a fixed percentage of the loan's fixed spread.

On July 2, 2025, BCOP funded $168 million of construction loans for Pulaski that will mature in December 2026 and, subject to meeting certain conditions, will convert to a term loan maturing in December 2029.

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

Interest on the Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 6.33% as of June 30, 2025.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and June 2025, we entered into uncommitted standby letters of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities may be renewed annually and are used for general corporate purposes. As of June 30, 2025, $1.298 billion of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In May 2024, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $500 million. As of June 30, 2025, the total capacity was $500 million and $500 million of letters of credit were outstanding under the Alternative LOC Facilities. The commitments under the Alternative LOC Facilities terminate in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

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

In May 2025, the $744 million outstanding principal amount of the 5.125% Senior Secured Notes due May 2025 were repaid at maturity.

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

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In July 2025, the Receivables Facility was amended to increase the purchase limit from $1.0 billion to $1.1 billion and extend the term of the Receivables Facility to July 2026.

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

As of June 30, 2025, outstanding borrowings under the Receivables Facility totaled $1.0 billion and were supported by $1.624 billion of RecCo gross receivables. As of December 31, 2024, there were $750 million outstanding borrowings under the Receivables Facility.

Repurchase Facility

TXU Energy and the other Originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2025, the Repurchase Facility was renewed until July 2026 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of Originators under the Receivables Facility and represents a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Repo Transaction). Each Repo Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

As of June 30, 2025, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings under the Repurchase Facility as of December 31, 2024.

Forward Repurchase Obligation

In accordance with the amended UPAs, on December 31, 2024, Vistra closed the acquisition of the Vistra Vision minority interest from Avenue and Nuveen. Vistra paid Avenue for the purchase of their minority interest in Vistra Vision in full upon closing and paid Nuveen an initial payment at closing, with the remaining payments to Nuveen to be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' remaining future payments to Nuveen are guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. In June 2025, Vistra made scheduled installment payments to reduce the forward repurchase obligation by $80 million, including $41 million of principal and $39 million of interest. Principal and interest payments remaining due to Nuveen are as follows:

June 30, 2025
(in millions)
Remainder of 2025	$701
2026	669
Thereafter	—
Total scheduled payments under the UPAs	$1,370

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $1.295 billion and $1.335 billion at June 30, 2025 and December 31, 2024, respectively, and is included in forward repurchase obligation due currently and forward obligation, less amounts due currently in the condensed consolidated balance sheet.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Interest expense	$275	$250	$547	$458
Unrealized mark-to-market net (gains) losses on interest rate swaps	26	(11)	74	(58)
Amortization of debt issuance costs, discounts, and premiums	11	9	22	16
Debt extinguishment gain	—	—	—	(6)
Capitalized interest	(27)	(20)	(56)	(32)
Other	18	13	35	33
Total interest expense and related charges	$303	$241	$622	$411

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 5.22% and 5.56% as of June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, Vistra has entered into the following interest rate swaps:

	Notional Amount	Expiration Date	Rate Range (d)
	(in millions, except percentages)
Swapped to fixed (a)	$3,000	July 2026	2.89%	-	2.97%
Swapped to variable (a)	$700	July 2026	1.44%	-	1.49%
Swapped to fixed (b)	$2,300	December 2030	3.20%	-	3.76%
Swapped to fixed (c)	$178	March and October 2045	3.95%	-	4.09%
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
(c)In March 2025 and May 2025, BCOP entered into interest rate swaps with notional amounts of approximately $108 million and $70 million, respectively. These swaps became effective on April 1, 2025 and October 31, 2025, and will expire in March 2045 and October 2045, respectively. These swaps are intended to hedge BCOP's exposure on approximately $178 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement (see Note 9 for additional information).
(d)The rate ranges reflect the fixed leg of each swap at the applicable Term SOFR rate.

In July 2025, BCOP entered into interest rate swaps with notional amounts of approximately $238 million. These swaps become effective October 30, 2026 and will expire in July 2045. These swaps are intended to hedge BCOP's exposure on approximately $238 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement (see Note 9 for additional information).

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

	June 30, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,906	$25	$19	$—	$2,950
Noncurrent assets	587	3	3	—	593
Current liabilities	—	—	(4,070)	(16)	(4,086)
Noncurrent liabilities	(4)	—	(1,408)	(18)	(1,430)
Net assets (liabilities)	$3,489	$28	$(5,456)	$(34)	$(1,973)
Offsetting instruments (a)	(2,901)	(18)	2,901	18	—
Financial collateral (received) pledged (b)	(15)	—	517	—	502
Net amounts	$573	$10	$(2,038)	$(16)	$(1,471)

	December 31, 2024
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,551	$34	$2	$—	$2,587
Noncurrent assets	677	62	1	—	740
Current liabilities	—	—	(3,333)	(18)	(3,351)
Noncurrent liabilities	(2)	—	(1,356)	(9)	(1,367)
Net assets (liabilities)	$3,226	$96	$(4,686)	$(27)	$(1,391)
Offsetting instruments (a)	(2,532)	(28)	2,532	28	—
Financial collateral (received) pledged (b)	(50)	—	233	—	183
Net amounts	$644	$68	$(1,921)	$1	$(1,208)
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

Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized (gain) loss in operating revenues (a)	$(69)	$157	$143	$418
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	15	29	(8)	155
Interest rate swaps unrealized (gain) loss in interest expense and related charges	(6)	(11)	(11)	(22)
Total reversals of previously recognized unrealized (gain) loss on derivative instruments	$(60)	$175	$124	$551
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized gain (loss) in operating revenues	$119	$(199)	$(606)	$(807)
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	(49)	59	(80)	104
Interest rate swaps unrealized gain (loss) in interest expense and related charges	(20)	22	(63)	80
Total unrealized net gain (loss) from change in fair value on derivative instruments	$50	$(118)	$(749)	$(623)
Net gain (loss) on derivative instruments	$(10)	$57	$(625)	$(72)
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

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales (NPNS) derivatives that are not recorded at fair value:

	June 30, 2025	December 31, 2024
Derivative type	Notional Volume		Unit of Measure
Natural gas	4,403	4,568	Million MMBtu
Electricity	878,570	796,982	GWh
Financial transmission rights / Congestion revenue rights	282,049	248,742	GWh
Coal	28	27	Million U.S. tons
Fuel oil	4	2	Million gallons
Emissions	31	28	Million U.S. tons
Renewable energy certificates	30	31	Million certificates
Interest rate swaps – variable/fixed	$5,478	$5,300	Million U.S. dollars
Interest rate swaps – fixed/variable	$700	$700	Million U.S. dollars

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2025	December 31, 2024
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,631)	$(1,587)
Offsetting fair value under netting arrangements (b)	662	724
Cash collateral and letters of credit	503	471
Liquidity exposure	$(466)	$(392)
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

June 30, 2025
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$3,944
Net exposure (a)	$709
Largest net exposure from any single counterparty (a)	$282
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector:
Gross exposure	76%
Net exposure (a)	15%
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts (b)	$2,319	$388	$782	$26	$3,515	$1,923	$462	$841	$5	$3,231
Interest rate swaps (b)	—	28	—	—	28	—	96	—	—	96
NDTs – equity securities (c)(d)	1,644	—	—		1,644	1,560	—	—		1,560
NDTs – debt securities (c)(e)	80	1,784	—		1,864	83	1,976	—		2,059
Sub-total	$4,043	$2,200	$782	$26	7,051	$3,566	$2,534	$841	$5	6,946
Assets measured at net asset value (f):
NDTs – equity securities (c)(d)(f)					867					821
NDTs - debt securities (c)(e)(f)					303					—
Total assets					$8,221					$7,767
Liabilities:
Commodity contracts (b)	$2,841	$949	$1,666	$26	$5,482	$2,118	$975	$1,593	$5	$4,691
Interest rate swaps (b)	—	34	—	—	34	—	27	—	—	27
Total liabilities	$2,841	$983	$1,666	$26	$5,516	$2,118	$1,002	$1,593	$5	$4,718
___________
(a)Fair values for each level are determined on a contract basis, but certain contracts are in both an asset and a liability position. This reclassification represents the adjustment needed to reconcile to the gross amounts presented in the condensed consolidated balance sheets.
(b)See Note 10 for additional information.

(c)NDT assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of June 30, 2025.
(d)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 and Russell 3000 Indices for U.S. equity investments and the MSCI EAFE and MSCI All Country World ex-US Indices for non-U.S. equity investments.
(e)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 4.17% and 3.99% as of June 30, 2025 and December 31, 2024, respectively, and an average maturity of eight years and seven years as of June 30, 2025 and December 31, 2024, respectively. NDT debt securities held as of June 30, 2025 mature as follows: $768 million in one to five years, $1.025 billion in five to 10 years and $374 million after 10 years.
(f)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in the condensed consolidated balance sheets.

The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of June 30, 2025 and December 31, 2024:

June 30, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$541	$(1,450)	$(909)	Income Approach	Hourly price curve shape (c)	$—	to	$90	$45
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$140	$83
						MWh
					Market Heat Rates (d)	$20	to	$140	$80
						MWh
Options	4	(153)	(149)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	970%	488%
Financial transmission rights/Congestion revenue rights	216	(34)	182	Market Approach (f)	Illiquid price differences between settlement points (g)	$(5)	to	$25	$10
						MWh
Natural gas	18	(17)	1	Income Approach	Natural gas basis (h)	$(1)	to	$12	$5
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	3	(12)	(9)
Total	$782	$(1,666)	$(884)

December 31, 2024
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$606	$(1,399)	$(793)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$140	$83
						MWh
					Market Heat Rates (d)	$30	to	$150	$90
						MWh
Options	6	(139)	(133)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	5%	to	710%	358%
Financial transmission rights/Congestion revenue rights	190	(25)	165	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$20	$(8)
						MWh
Natural gas	29	(30)	(1)	Income Approach	Natural gas basis (h)	$—	to	$10	$5
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$2
						MMBtu
Other (j)	10	—	10
Total	$841	$(1,593)	$(752)
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
(i)Primarily based on the historical forward natural gas fixed prices.
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net liability balance at beginning of period	$(944)	$(1,149)	$(752)	$(1,044)
Total unrealized valuation gains (losses)	99	(19)	(144)	(288)
Purchases, issuances and settlements (a):
Purchases	83	61	132	131
Issuances	(4)	(14)	(6)	(17)
Settlements	(84)	40	(91)	139
Transfers into Level 3 (b)	(6)	(23)	(5)	(20)
Transfers out of Level 3 (b)	(28)	—	(18)	8
Net liabilities assumed in connection with the Energy Harbor Merger	—	—	—	(13)
Net change	60	45	(132)	(60)
Net liability balance at end of period	$(884)	$(1,104)	$(884)	$(1,104)
Unrealized valuation losses relating to instruments held at end of period	$(27)	$(20)	$(286)	$(558)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended June 30, 2025, transfers into Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs have become observable. For the six months ended June 30, 2025, transfers into Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power, natural gas and coal derivatives where forward pricing inputs have become observable. For the three months ended June 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable. For the six months ended June 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of coal and natural gas derivatives where forward pricing inputs have become observable.

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

Fair Value of Debt

		June 30, 2025		December 31, 2024
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,426	$2,470	$2,435	$2,478
BCOP Credit Facility	Level 3	557	575	344	367
Vistra Zero Term Loan B Facility	Level 2	686	685	685	697
Vistra Operations Senior Notes	Level 2	11,631	11,909	12,366	12,428
Energy Harbor Revenue Bonds	Level 2	415	429	414	431
Equipment Financing Agreements	Level 3	55	55	54	53
Forward Repurchase Obligation	Level 3	1,295	1,295	1,335	1,335

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

The following table summarizes the changes to our current and noncurrent ARO liabilities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash and Other	Total
	(in millions)
Liability at beginning of period	$3,240	$838	$4,078	$1,742	$796	$2,538
Additions:
Accretion (a)	75	20	95	59	21	80
Adjustment for change in estimates (b)	—	(31)	(31)	—	6	6
Adjustment for obligations assumed through acquisition	—	—	—	1,368	—	1,368
Reductions:
Payments	—	(43)	(43)	—	(39)	(39)
Liability at end of period	3,315	784	4,099	3,169	784	3,953
Less amounts due currently	—	(146)	(146)	—	(106)	(106)
Noncurrent liability at end of period	$3,315	$638	$3,953	$3,169	$678	$3,847
____________
(a)For the six months ended June 30, 2025 and 2024, nuclear plant decommissioning accretion includes $46 million and $31 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $29 million and $28 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)Includes non-cash adjustments to asset retirement costs included in property, plant, and equipment of $14 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.825 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.390 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $565 million recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

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

Letters of Credit

As of June 30, 2025, we had outstanding letters of credit totaling $3.078 billion as follows:

•$2.704 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$250 million to support battery and solar development projects;
•$25 million to support executory contracts and insurance agreements;
•$86 million to support our REP financial requirements with the PUCT; and
•$13 million for other credit support requirements.

Surety Bonds

As of June 30, 2025, we had outstanding surety bonds totaling $1.085 billion to support performance under various contracts and legal obligations in the normal course of business.

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

Litigation

Natural Gas Index Pricing Litigation — We, through our subsidiaries, and another company remain named as defendants in one consolidated putative class action lawsuit pending in federal court in Wisconsin claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading, and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. In April 2023, the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court) heard oral argument on an interlocutory appeal challenging the district court's order certifying a class. In August 2025, the Seventh Circuit Court vacated the district court's order certifying the class and remanded the case back to the district court for further consideration consistent with the Seventh Circuit Court's decision.

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

Dorrell Antitrust Litigation — In July 2025, an antitrust lawsuit was filed in the U.S. District Court for the District of Maryland against Human Resources Consultants, LLC, Accelerant Technologies, Constellation Energy Corporation and 25 other companies, including Vistra Corp. and Luminant Generation Company, LLC. Plaintiffs allege that since at least May 2003, the defendants exchanged confidential compensation information and conspired to fix and suppress compensation of all persons employed in the nuclear power generation in violation of federal antitrust law. We believe we have strong defenses to this lawsuit and intend to defend against this case vigorously.

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

We are working closely with the EPA under a Notice of Federal Response Action pursuant to which the EPA is providing control and oversight of clean up and remediation efforts on the site. In July 2025, we entered into an ASAOC with the EPA which requires us to perform certain activities, which primarily include battery removal and disposal, building demolition, and air and water monitoring at the Moss Landing 300 site. By entering into this ASAOC, we will conduct these activities under the EPA's oversight. As of June 30, 2025, we have incurred and accrued estimated expenses related to these activities of approximately $110 million. See Note 1 for additional information.

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

Greenhouse Gas Emissions (GHG)

In May 2023, the EPA released a proposal regulating power plant emissions, while also proposing to repeal the Affordable Clean Energy (ACE) rule that had been finalized by the EPA in July 2019. In May 2024, the EPA published a final GHG rule that repealed the ACE rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups, and companies were filed in the D.C. Circuit Court along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. Oral argument on the merits of the legal challenges to the rule was held in December 2024 before the D.C. Circuit Court. The D.C. Circuit has granted the EPA's motion for an abeyance of the case and status reports are due at 90-day intervals. In June 2025, the EPA published a proposed repeal of GHG emission standards for fossil fuel-fired electric generation units, which could moot this case if the proposal is finalized and would result in no further federal regulation of GHGs at electric generating units. Additionally, in July 2025, the EPA issued a proposal that would repeal the agency's prior endangerment finding for all GHG emission standards for light-, medium-, and heavy-duty vehicles. The EPA also stated that for other rules that have relied on the endangerment finding it intends to initiate other rulemakings to address any overlapping issues.

Cross-State Air Pollution Rule (CSAPR) and Good Neighbor Plan

In October 2015, the EPA revised the primary and secondary ozone National Ambient Air Quality Standards (NAAQS) to lower the eight-hour standard for ozone emissions during ozone season (May to September). As required under the Clean Air Act, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA demonstrating that emissions from Texas sources do not contribute significantly to nonattainment in, or interfere with maintenance by, any other state with respect to the revised ozone NAAQS, which the EPA disapproved in February 2023. The State of Texas, Luminant, certain trade groups, and others challenged that disapproval in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In March 2025, the Fifth Circuit Court denied those petitions for review, but we and the State of Texas have filed petitions for rehearing of that decision. We do not expect any near-term impact to Texas sources from this decision because the EPA will need to undertake a new rulemaking to re-impose a FIP on Texas. In addition, based on policy recent pronouncements from the Trump administration, the new EPA is reevaluating its approach to these Good Neighbor SIPs in general.

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

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA, and those cases are currently in abeyance. In May 2023, a proposed BART rule was published in the Federal Register that would withdraw the trading program provisions of the prior rule and would establish SO2 limits on six facilities in Texas, including Martin Lake and Coleto Creek. Under the current proposal, compliance would be required within three years for Martin Lake and five years for Coleto Creek. Due to the announced shutdown for Coleto Creek, we do not anticipate any impacts at that facility, and we are evaluating potential compliance options at Martin Lake should this proposal become final. Based on several statements by the Trump administration and executive orders, we expect that the regional haze proposals will not be finalized as previously proposed by the Biden administration. In May 2025, the EPA issued a proposed rule for reasonable progress requirements that would (a) approve portions of Texas's first planning period regional haze SIP and (b) approve Texas's second planning period regional haze SIP. Under the EPA's proposals, no new controls would be required. We submitted comments in July 2025.

SO2 Designations for Texas

In November 2016, the EPA finalized nonattainment designations for SO2 for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations required Texas to develop nonattainment plans for these areas. In February 2022, we and the TCEQ entered into an agreed order to reduce SO2 emissions at the Martin Lake plant, and the TCEQ submitted the agreed order to EPA as a SIP revision to address the designation. We and the State of Texas filed legal challenges to the EPA's designations in the Fifth Circuit Court. In May 2025, the Fifth Circuit Court held that the EPA's designations were unlawful, granted the petitions for review, and remanded the designation back to the EPA. If the EPA revises the designation on remand from the Fifth Circuit Court, the matter would be resolved and no additional controls would be required at Martin Lake as a result of the designation. In addition, based on the designations, in August 2024, the EPA proposed a Finding of Failure to attain the SO2 standard for Rusk and Panola Counties, a partial approval and partial disapproval of the Texas SIP and a proposed federal plan for the area. In December 2024, the EPA finalized the Finding of Failure to attain the standard and stated that it would take final action on the SIP in a future action. In February 2025, we, along with the State of Texas, filed a challenge to the Finding of Failure in the Fifth Circuit Court. That case is in abeyance until September 2025 so that the EPA can review the rule in light of the Fifth Circuit Court’s ruling regarding the underlying designation.

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

Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe the rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. Because facility evaluation reports will determine our unit-specific compliance obligations, we cannot determine them at this time. In August 2024, we, along with USWAG, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court. In February 2025, the D.C. Circuit Court granted an unopposed motion filed by the Department of Justice on behalf of the EPA, holding the litigation in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. In June 2025, the EPA requested a 60-day extension of its abeyance in this case, which the court granted. In its motion, the EPA stated that it will reconsider the rule in whole or in part. In July 2025, the EPA, through a direct final rule, extended the deadlines for the Facility Evaluation Reports (FER) to 2027, groundwater monitoring to 2029, and closure requirements to 2030 for the CCRMU provisions of the rule.

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

In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the IPCB to set up a series of guidelines, rules, and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application was filed for our Baldwin facility in August 2023. In 2025, we filed construction permit applications (or supplemented prior operating permit applications) to cover corrective action activities at 11 impoundments across our Illinois fleet.

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

In July 2019, the FERC issued an order denying complaints and closing the Office of Enforcement's investigation into Dynegy. Upon appeal, in 2021, the D.C. Circuit Court of Appeals remanded the case back to the FERC on a narrow question. In June 2024, the FERC ordered the matter set for an evidentiary hearing (a trial before a FERC administrative law judge) to determine what the FERC cited as "disputed issues of material fact" that it believes cannot be resolved on the existing record, and held the hearing in abeyance for the parties to engage in settlement discussions. On July 30, 2025, the parties filed a settlement agreement for FERC approval that resolves all remaining allegations. The settlement agreement does not admit to any wrongdoing by Dynegy in the 2015-16 MISO capacity auction, which occurred before Vistra owned the resources at issue. Subject to approval by the FERC, Vistra will make a settlement payment of $38 million to MISO ten days after the FERC approves the settlement.

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

14.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2250 and $0.2175 for the three months ended June 30, 2025 and 2024, respectively, and $0.4485 and $0.4325 for the six months ended June 30, 2025 and 2024, respectively.

In July 2025, the Board declared a quarterly dividend of $0.2260 per share of common stock that will be paid in September 2025.

Share Repurchase Program

The Board has authorized a $6.750 billion share repurchase program. Through August 1, 2025, 163,922,444 shares, at an average price of $32.83 per share, have been repurchased under this program. The following table provides information about our repurchases of common stock for the period between January 1, 2025 and August 1, 2025:

	$6.750 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2025	2,437,700	$137.66	$336
Three Months Ended June 30, 2025 (a)	1,776,176	132.72	236
Six Months Ended June 30, 2025	4,213,876	$135.58	$572	$1,437
July 1, 2025 through August 1, 2025	352,829	193.71	68
January 1, 2025 through August 1, 2025	4,566,705	$140.07	$640	$1,369
____________
(a)Shares repurchased include 13,947 of unsettled shares for $3 million as of June 30, 2025.

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

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Stock Series	2025	2024	2025	2024
Series A Preferred Stock	$40.000	$40.000	$40.000	$40.000
Series B Preferred Stock	$35.000	$35.000	$35.000	$35.000
Series C Preferred Stock	$—	$—	$44.375	$—

In May 2025, the Board declared a semi-annual dividend of $44.375 per share of Series C Preferred Stock that will be paid in July 2025. In July 2025, the Board declared a semi-annual dividend of $40.000 per share of Series A Preferred stock that will be paid in October 2025.

15.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except share data)
Net income attributable to Vistra	$327	$365	$59	$330
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(40)	(40)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(35)	(35)
Less cumulative dividends attributable to Series C Preferred Stock	(10)	(10)	(21)	(21)
Net income attributable to common stock — basic and diluted	$280	$318	$(37)	$234
Weighted average shares of common stock outstanding:
Basic	339,401,983	347,046,021	339,599,887	348,006,109
Dilutive securities: Stock-based incentive compensation plan	6,103,205	7,281,372	—	7,549,320
Diluted	345,505,188	354,327,393	339,599,887	355,555,429
Net income per weighted average share of common stock outstanding:
Basic	$0.82	$0.92	$(0.11)	$0.67
Diluted	$0.81	$0.90	$(0.11)	$0.66

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 208 and 9,981 shares in the three months ended June 30, 2025 and 2024, respectively, and 7,342,840 and 5,554 shares for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$3,532	$1,788	$1,480	$25	$20	$6,845	$(2,595)	$4,250
Fuel, purchased power costs, and delivery fees	(3,321)	(468)	(746)	(35)	—	(4,570)	2,596	(1,974)
Operating costs	(37)	(277)	(355)	(18)	(45)	(732)	(1)	(733)
Selling, general, and administrative expenses	(256)	(43)	(58)	(7)	(19)	(383)	(36)	(419)
Other segment items:
Depreciation and amortization	(24)	(167)	(316)	(16)	1	(522)	(19)	(541)
Interest expenses and related charges	(17)	18	8	1	(1)	9	(312)	(303)
Income tax expense	—	—	(1)	—	—	(1)	(75)	(76)
Other (a)	—	12	108	—	1	121	2	123
Net income (loss)	$(123)	$863	$120	$(50)	$(43)	$767	$(440)	$327
____________
(a)Other includes impairment of long-lived assets and other income (deductions), net.

	Three Months Ended June 30, 2024
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$3,168	$221	$1,532	$193	$9	$5,123	$(1,278)	$3,845
Fuel, purchased power costs, and delivery fees	(1,960)	(381)	(494)	(40)	(1)	(2,876)	1,279	(1,597)
Operating costs	(40)	(254)	(297)	(17)	(20)	(628)	—	(628)
Selling, general, and administrative expenses	(224)	(41)	(33)	(2)	(15)	(315)	(60)	(375)
Other segment items:
Depreciation and amortization	(31)	(134)	(233)	(14)	(7)	(419)	(18)	(437)
Interest expenses and related charges	(16)	12	1	—	(1)	(4)	(237)	(241)
Income tax expense	—	—	—	—	—	—	(159)	(159)
Other (a)	—	4	42	(1)	4	49	10	59
Net income (loss)	$897	$(573)	$518	$119	$(31)	$930	$(463)	$467
____________
(a)Other includes other income (deductions), net.

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$6,700	$1,998	$2,860	$182	$24	$11,764	$(3,581)	$8,183
Fuel, purchased power costs, and delivery fees	(5,033)	(965)	(1,918)	(87)	—	(8,003)	3,582	(4,421)
Operating costs	(77)	(535)	(682)	(30)	(101)	(1,425)	(1)	(1,426)
Selling, general, and administrative expenses	(499)	(84)	(116)	(9)	(36)	(744)	(66)	(810)
Other segment items:
Depreciation and amortization	(47)	(317)	(632)	(31)	2	(1,025)	(38)	(1,063)
Interest expenses and related charges	(35)	32	20	2	(2)	17	(639)	(622)
Income tax (expense) benefit	—	—	(1)	—	—	(1)	101	100
Other (a)	—	14	99	—	2	115	3	118
Net income (loss)	$1,009	$143	$(370)	$27	$(111)	$698	$(639)	$59
Capital expenditures, including nuclear fuel and excluding growth expenditures (b)	$8	$577	$303	$69	$—	$957	$391	$1,348
____________
(a)Other includes impairment of long-lived assets and other income (deductions), net.
(b)Corporate and other includes $359 million of nuclear fuel purchases.

	Six Months Ended June 30, 2024
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$5,662	$680	$2,388	$469	$18	$9,217	$(2,318)	$6,899
Fuel, purchased power costs, and delivery fees	(3,607)	(762)	(1,141)	(119)	(3)	(5,632)	2,319	(3,313)
Operating costs	(71)	(511)	(478)	(28)	(37)	(1,125)	(1)	(1,126)
Selling, general, and administrative expenses	(449)	(76)	(61)	(6)	(25)	(617)	(109)	(726)
Other segment items:
Depreciation and amortization	(54)	(268)	(443)	(28)	(14)	(807)	(33)	(840)
Interest expenses and related charges	(22)	22	—	—	(2)	(2)	(409)	(411)
Income tax expense	—	—	—	—	—	—	(139)	(139)
Other (a)	(1)	6	80	(1)	7	91	50	141
Net income (loss)	$1,458	$(909)	$345	$287	$(56)	$1,125	$(640)	$485
Capital expenditures, including nuclear fuel and excluding growth expenditures (b)	$—	$271	$250	$34	$1	$556	$321	$877
____________
(a)Other includes other income (deductions), net and the impacts of the Tax Receivable Agreement.
(b)Corporate and other includes $295 million of nuclear fuel purchases.

17.    SUPPLEMENTARY FINANCIAL INFORMATION

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
NDT net income (a)	$107	$40	$97	$75
Insurance settlements (b)	80	—	80	1
Gain on sale of land	—	—	—	1
Gain on TRA settlement (c)	—	—	—	10
Interest income	4	18	10	41
All other	—	1	(1)	18
Total other income, net	$191	$59	$186	$146
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)The $80 million of insurance settlements recognized in 2025 represents the involuntary conversion gain for Martin Lake Incident insurance proceeds reported in the Texas segment. See Note 1 for additional information.
(c)Reported in Corporate and Other.

Inventories by Major Category

	June 30, 2025	December 31, 2024
	(in millions)
Materials and supplies	$544	$533
Fuel stock	382	403
Natural gas in storage	39	34
Total inventories	$965	$970

Investments

	June 30, 2025	December 31, 2024
	(in millions)
Nuclear decommissioning trusts	$4,678	$4,440
Assets related to employee benefit plans	13	14
Land investments	42	42
Other investments	19	16
Total investments	$4,752	$4,512

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Retirement and other employee benefits	$203	$224
Identifiable intangible liabilities	144	155
Regulatory liability (a)	565	452
Operating lease liabilities	72	98
Finance lease liabilities	217	218
Liability for third-party remediation	7	8
Accrued severance costs	35	36
Tax Receivable Agreement obligation	12	14
Other accrued expenses	71	65
Total other noncurrent liabilities and deferred credits	$1,326	$1,270
____________
(a)As of June 30, 2025 and December 31, 2024, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $565 million and $452 million, respectively.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the amounts reported in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$458	$1,188
Restricted cash included in current assets	31	28
Restricted cash included in noncurrent assets	6	6
Total cash, cash equivalents and restricted cash	$495	$1,222

The following table summarizes our supplemental cash flow information for the six months ended June 30, 2025 and 2024. Non-cash investing and financing activities for the six months ended June 30, 2024 includes activity related to the Energy Harbor Merger (see Note 2 for additional information).

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash payments related to:
Interest paid	$577	$467
Capitalized interest	(56)	(32)
Interest paid (net of capitalized interest)	$521	$435

For the six months ended June 30, 2025 and 2024, we paid federal income tax of $11 million and $2 million, respectively, paid state income taxes of $53 million and $40 million respectively, and received state tax refunds of zero and $3 million, respectively.

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

Significant Activities and Events, and Items Influencing Future Performance

Capacity Markets — PJM Auction Results

In July 2025, Vistra received its results from PJM's Reliability Pricing Model (RPM) auction results for planning year 2026-2027, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

	Clearing Price per MW-day	Total MW Cleared
RTO zone	$329.17	3,969
ComEd zone	$329.17	2,082
DEOK zone	$329.17	952
EMAAC zone	$329.17	615
MAAC zone	$329.17	445
ATSI zone	$329.17	2,048
DOM zone	$329.17	203
Total		10,314

Nuclear Plant License Renewal

In July 2025, our application for license renewal at our Perry Nuclear Plant was approved by the NRC. The license now extends through 2046.

OBBBA and CAMT

In July 2025, the U.S. enacted the budget and reconciliation package known as OBBBA. We are analyzing the law and reviewing the impacts. Any impacts to our tax accounts will be recorded in the three months ended September 30, 2025. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

Transaction Agreement

On May 15, 2025, Vistra Operations entered into a purchase and sale agreement (Purchase Agreement) with subsidiaries of Lotus Infrastructure Partners (Lotus) to acquire 100% of the membership interests of subsidiaries of Lotus owning seven natural gas generation facilities (the Acquired Companies, and the transactions contemplated by the Purchase Agreement, the Transactions). See Note 2 to the Financial Statements for additional information.

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

We are proactively managing these constraints by continuously re-evaluating the business cases and timing of our planned development projects. This has led to the deferral or abandonment of some planned capital expenditures for our solar and battery projects and could impact the economic feasibility of additional projects in our development pipeline. We are engaging with suppliers to secure key materials needed to maintain our existing generation facilities before future planned outages.

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

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February 2025, but the two other battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service in late 2025 or early 2026. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of June 30, 2025, the net book value of the Moss Landing 100 facility was approximately $170 million.

As a result of the damage caused by the Moss Landing Incident, during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 6 and 16 to the Financial Statements for additional information).

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site. Under the ASAOC, we are required to perform specific battery removal and remediation activities, including battery removal and disposal, building demolition, and air and water monitoring. We estimate the total cost of these activities to be approximately $110 million. We have incurred expenses of approximately $18 million on ASAOC activities through June 30, 2025. Additionally, as of June 30, 2025, we have accrued approximately $92 million for estimated future costs for the ASAOC activities, of which, $74 million is reflected in other current liabilities and $18 million is reflected in other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets. This estimate assumes the ASAOC activities will be completed by the end of 2026. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste which could be identified as the demolition progresses as we are unable to estimate such costs until sampling of waste material is complete. We will account for any adjustments to the accrual as a change in estimate in the period new information becomes available.

Additional impacts from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs and penalties under contracts. We are currently unable to estimate the full impact the Moss Landing Incident will have on us as our estimate will evolve as demolition progresses. See Note 13 to the Financial Statements for additional information.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles. See Note 1 to the Financial Statements for additional information. Given uncertainty in timing of remaining insurance recoveries and additional expenses that could be incurred related to the fire, we cannot predict the full impacts this event will have on our 2025 financial statements.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. We expect the unit to return to service in late 2025. We estimate total cash capital expenditures required to restore the unit to service will be approximately $280 million, of which approximately $100 million in cash capital expenditures were incurred in the six months ended June 30, 2025.

We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. See Note 1 to the Financial Statements for additional information. Given uncertainty in timing of remaining insurance recoveries, we cannot predict the full impacts this event will have on our 2025 financial statements.

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

Merger with Energy Harbor

On March 1, 2024 (Merger Date), pursuant to a transaction agreement dated March 6, 2023, (i) Vistra Operations transferred certain of its subsidiary entities into Vistra Vision, (ii) Black Pen Inc., a wholly owned subsidiary of Vistra, merged with and into Energy Harbor, (iii) Energy Harbor became a wholly owned subsidiary of Vistra Vision, and (iv) affiliates of Nuveen and Avenue exchanged a portion of the Energy Harbor shares held by Nuveen and Avenue for a 15% equity interest of Vistra Vision (collectively, Energy Harbor Merger). The Energy Harbor Merger combined Energy Harbor's and Vistra's nuclear and retail businesses and certain Vistra Zero renewables and energy storage facilities to provide diversification and scale across multiple carbon-free technologies (dispatchable and renewables/storage) and the retail business. The cash consideration for Energy Harbor Merger was funded by Vistra Operations using a combination of cash on hand and borrowings under the Commodity-Linked Facility, the Receivables Facility, and the Repurchase Facility. See Note 2 to the Financial Statements for additional information.

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

Results of Operations

Net income decreased $140 million to $327 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Net income decreased $426 million to $59 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. For additional information see the following discussion of our results of operations.

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

Vistra Consolidated Financial Results — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,532	$1,788	$1,480	$25	$20	$(2,595)	$4,250
Fuel, purchased power costs and delivery fees	(3,321)	(468)	(746)	(35)	—	2,596	(1,974)
Operating costs	(37)	(277)	(355)	(18)	(45)	(1)	(733)
Depreciation and amortization	(24)	(167)	(316)	(16)	1	(19)	(541)
Selling, general and administrative expenses	(256)	(43)	(58)	(7)	(19)	(36)	(419)
Impairment of long-lived assets	—	(68)	—	—	—	—	(68)
Operating income (loss)	(106)	765	5	(51)	(43)	(55)	515
Other income, net	—	80	108	—	1	2	191
Interest expense and related charges	(17)	18	8	1	(1)	(312)	(303)
Income (loss) before income taxes	(123)	863	121	(50)	(43)	(365)	403
Income tax expense	—	—	(1)	—	—	(75)	(76)
Net income (loss)	$(123)	$863	$120	$(50)	$(43)	$(440)	$327
Income tax expense	—	—	1	—	—	75	76
Interest expense and related charges (a)	17	(18)	(8)	(1)	1	312	303
Depreciation and amortization (b)	24	197	412	16	(1)	20	668
EBITDA before Adjustments	(82)	1,042	525	(35)	(43)	(33)	1,374
Unrealized net (gain) loss resulting from hedging transactions	841	(900)	(39)	82	—	—	(16)
Purchase accounting impacts	8	—	9	—	—	—	17
Non-cash compensation expenses	—	—	—	—	—	25	25
Transition and merger expenses	5	—	—	—	—	17	22
Impairment of long lived assets	—	68	—	—	—	—	68
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	4	(81)	—	43	—	(34)
ERP system implementation expenses	3	3	3	—	1	—	10
Other, net (e)	(19)	5	1	2	3	(25)	(33)
Adjusted EBITDA	$756	$142	$418	$49	$(17)	$(16)	$1,332
____________
(a)Includes $26 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $30 million and $92 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment and revenues from Moss Landing Incident business interruption proceeds in the Asset Closure segment.
(d)Represents net of all NDT (income) loss of the PJM nuclear facilities and all ARO and environmental remediation expenses.
(e)Includes the final application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri in the Retail segment.

	Three Months Ended June 30, 2024
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,168	$221	$1,532	$193	$9	$(1,278)	$3,845
Fuel, purchased power costs and delivery fees	(1,960)	(381)	(494)	(40)	(1)	1,279	(1,597)
Operating costs	(40)	(254)	(297)	(17)	(20)	—	(628)
Depreciation and amortization	(31)	(134)	(233)	(14)	(7)	(18)	(437)
Selling, general and administrative expenses	(224)	(41)	(33)	(2)	(15)	(60)	(375)
Operating income (loss)	913	(589)	475	120	(34)	(77)	808
Other income (deductions), net	—	4	42	(1)	4	10	59
Interest expense and related charges	(16)	12	1	—	(1)	(237)	(241)
Income (loss) before income taxes	897	(573)	518	119	(31)	(304)	626
Income tax expense	—	—	—	—	—	(159)	$(159)
Net income (loss)	$897	$(573)	$518	$119	$(31)	$(463)	$467
Income tax expense	—	—	—	—	—	159	159
Interest expense and related charges (a)	16	(12)	(1)	—	1	237	241
Depreciation and amortization (b)	31	160	304	14	7	18	534
EBITDA before Adjustments	944	(425)	821	133	(23)	(49)	1,401
Unrealized net (gain) loss resulting from hedging transactions	(162)	656	(460)	(77)	(2)	—	(45)
Purchase accounting impacts	—	—	(3)	—	—	—	(3)
Non-cash compensation expenses	—	—	—	—	—	32	32
Transition and merger expenses	1	—	—	—	—	24	25
Decommissioning-related activities (c)	—	5	(15)	—	—	—	(10)
ERP system implementation expenses	4	3	3	—	1	—	11
Other, net	2	3	(1)	2	—	(29)	(23)
Adjusted EBITDA	$789	$242	$345	$58	$(24)	$(22)	$1,388
____________
(a)Includes $11 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $26 million and $71 million, respectively, in the Texas and East segments.
(c)Represents net of all NDT (income) loss, ARO accretion expense for operating assets, and ARO remeasurement impacts for operating assets.

GAAP Net income decreased $140 million to $327 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The primary drivers for the decrease in GAAP Net income include:

Unfavorable impacts:

•An increase of $105 million in operating costs due primarily to increased plant outage expenses and expenses related to the Moss Landing Incident.
•An increase of $104 million in depreciation and amortization due primarily to an increase in capital additions in Texas and East.
•An increase of $68 million in impairment of long-lived assets related to certain development projects in the three months ended June 30, 2025.
•An increase of $62 million in interest expense due primarily to unrealized mark-to-market net losses on interest rate swaps in the three months ended June 30, 2025.
•A decrease of $29 million in unrealized mark-to-market gains on commodity derivative positions. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.

Favorable impacts:

•$80 million of involuntary conversion gains on property damage insurance from the Martin Lake Incident and $21 million of business interruption revenue from the Moss Landing Incident recognized in the three months ended June 30, 2025.
•An increase of $67 million in NDT income due to realized and unrealized gains on equity securities.
•A decrease in income tax expense due to lower pre-tax income.

	Three Months Ended June 30,
	Retail		Texas		East		West
	2025	2024	2025	2024	2025	2024	2025	2024
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	19,885	18,967
Sales volumes in Northeast/Midwest	13,382	15,980
Total retail electricity sales volumes	33,267	34,947
Production volumes (GWh):
Natural gas facilities			11,200	11,201	12,198	12,370	545	697
Lignite and coal facilities			4,871	5,546	4,020	3,901
Nuclear facilities			4,490	5,035	8,017	7,432
Solar facilities			213	216	67
Capacity factors:
CCGT facilities			54.8%	59.3%	51.2%	50.1%	24.5%	31.3%
Lignite and coal facilities			49.6%	56.4%	46.9%	45.5%
Nuclear facilities			85.7%	96.0%	90.7%	84.1%
Weather - percent of normal (a):
Cooling degree days	101%	118%	111%	118%	101%	123%	91%	72%
Heating degree days	84%	44%	99%	25%	90%	77%	131%	148%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024
Average Power Price ($MWh) (a):			Average Natural gas price ($MWh) (b):
ERCOT North Hub	$32.02	$28.64	NYMEX Henry Hub	$3.16	$2.04
ERCOT West Hub	$31.44	$27.60	Houston Ship Channel	$2.74	$1.67
PJM AEP Dayton Hub	$40.58	$28.64	Permian Basin	$1.10	$(0.59)
PJM Northern Illinois Hub	$31.03	$22.36	Dominion South	$2.32	$1.45
PJM Western Hub	$42.35	$30.83	Tetco ELA	$2.88	$1.83
MISO Indiana Hub	$39.35	$30.47	Chicago Citygate	$2.86	$1.65
ISONE Massachusetts Hub	$40.07	$29.28	Tetco M3	$2.47	$1.53
New York Zone A	$35.73	$26.60	Algonquin Citygates	$2.86	$1.68
CAISO NP15	$26.62	$23.30	PG&E Citygate	$2.81	$2.21
___________
(a)    Reflects the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized.
(b)Reflects the average around-the-clock settled prices for the periods presented and does not reflect costs incurred by us.

Adjusted EBITDA for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 decreased by $56 million. The primary drivers for the increase include:

	Three Months Ended June 30, 2025 Compared to 2024
	Retail	Texas	East	West
	(in millions)
Favorable change in realized revenue net of fuel in East driven by higher volumes and margins. Unfavorable change in Texas driven by the Martin Lake Incident	$—	$(72)	$138	$(5)
Retail margins consistent with prior year	(3)	—	—	—
Unfavorable change in weather impacts	(8)	—	—	—
Increase in plant operating costs due primarily to increased outage expenses	—	(24)	(56)	(1)
Change in SG&A and other due primarily to higher retail revenues and customer acquisition costs	(22)	(4)	(9)	(3)
Change in Adjusted EBITDA	$(33)	$(100)	$73	$(9)
Change in depreciation and amortization driven primarily by an increase in capital additions in Texas and East	7	(37)	(108)	(2)
Change in unrealized net gains (losses) on hedging activities (a)	(1,003)	1,556	(421)	(159)
Impairment of long-lived assets	—	(68)	—	—
Increase in other income due to involuntary conversion gain on Martin Lake Incident	—	80	—	—
Decommissioning related activities	—	1	66	—
Other (including interest expenses)	9	3	(8)	1
Change in Net income (loss)	$(1,020)	$1,435	$(398)	$(169)
___________
(a)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Vistra Consolidated Financial Results — Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$6,700	$1,998	$2,860	$182	$24	$(3,581)	$8,183
Fuel, purchased power costs, and delivery fees	(5,033)	(965)	(1,918)	(87)	—	3,582	(4,421)
Operating costs	(77)	(535)	(682)	(30)	(101)	(1)	(1,426)
Depreciation and amortization	(47)	(317)	(632)	(31)	2	(38)	(1,063)
Selling, general, and administrative expenses	(499)	(84)	(116)	(9)	(36)	(66)	(810)
Impairment of long-lived assets	—	(68)	—	—	—	—	(68)
Operating income (loss)	1,044	29	(488)	25	(111)	(104)	395
Other income, net	—	82	99	—	2	3	186
Interest expense and related charges	(35)	32	20	2	(2)	(639)	(622)
Income (loss) before income taxes	1,009	143	(369)	27	(111)	(740)	(41)
Income tax (expense) benefit	—	—	(1)	—	—	101	100
Net income (loss)	$1,009	$143	$(370)	$27	$(111)	$(639)	$59
Income tax expense (benefit)	—	—	1	—	—	(101)	(100)
Interest expense and related charges (a)	35	(32)	(20)	(2)	2	639	622
Depreciation and amortization (b)	47	378	808	31	(2)	39	1,301
EBITDA before Adjustments	1,091	489	419	56	(111)	(62)	1,882
Unrealized net (gain) loss resulting from commodity hedging transactions	(156)	130	528	50	(1)	—	551
Purchase accounting impacts	8	—	23	—	—	—	31
Non-cash compensation expenses	—	—	—	—	—	46	46
Transition and merger expenses	5	—	1	—	—	34	40
Impairment of long-lived assets	—	68	—	—	—	—	68
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	9	(46)	—	89	—	52
ERP system implementation expenses	3	3	3	—	1	—	10
Other, net (e)	(11)	13	4	5	2	(44)	(31)
Adjusted EBITDA	$940	$632	$932	$111	$(41)	$(26)	$2,548
____________
(a)Includes $74 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $61 million and $176 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment and revenues from Moss Landing Incident business interruption proceeds in the Asset Closure segment.
(d)Represents net of all NDT (income) loss of the PJM nuclear facilities and all ARO and environmental remediation expenses.
(e)Includes the final application of bill credits to large commercial and industrial customers that curtailed their usage during Winter Storm Uri in the Retail segment.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$5,662	$680	$2,388	$469	$18	$(2,318)	$6,899
Fuel, purchased power costs, and delivery fees	(3,607)	(762)	(1,141)	(119)	(3)	2,319	(3,313)
Operating costs	(71)	(511)	(478)	(28)	(37)	(1)	(1,126)
Depreciation and amortization	(54)	(268)	(443)	(28)	(14)	(33)	(840)
Selling, general, and administrative expenses	(449)	(76)	(61)	(6)	(25)	(109)	(726)
Operating income (loss)	1,481	(937)	265	288	(61)	(142)	894
Other income (deductions), net	(1)	6	80	(1)	7	55	146
Interest expense and related charges	(22)	22	—	—	(2)	(409)	(411)
Impacts of Tax Receivable Agreement	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	1,458	(909)	345	287	(56)	(501)	624
Income tax expense	—	—	—	—	—	(139)	(139)
Net income (loss)	$1,458	$(909)	$345	$287	$(56)	$(640)	$485
Income tax expense	—	—	—	—	—	139	139
Interest expense and related charges (a)	22	(22)	—	—	2	409	411
Depreciation and amortization (b)	54	320	537	28	14	33	986
EBITDA before Adjustments	1,534	(611)	882	315	(40)	(59)	2,021
Unrealized net (gain) loss resulting from commodity hedging transactions	(786)	1,260	(131)	(207)	(6)	—	130
Purchase accounting impacts	(1)	—	(4)	—	—	(14)	(19)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	53	53
Transition and merger expenses	2	—	6	—	—	52	60
Decommissioning-related activities (d)	—	11	(40)	1	—	—	(28)
ERP system implementation	6	5	5	1	1	—	18
Other, net	6	6	(5)	3	1	(63)	(52)
Adjusted EBITDA	$761	$671	$713	$113	$(44)	$(36)	$2,178
____________
(a)Includes $58 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $52 million and $94 million, respectively, in the Texas and East segments.
(c)Includes $10 million gain recognized on the repurchase of TRA Rights.
(d)Represents net of all NDT (income) loss, ARO accretion expense for operating assets, and ARO remeasurement impacts for operating assets.

GAAP Net income decreased $426 million to $59 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The primary drivers for the decrease in GAAP Net income include:

Unfavorable impacts:

•An increase of $421 million in unrealized mark-to-market losses on derivative positions due to power and natural gas curves moving up more significantly in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.
•An increase of $77 million in operating costs due to the Moss Landing Incident, net of expected insurance recoveries.
•An increase of $68 million in impairment of long-lived assets related to certain development projects in the six months ended June 30, 2025.

Favorable impacts:

•Inclusion of six months of Energy Harbor revenues net of expenses in the East and Retail segments for 2025 compared to four months in 2024.
•$80 million of involuntary conversion gains on property damage insurance from the Martin Lake Incident and $21 million of business interruption revenue from the Moss Landing Incident recognized in the three months ended June 30, 2025.

The following table presents the operational performance of our retail and generation segments:

	Six Months Ended June 30,
	Retail		Texas		East		West
	2025	2024	2025	2024	2025	2024	2025	2024
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	37,850	35,041
Sales volumes in Northeast/Midwest	28,740	26,241
Total retail electricity sales volumes	66,590	61,282
Production volumes (GWh):
Natural gas facilities			20,345	19,352	26,840	27,132	1,047	1,925
Lignite and coal facilities			10,308	10,660	9,194	7,135
Nuclear facilities			9,719	10,043	15,696	9,761
Solar facilities			375	372	111
Capacity factors:
CCGT facilities			51.5%	51.6%	57.2%	55.8%	23.6%	43.1%
Lignite and coal facilities			52.7%	54.2%	53.9%	41.6%
Nuclear facilities			93.2%	95.8%	89.3%	82.4%
Weather - percent of normal (a):
Cooling degree days	104%	120%	114%	118%	102%	123%	88%	69%
Heating degree days	104%	86%	112%	89%	99%	85%	125%	121%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
Average Power Price ($MWh) (a):			Average Natural Gas Price ($MWh) (b):
ERCOT North Hub	$31.46	$25.11	NYMEX Henry Hub	$3.71	$2.24
ERCOT West Hub	$30.79	$26.65	Houston Ship Channel	$3.10	$1.79
PJM AEP Dayton Hub	$44.23	$29.10	Permian Basin	$1.46	$0.31
PJM Northern Illinois Hub	$33.10	$24.16	Dominion South	$3.02	$1.66
PJM Western Hub	$48.10	$31.72	Tetco ELA	$3.47	$2.05
MISO Indiana Hub	$42.08	$31.56	Chicago Citygate	$3.43	$2.25
ISONE Massachusetts Hub	$71.24	$36.60	Tetco M3	$4.43	$2.21
New York Zone A	$52.08	$29.64	Algonquin Citygates	$7.32	$2.97
CAISO NP15	$33.71	$36.87	PG&E Citygate	$3.26	$3.05
___________
(a)    Reflects the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized.
(b)Reflects the average around-the-clock settled prices for the periods presented and does not reflect costs incurred by us.

Adjusted EBITDA for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by $370 million. The primary drivers for the increase include:

	Six Months Ended June 30, 2025 Compared to 2024
	Retail (a)	Texas	East (a)	West
	(in millions)
Favorable change in realized revenue net of fuel driven primarily by inclusion of six months of Energy Harbor results and higher realized energy and capacity prices in East	$—	$(7)	$431	$1
Higher retail margins driven by favorable power supply costs, customer count growth, and inclusion of a full six months of Energy Harbor retail contracts	210	—	—	—
Favorable impact of higher average consumption primarily due to weather	11	—	—	—
Increase in plant operating costs due primarily to inclusion of six months of Energy Harbor results in East	—	(19)	(190)	(2)
Change in SG&A and other primarily due to increase in costs related to addition of Energy Harbor in Retail and East	(42)	(13)	(22)	(1)
Change in Adjusted EBITDA	$179	$(39)	$219	$(2)
Change in depreciation and amortization driven primarily by addition of Energy Harbor assets in East	7	(58)	(271)	(3)
Change in unrealized net gains (losses) on hedging activities (b)	(630)	1,130	(659)	(257)
Impairment of long-lived assets	—	(68)	—	—
Increase in other income due to involuntary conversion gain on Martin Lake Incident	—	80	—	—
Decommissioning related activities	—	2	6	1
Other (including interest expenses)	(5)	4	(10)	1
Change in Net income (loss)	$(449)	$1,051	$(715)	$(260)
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger beginning March 1, 2024.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2025	2024		2025	2024
	(in millions)
Operating revenues	$20	$9	$11	$24	$18	$6
Fuel, purchased power costs, and delivery fees	—	(1)	1	—	(3)	3
Operating costs	(45)	(20)	(25)	(101)	(37)	(64)
Depreciation and amortization	1	(7)	8	2	(14)	16
Selling, general, and administrative expenses	(19)	(15)	(4)	(36)	(25)	(11)
Operating loss	(43)	(34)	(9)	(111)	(61)	(50)
Other income (deductions), net	1	4	(3)	2	7	(5)
Interest expense and related charges	(1)	(1)	—	(2)	(2)	—
Loss before income taxes	(43)	(31)	(12)	(111)	(56)	(55)
Net loss	$(43)	$(31)	$(12)	$(111)	$(56)	$(55)
Adjusted EBITDA	$(17)	$(24)	$7	$(41)	$(44)	$3

GAAP results for the three and six months ended June 30, 2025 are unfavorable compared to the three and six months ended June 30, 2024 primarily due to operating costs associated with the Moss Landing 300 Incident net of insurance receivables and business interruption insurance proceeds realized in the three months ended June 30, 2025. See Note 1 to the Financial Statements for additional information.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As we entered the 2024 and 2025 calendar years, we had substantially all of our expected generation volumes hedged. This strategic hedging allowed us to lock in margins that were higher than what we would have realized if we had not hedged. These margins also exceeded those from hedging activities for the six months ended June 30, 2024, contributing to the increase in realized revenue net of fuel in our generation segments, along with the addition of Energy Harbor.

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

During the three months ended 2025, forward power price curves decreased relative to our hedged positions resulting in unrealized gains in the Texas segment compared to an increase in power price curves in the three months ended 2024. During the six months ended 2025 and 2024, forward power curves increased relative to our hedge positions resulting in unrealized losses in the Texas segment.

During the three months ended 2025 and 2024, forward power price curves decreased relative to our hedge positions resulting in unrealized gains in the East segment. During the six months ended 2025, forward power price curves increased relative to our hedged positions resulting in unrealized losses in the East segment compared to a decrease in power price curves in the six months ended 2024.

These unrealized gains and losses in the Texas and East generation segments across these comparative periods were partially offset by unrealized gains and losses in the Retail segment across the same periods.

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(in millions)
Commodity contract net liability as of January 1	$(1,459)	$(2,740)
Mark-to-market adjustments:
Settlements/termination of positions (a)	135	573
Changes in fair value of positions in the portfolio (b)	(686)	(703)
Net loss associated with mark-to-market accounting	(551)	(130)
Acquired commodity contracts (c)	—	(50)
Other activity (d)	43	75
Commodity contract net liability as of June 30	$(1,967)	$(2,845)
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
(c)Includes fair value of commodity contracts acquired in the Energy Harbor Merger (see Note 2 to the Financial Statements for additional information).
(d)Primarily represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of June 30, 2025, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of June 30, 2025
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years		Total
	(in millions)
Prices actively quoted	$(414)	$(93)	$(15)	$		$(522)
Prices provided by other external sources	(429)	(131)	(1)			(561)
Prices based on models	(194)	(566)	(135)	11		(884)
Total	$(1,037)	$(790)	$(151)		$11	$(1,967)

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

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of June 30, 2025 were as follows:

	Balance of 2025	2026
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	100%	88%
Natural Gas Generation:
Texas	100%	82%
East	100%	100%
West	96%	58%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $1.171 billion and $1.508 billion for the six months ended June 30, 2025 and 2024, respectively. The unfavorable change of $337 million was primarily driven by a $801 million decrease in net cash flows related to margin deposits as $368 million in net margin deposits related to commodity contracts supporting our hedging strategy were posted for the six months ended June 30, 2025 as compared to $433 million in net margin deposits returned for the six months ended June 30, 2024.

Investing Cash Flows

Cash used in investing activities includes:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in millions)
Capital expenditures, including LTSA prepayments	$(613)	$(408)	$(205)
Nuclear fuel purchases	(359)	(295)	(64)
Growth and development expenditures	(486)	(260)	(226)
Total capital expenditures	(1,458)	(963)	(495)
Energy Harbor acquisition (net of cash acquired)	—	(3,065)	3,065
Net purchases of environmental allowances	(367)	(294)	(73)
Proceeds from sales of property, plant, and equipment, including nuclear fuel	—	129	(129)
Insurance proceeds from property damage	173	1	172
Other investing activity	(19)	(5)	(14)
Cash used in investing activities	$(1,671)	$(4,197)	$2,526

The change of $2.526 billion was primarily driven by $3.1 billion used to fund the Energy Harbor Merger in 2024 and $173 million of property damage insurance proceeds received from the Martin Lake Incident and Moss Landing Incident, partially offset by higher capital expenditures related to the Martin Lake Incident and and development projects and net purchases of environmental allowances in 2025 primarily driven by the addition of Energy Harbor.

Financing Cash Flows

Cash (used in) provided by financing activities includes:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in millions)
Share repurchases	$(589)	$(622)	$33
Issuances of long-term debt	209	2,200	(1,991)
Other net long-term borrowings (repayments)	(757)	(1,106)	349
Net short-term borrowings (repayments)	861	—	861
Net borrowings (repayments) under the accounts receivable financing facilities	375	750	(375)
Dividends paid to common stockholders	(152)	(150)	(2)
Dividends paid to preferred stockholders	(96)	(75)	(21)
Dividends paid to noncontrolling and redeemable noncontrolling interest	—	(15)	15
Tax withholding on stock based compensation	(50)	(11)	(39)
Principal payment on forward repurchase obligation	(41)	—	(41)
TRA Repurchase and tender offer — return of capital	—	(122)	122
Other financing activity	13	(38)	51
Cash (used in) provided by financing activities	$(227)	$811	$(1,038)

The change of $1.038 billion was primarily driven by the net borrowing of $687 million in the six months ended June 30, 2025 reflecting amounts borrowed to partially fund working capital and to use for other general corporate purposes compared to the net borrowing of $1.8 billion in the six months ended June 30, 2024 reflecting amounts borrowed to partially fund the Energy Harbor Merger.

Available Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2025:

	June 30, 2025	December 31, 2024	Change
	(in millions)
Cash and cash equivalents (a)	$458	$1,188	$(730)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	2,160	2,162	(2)
Vistra Operations — Commodity-Linked Facility (c)	—	771	(771)
Total available liquidity (d)(e)	$2,618	$4,121	$(1,503)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the six months ended June 30, 2025.
(b)The decrease in availability for the six months ended June 30, 2025 was driven by a $2 million increase in letters of credit outstanding under the facility.
(c)As of June 30, 2025 and December 31, 2024, the borrowing bases were less than the facility limit of $1.75 billion. As of June 30, 2025, available capacity reflects the borrowing base of $861 million and $861 million in cash borrowings. As of December 31, 2024, available capacity reflects the borrowing base of $771 million and no cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for additional information.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities or the Alternative LOC Facilities. See Note 9 to the Financial Statements for additional information.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision and the consummation of the Transaction. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit, Eligible Assets (see Note 8 to the Financial Statements for additional information) and other forms of credit support to satisfy such collateral posting obligations. See Note 9 to the Financial Statements for additional information.

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

As of June 30, 2025, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.173 billion in cash and Eligible Assets has been posted with counterparties as compared to $841 million posted as of December 31, 2024;
•$3 million in cash has been received from counterparties as compared to $49 million received as of December 31, 2024;
•$2.704 billion in letters of credit has been posted with counterparties as compared to $2.560 billion posted as of December 31, 2024; and
•$75 million in letters of credit has been received from counterparties as compared to $131 million received as of December 31, 2024.

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $58 million in federal income tax payments, $96 million in state income tax payments, and $2 million in TRA payments, offset by $14 million in state tax refunds. This forecast includes our initial estimate of the impacts of the OBBBA on cash taxes based on analysis to date.

For the six months ended June 30, 2025, there were $11 million federal income tax payments, $53 million in state income tax payments, no state income tax refunds, and no TRA payments.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of June 30, 2025, we were in compliance with the Vistra Operations Commodity-Linked Credit Agreement financial covenants. Although the period ended June 30, 2025 was not a compliance period for the Vistra Operations Credit Agreement and Secured LOC Facilities, we would have been in compliance with their respective financial covenants if they were required to be tested at such time. See Note 9 to the Financial Statements for additional information.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of June 30, 2025, Vistra has posted letters of credit in the amount of $86 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $982 million in the form of letters of credit, $81 million in the form of a surety bond and $3 million of cash as of June 30, 2025 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $1.0 billion, 17.5% of Consolidated EBITDA, and 2.5% of Consolidated Total Assets may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.462 billion and $861 million, respectively, as of June 30, 2025.

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

Under the Vistra Operations Senior Unsecured Indentures, the Vistra Operations Senior Secured Indenture and the Indenture governing the 7.233% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the 7.233% Senior Secured Notes, and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

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

Under the Secured LOC Facilities, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of a threshold amount defined in each individual agreement which threshold amounts range from $300 million to $1 billion, may result in a cross default under the Secured LOC Facilities. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount in excess of a threshold amount defined in each individual agreement which threshold amounts range from $300 million to $1 billion, may result in a termination of the Secured LOC Facilities.

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

A default by Vistra Zero Operating or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $100 million, 75% of Consolidated EBITDA, and 6% of Consolidated Total Assets may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under such facility to accelerate the maturity of outstanding balances under such facility, which totaled approximately $697 million as of June 30, 2025.

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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(in millions)
Average VaR	$275	$236
High VaR	$316	$371
Low VaR	$246	$86

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

As of June 30, 2025, we have approximately $4.0 billion principal amount of variable rate debt consisting of the Vistra Operations Term Loan B-3 Facility, the BCOP Credit Facility and the Vistra Zero Term Loan B Facility (see Note 9 to the Financial Statements for additional information). We have entered into net notional interest rate swaps that will hedge $2.3 billion of our exposure to Vistra Operations variable rate debt through December 2030 and $178 million of our project-level debt through March 2045 (see Note 10 to Financial Statements for additional information). As of June 30, 2025, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $15 million after taking into account the interest rate swaps.

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

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets (liabilities) arising from commodity contracts and hedging and trading activities totaled $2.530 billion as of June 30, 2025. Including collateral posted to us by counterparties, our net exposure was $2.437 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of June 30, 2025. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$1,841	$(14)	$1,827	$54	$1,773
Texas, East, and Asset Closure segments:
Investment grade	$142	$343	$485	$8	$477
Below investment grade or no rating	9	209	218	31	187
Texas, East, and Asset Closure segments	$151	$552	$703	$39	$664
Totals	$1,992	$538	$2,530	$93	$2,437

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $421 million, or 63%, of our total net exposure of our wholesale segments as of June 30, 2025. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparties.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) in effect at June 30, 2025. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15a-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there were no material changes to our internal control over financing reporting during the second quarter of 2025, we are currently in process of an ERP implementation which we expect to complete during the third quarter of 2025. As a result of the implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to either strengthen or have minimal impact to our existing internal controls, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures are finalized with the implementation.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 13 to the Financial Statements for additional information.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, excepts as set forth below, there have been no material changes to the risk factors discussed in Part I, Item 1A Risk Factors in our 2024 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We may not be able to complete the Transactions, and even if completed, we may not realize the anticipated benefits of the Transactions.

The completion of the Transactions is subject to the satisfaction or waiver of a number of conditions, including (a) receipt of all requisite regulatory approvals, including FERC approval, (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (c) a declaratory ruling or approval from the New York Public Service Commission. There can be no assurance that these conditions will be satisfied on the anticipated timeline or at all, or that the Transactions will be completed in accordance with the terms of the Purchase Agreement. Any delay in completing the Transactions could distract management, disrupt ongoing operations, and increase transaction costs. If we are unable to complete the Transactions, we still will incur and will remain liable for significant transaction costs, including legal, accounting, advisory and other costs relating to the Transactions. Also, depending upon the reasons for not completing the Transactions, we may be required to pay Lotus a termination fee of $76 million.

Even if the Transactions are successfully completed, we may not realize the full anticipated benefits of the acquisition, including potential synergies, operational efficiencies, growth opportunities, or other strategic advantages. The success of the integration depends on a variety of factors, including our ability to consolidate operations and systems and maintain relationships with operators, vendors, and other business partners. Integration may be more difficult, costly, or time-consuming than expected, and unforeseen challenges may arise. If we fail to successfully integrate the acquired businesses, or if the acquired businesses do not perform as expected, our business, financial condition, and results of operations could be materially and adversely affected.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2025	1,081,899	$113.70	1,081,899	$1,550
May 1 - May 31, 2025	385,457	$149.85	385,457	$1,492
June 1 - June 30, 2025	308,820	$178.00	308,820	$1,437
For the quarter ended June 30, 2025	1,776,176	$132.72	1,776,176	$1,437

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

Board Authorization Dates:	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
Cumulative authorization at June 30, 2025	$6.75

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

Item 5.OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement", except as set forth below.

On June 12, 2025, Jim Burke, President and Chief Executive Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the 10b5-1 Plan). The 10b5-1 Plan provides for the potential exercise of options for up to 988,053 shares of our common stock pursuant to stock option awards that are nearing the end of their expiration window. The exercise of options will result in (i) shares that will be sold to cover the exercise price and taxes, (ii) shares that will be sold as part of estate planning activities, (iii) shares that will be donated for charitable purposes from shares Mr. Burke already owns, and (iv) shares that will be held following exercise. Such transactions are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares transacted could vary if certain minimum stock prices are not met. Following execution of the plan, Mr. Burke's share ownership is expected to be higher than his current ownership. The 10b5-1 Plan will become effective on September 10, 2025 and will terminate on May 11, 2026, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

Item 6.    EXHIBITS

(a)    Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	0001-38086 Form 8-K (filed March 7, 2023)	2.1	—	Transaction Agreement, dated March 6, 2023, by and among Vistra Operations Company LLC, Black Pen Inc. and Energy Harbor Corp.

2.2	0001-38086 Form 8-K (filed May 21, 2025)	2.1	—
Purchase and Sale Agreement, dated May 15, 2025, by and among Vistra Operations Company LLC, NEP Holdco 1, L.L.C., NatGas Fund Holdings, L.L.C., SEIF III NatGas Holdings, L.L.C. and Edgewater Parent, L.L.C.

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

3.2	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	0001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	0001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	0001-38086 Form 8-K (filed July 16, 2025)	4.1	—
Sixteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2025, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed May 5, 2025	10.1	—	2025 Employee Stock Purchase Plan, effective April 30, 2025

10.2	0001-38086 Form 8-K (filed July 16, 2025	10.1	—
Amendment No. 6 to Master Framework Agreement, dated as of July 11, 2024, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd., as buyer

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
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Vistra Corp.

By:	/s/ MARGARET MONTEMAYOR
Name:	Margaret Montemayor
Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2025