Form 10-Q
period 2025-09-30
Vistra Corp.
filed 2025-11-07
CIK 1692819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
NYSE Texas

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common stock, par value $0.01 per share	338,825,490

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

Lotus	Lotus Infrastructure Partners
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
Parent	Vistra Corp.
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
v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$4,971	$6,288	$13,154	$13,187
Fuel, purchased power costs, and delivery fees	(2,370)	(2,207)	(6,791)	(5,520)
Operating costs	(655)	(616)	(2,081)	(1,742)
Depreciation and amortization	(460)	(466)	(1,523)	(1,306)
Selling, general, and administrative expenses	(444)	(411)	(1,254)	(1,137)
Impairment of long-lived assets	(5)	—	(73)	—
Operating income	1,037	2,588	1,432	3,482
Other income, net	105	136	291	282
Interest expense and related charges	(286)	(332)	(908)	(743)
Impacts of Tax Receivable Agreement	—	—	—	(5)
Net income before income taxes	856	2,392	815	3,016
Income tax expense	(204)	(555)	(104)	(694)
Net income	$652	$1,837	$711	$2,322
Net (income) loss attributable to noncontrolling interest	—	51	—	(104)
Net income attributable to Vistra	$652	$1,888	$711	$2,218
Cumulative dividends attributable to preferred stock	(48)	(48)	(144)	(144)
Net income attributable to Vistra common stock	$604	$1,840	$567	$2,074
Weighted average shares of common stock outstanding:
Basic	338,749,454	342,969,916	339,313,294	346,315,125
Diluted	345,035,160	350,203,692	346,303,617	353,805,937
Net income per weighted average share of common stock outstanding:
Basic	$1.78	$5.36	$1.67	$5.99
Diluted	$1.75	$5.25	$1.64	$5.86

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$652	$1,837	$711	$2,322
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $—, $—, $— and $—)	1	1	—	1
Total other comprehensive income	1	1	—	1
Comprehensive income	$653	$1,838	$711	$2,323
Comprehensive (income) loss attributable to noncontrolling interest	—	51	—	(104)
Comprehensive income attributable to Vistra	$653	$1,889	$711	$2,219

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$602	$1,188
Restricted cash	30	28
Trade accounts receivable — net	2,327	1,982
Inventories	970	970
Commodity and other derivative contractual assets	2,634	2,587
Margin deposits related to commodity contracts	721	406
Margin deposits posted under affiliate financing agreement	450	435
Prepaid expense and other current assets	647	523
Total current assets	8,381	8,119
Restricted cash	6	6
Investments	5,008	4,512
Property, plant and equipment — net	17,725	18,173
Goodwill	2,810	2,807
Identifiable intangible assets — net	2,097	2,213
Commodity and other derivative contractual assets	604	740
Accumulated deferred income taxes	9	9
Other noncurrent assets	1,380	1,191
Total assets	$38,020	$37,770
LIABILITIES AND EQUITY
Current liabilities:
Accounts receivable financing	$1,225	$750
Long-term debt due currently	231	880
Forward repurchase obligation due currently	701	703
Trade accounts payable	1,362	1,510
Commodity and other derivative contractual liabilities	3,610	3,351
Margin deposits related to commodity contracts	3	49
Accrued taxes other than income	180	209
Accrued interest	225	193
Asset retirement obligations	202	142
Other current liabilities	687	645
Total current liabilities	8,426	8,432
Margin deposits financing with affiliate	450	435
Long-term debt, less amounts due currently	15,757	15,418
Forward repurchase obligation, less amounts due currently	613	632
Commodity and other derivative contractual liabilities	1,388	1,367
Accumulated deferred income taxes	765	697
Asset retirement obligations	3,944	3,936
Other noncurrent liabilities and deferred credits	1,454	1,270
Total liabilities	32,797	32,187
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2025	December 31, 2024
Commitments and Contingencies
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at both September 30, 2025 and December 31, 2024, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 338,679,644 and 339,754,307 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	5	5
Treasury stock, at cost (214,210,252 and 208,998,299 shares at September 30, 2025 and December 31, 2024, respectively)	(6,675)	(5,912)
Additional paid-in-capital	9,491	9,435
Accumulated deficit	(107)	(454)
Accumulated other comprehensive income	20	20
Stockholders' equity	5,210	5,570
Noncontrolling interest in subsidiary	13	13
Total equity	5,223	5,583
Total liabilities and equity	$38,020	$37,770

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2025	2024
Cash flows — operating activities:
Net income	$711	$2,322
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,225	1,891
Deferred income tax expense (benefit), net	68	666
Impairment of long-lived and other assets	73	—
Unrealized net (gain) loss from mark-to-market valuations of commodities	367	(1,725)
Unrealized net loss from mark-to-market valuations of interest rate swaps	84	26
Unrealized net gain from nuclear decommissioning trusts	(164)	(133)
Asset retirement obligation accretion expense	100	84
Bad debt expense	152	132
Stock-based compensation expense	82	76
Involuntary conversion gain	(80)	—
Other, net	36	(14)
Changes in operating assets and liabilities:
Margin deposits, net	(361)	855
Accrued interest	32	11
Accrued taxes	(19)	(40)
Accrued employee incentive	(106)	(78)
Other operating assets and liabilities	(562)	(863)
Cash provided by operating activities	2,638	3,210
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,916)	(1,648)
Energy Harbor acquisition (net of cash acquired)	—	(3,065)
Proceeds from sales of nuclear decommissioning trust fund securities	4,120	1,573
Investments in nuclear decommissioning trust fund securities	(4,138)	(1,590)
Proceeds from sales of environmental allowances	57	147
Purchases of environmental allowances	(511)	(511)
Insurance proceeds for recovery of damaged property, plant and equipment	198	3
Proceeds from sale of property, plant and equipment, including nuclear fuel	21	137
Other, net	7	(5)
Cash used in investing activities	(2,162)	(4,959)
Cash flows — financing activities:
Issuances of debt	424	2,200
Repayments/repurchases of debt	(764)	(2,269)
Net borrowings under accounts receivable financing	475	750
Borrowings under Revolving Credit Facility	150	50
Repayments under Revolving Credit Facility	(150)	(50)
Borrowings under Commodity-Linked Facility	987	1,802
Repayments under Commodity-Linked Facility	(987)	(1,802)
Debt issuance costs	(2)	(32)
Stock repurchases	(776)	(1,021)
Dividends paid to common stockholders	(229)	(230)
Dividends paid to preferred stockholders	(117)	(98)
Dividends paid to noncontrolling interest holders	—	(15)
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2025	2024
Tax withholding on stock based compensation	(51)	(11)
Principal payment on forward repurchase obligation	(41)	—
TRA Repurchase and tender offer — return of capital	—	(122)
Other, net	21	(2)
Cash used in financing activities	(1,060)	(850)
Net change in cash, cash equivalents and restricted cash	(584)	(2,599)
Cash, cash equivalents and restricted cash — beginning balance	1,222	3,539
Cash, cash equivalents and restricted cash — ending balance	$638	$940
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838
Stock repurchases	—	—	(237)	—	—	—	(237)	—	(237)
Effects of stock-based incentive compensation plans	—	—	—	43	—	—	43	—	43
Net income	—	—	—	—	327	—	327	—	327
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(58)	—	(58)	—	(58)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	—	1	—	1	—	1
Balances at June 30, 2025	$2,476	$5	$(6,485)	$9,450	$(642)	$19	$4,823	$13	$4,836
Stock repurchases	—	—	(190)	—	—	—	(190)	—	(190)
Effects of stock-based incentive compensation plans	—	—	—	42	—	—	42	—	42
Net income	—	—	—	—	652	—	652	—	652
Dividends declared on common stock	—	—	—	—	(79)	—	(79)	—	(79)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Other	—	—	—	(1)	1	—	—	—	—
Balances at September 30, 2025	$2,476	$5	$(6,675)	$9,491	$(107)	$20	$5,210	$13	$5,223

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2023	$2,476	$5	$(4,662)	$10,095	$(2,613)	$6	$5,307	$15	$5,322
Stock repurchases	—	—	(285)	—	—	—	(285)	—	(285)
Effects of stock-based incentive compensation plans (a)	—	—	—	35	—	—	35	—	35
Equity issued in subsidiary to acquire Energy Harbor (b)	—	—	—	747	—	—	747	1,560	2,307
Net income (loss)	—	—	—	—	(35)	—	(35)	53	18
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(37)	—	(37)	—	(37)
Other	—	—	—	1	—	—	1	—	1
Balances at March 31, 2024	$2,476	$5	$(4,947)	$10,878	$(2,762)	$6	$5,656	$1,628	$7,284
Stock repurchases	—	—	(331)	—	—	—	(331)	—	(331)
Effects of stock-based incentive compensation plans	—	—	—	40	—	—	40	—	40
Net income	—	—	—	—	365	—	365	102	467
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(59)	—	(59)	—	(59)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(1)	—	—	(1)	(1)	(2)
Balances at June 30, 2024	$2,476	$5	$(5,278)	$10,917	$(2,533)	$6	$5,593	$1,714	$7,307
Stock repurchases	—	—	(406)	—	—	—	(406)	—	(406)
Effects of stock-based incentive compensation plans	—	—	—	28	—	—	28	—	28
Net income	—	—	—	—	1,888	—	1,888	(51)	1,837
Dividends declared on common stock	—	—	—	—	(76)	—	(76)	—	(76)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Modification of noncontrolling interest to redeemable noncontrolling interest (b)	—	—	—	(1,539)	—	—	(1,539)	(1,659)	(3,198)
Other	—	—	—	(10)	1	—	(9)	10	1
Balances at September 30, 2024	$2,476	$5	$(5,684)	$9,396	$(759)	$7	$5,441	$14	$5,455
See Notes to Condensed Consolidated Financial Statements

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

Significant Events

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February 2025, but the two other battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service in late 2025 or early 2026. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of September 30, 2025, the net book value of the Moss Landing 100 facility was approximately $165 million.

As a result of the damage caused by the Moss Landing Incident, during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 6 and 16 for additional information).

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site. Under the ASAOC, we are required to perform specific battery removal and remediation activities, including battery removal and disposal, building demolition, and air and water monitoring. We estimate the total cost of these activities to be approximately $110 million. We have incurred expenses of approximately $29 million on ASAOC activities through September 30, 2025. As of September 30, 2025, our accrual for estimated future costs for the ASAOC activities is approximately $81 million, of which, $68 million is reflected in other current liabilities and $13 million is reflected in other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets. This estimate assumes the ASAOC activities will be completed by the end of 2026. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste that could be identified as the demolition progresses as we are unable to estimate such costs until sampling of waste material is complete. We will account for any adjustments to the accrual as a change in estimate in the period new information becomes available.

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

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. We expect the unit to return to service in late 2025 or early 2026. We estimate total cash capital expenditures required to restore the unit to service will be approximately $355 million, of which approximately $155 million in cash capital expenditures have been incurred as of September 30, 2025.

We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. During the nine months ended September 30, 2025, we recognized property damage insurance recoveries of $104 million, of which $24 million was recorded as an offset to operating costs incurred to restore the unit to service, and $80 million was recorded as a gain in other income, net in the condensed consolidated statements of operations. See Insurance Recoveries for additional information.

Insurance Recoveries

The following table summarizes the expenses recorded, net of property damage insurance recoveries, related to the Moss Landing Incident and Martin Lake Incident during the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Moss Landing Incident	Martin Lake Incident	Total	Moss Landing Incident	Martin Lake Incident	Total
	(in millions)
Write-off of net book value of facility to depreciation and amortization	$—	$—	$—	$400	$—	$400
Operating costs incurred to restore Martin Lake to service	—	4	4	—	24	24
Incurred and estimated cost of ASAOC activities to operating costs (a)	—	—	—	102	—	102
Total incident expense	$—	$4	$4	$502	$24	$526

Property damage insurance receivable as of the beginning of the period (b)	$304	$20	$324	$—	$—	$—
Recovery of incident expense recorded to insurance receivable	—	4	4	425	24	449
Insurance recovery gain recorded in other non-operating income, net	—	—	—	—	80	80
Insurance proceeds received	(7)	(20)	(27)	(128)	(100)	(228)
Property damage insurance receivable as of the end of the period (b)	$297	$4	$301	$297	$4	$301

Total incident expense, net of property damage insurance recoveries	$—	$—	$—	$77	$—	$77
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

The following table summarizes the business interruption insurance recoveries related to the Moss Landing Incident and Martin Lake Incident during the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Moss Landing Incident	Martin Lake Incident	Total	Moss Landing Incident	Martin Lake Incident	Total
	(in millions)
Business interruption insurance proceeds received (a)	$1	$—	$1	$22	$—	$22
____________
(a)Business interruption insurance proceeds is included in operating revenues in the condensed consolidated statements of operations.

We expect to receive additional property damage and business interruption insurance proceeds related to the Martin Lake Incident and additional business interruption insurance proceeds related to the Moss Landing Incident which are not included in the property damage insurance receivable as of the period ended September 30, 2025. These additional proceeds will be recorded as income in the period they are realized.

Recent Developments

Acquisition of Natural Gas Generation Facilities

In October 2025, Vistra Operations completed the acquisition of subsidiaries of Lotus Infrastructure Partners (Lotus). See Note 2 for additional information.

Debt, Credit Facilities, and Financings

Vistra Operations Commodity-Linked Revolving Credit Facility — In October 2025, Vistra Operations amended the Commodity-Linked Facility to, among other things, (i) extend the maturity date to September 30, 2026, and (ii) modify the calculation of the borrowing base. See Note 9 for additional information. In October 2025, Vistra Operations borrowed $100 million under the Commodity-Linked Facility.

Vistra Operations Senior Secured Notes — In October 2025, Vistra Operations issued $2.0 billion aggregate principal amount of senior secured notes, consisting of $750 million aggregate principal amount of 4.300% senior secured notes due 2028, $500 million aggregate principal amount of 4.600% senior secured notes due 2030, and $750 million principal amount of 5.250% senior secured notes due 2035 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. See Note 9 for additional information.

Vistra Operations Senior Unsecured Notes — In October 2025, Vistra Operations used proceeds from the October 2025 issuance of Vistra Operations Senior Secured Notes discussed above to redeem the $1.0 billion outstanding principal amount of 5.500% Senior Unsecured Notes due 2026.

Share Repurchase Program

In October 2025, the Board authorized an incremental amount of $1.0 billion for repurchases under our share repurchase program.

2.    ACQUISITIONS

Acquisition of Natural Gas Generation Facilities

On October 22, 2025 (Acquisition Date), pursuant to a purchase and sale agreement dated May 15, 2025, Vistra Operations acquired 100% of the membership interests of subsidiaries of Lotus (the Acquisition). The Acquisition resulted in the addition of seven natural gas generation facilities totaling 2,600 MW in Delaware and Pennsylvania (PJM), Rhode Island (ISO-NE), New York (NYISO), and California (CAISO), further geographically diversifying Vistra's natural gas fleet.

The aggregate purchase price consisted of a base purchase price of $1.9 billion, subject to certain customary adjustments, including the acquired companies' working capital, cash, indebtedness, and certain other adjustments. Vistra Operations funded the Acquisition with a combination of cash and the assumption of the acquired companies' indebtedness, which consisted of a senior secured credit facility, including an existing term loan with approximately $800 million principal outstanding, which reduced the cash consideration payable at closing. Cash consideration payable at closing, excluding adjustments for the acquired companies' working capital, cash, and certain other adjustments, was $1.1 billion.

The Acquisition will be accounted for using the acquisition method in accordance with ASC 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the Acquisition Date. Vistra will provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed, as well as the supplemental pro forma revenues and net income of Vistra as if the Acquisition had been completed on January 1, 2024, in Vistra's Annual Report on Form 10‑K for the period ended December 31, 2025.

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

The Energy Harbor Merger was accounted for using the acquisition method in accordance with ASC 805 which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the Merger Date. The combined results of operations are reported in the condensed consolidated financial statements beginning as of the Merger Date.

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

The following unaudited pro forma financial information for the three and nine months ended September 30, 2024 assumes that the Energy Harbor Merger occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Energy Harbor Merger been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(in millions)
Revenues	$6,288	$13,911
Net income	$1,837	$2,411

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

Acquisition costs incurred in the Energy Harbor Merger totaled $1 million and $25 million for the three and nine months ended September 30, 2024, respectively, and are classified as selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,698	$—	$—	$—	$—	$—	$2,698
Retail energy charge in Northeast/Midwest	1,054	—	—	—	—	—	1,054
Wholesale generation revenue from ISO/RTO	—	112	543	28	—	—	683
Capacity revenue from ISO/RTO (a)	—	—	79	—	—	—	79
Revenue from other wholesale contracts	—	100	101	61	—	2	264
Total revenue from contracts with customers	3,752	212	723	89	—	2	4,778
Other revenues:
Transferable PTC revenues (b)	—	145	—	—	—	—	145
Hedging revenues — realized	396	(422)	(108)	26	—	—	(108)
Hedging revenues — unrealized	(43)	251	(97)	50	1	—	162
Business interruption insurance proceeds	—	—	—	—	1	—	1
Intangible amortization and other revenues	—	—	(7)	—	—	—	(7)
Intersegment sales (c)	34	1,613	1,239	—	—	(2,886)	—
Total other revenues	387	1,587	1,027	76	2	(2,886)	193
Total revenues	$4,139	$1,799	$1,750	$165	$2	$(2,884)	$4,971
____________
(a)Includes $270 million of capacity sold offset by $191 million of capacity purchased in each ISO/RTO in the East segment. If the net capacity purchased or sold in an ISO/RTO results in a net capacity purchase, the net purchase is included in fuel, purchased power costs, and delivery fees.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period.
(c)The Texas segment includes $28 million of intersegment unrealized net losses and the East segment includes $4 million of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Three Months Ended September 30, 2024
	Retail	Texas	East (a)	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,500	$—	$—	$—	$—	$—	$2,500
Retail energy charge in Northeast/Midwest (a)	1,051	—	—	—	—	—	1,051
Wholesale generation revenue from ISO/RTO	—	122	347	50	1	—	520
Capacity revenue from ISO/RTO (b)	—	—	18	—	—	—	18
Revenue from other wholesale contracts	—	93	100	48	10	1	252
Total revenue from contracts with customers	3,551	215	465	98	11	1	4,341
Other revenues:
Transferable PTC revenue	—	4	—	—	—	—	4
Hedging revenues — realized	373	(382)	(52)	35	(3)	—	(29)
Hedging revenues — unrealized	308	1,253	299	98	2	—	1,960
Intangible amortization and other revenues	1	—	(1)	—	1	11	12
Intersegment sales (c)	18	3,154	1,142	1	—	(4,315)	—
Total other revenues	700	4,029	1,388	134	—	(4,304)	1,947
Total revenues	$4,251	$4,244	$1,853	$232	$11	$(4,303)	$6,288
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
(c)The Texas, East, and West segment includes $1.527 billion, $55 million, and $1 million, respectively, of intersegment unrealized net gains from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,890	$—	$—	$—	$—	$—	$6,890
Retail energy charge in Northeast/Midwest	2,886	—	—	—	—	—	2,886
Wholesale generation revenue from ISO/RTO	—	231	1,725	75	—	—	2,031
Capacity revenue from ISO/RTO (a)	—	—	129	—	—	—	129
Revenue from other wholesale contracts	—	338	323	176	5	3	845
Total revenue from contracts with customers	9,776	569	2,177	251	5	3	12,781
Other revenues:
Transferable PTC revenues (b)	—	151	—	—	—	—	151
Hedging revenues — realized	1,040	(458)	(158)	90	—	—	514
Hedging revenues — unrealized	(59)	198	(446)	4	2	—	(301)
Business interruption insurance proceeds	—	—	—	—	22	—	22
Intangible amortization and other revenues	—	(2)	(11)	—	—	—	(13)
Intersegment sales (c)	82	3,339	3,048	2	(3)	(6,468)	—
Total other revenues	1,063	3,228	2,433	96	21	(6,468)	373
Total revenues	$10,839	$3,797	$4,610	$347	$26	$(6,465)	$13,154
____________
(a)Includes $477 million of capacity sold offset by $348 million of capacity purchased in each ISO/RTO in the East segment. If the net capacity purchased or sold in an ISO/RTO results in a net capacity purchase, the net purchase is included in fuel, purchased power costs, and delivery fees.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period.
(c)The Texas and East segments include $93 million and $103 million, respectively, of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

	Nine Months Ended September 30, 2024
	Retail	Texas	East (a)	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,241	$—	$—	$—	$—	$—	$6,241
Retail energy charge in Northeast/Midwest (a)	2,705	—	—	—	—	—	2,705
Wholesale generation revenue from ISO/RTO	—	278	844	164	4	—	1,290
Capacity revenue from ISO/RTO (b)	—	—	54	—	—	—	54
Revenue from other wholesale contracts	—	325	312	147	24	1	809
Total revenue from contracts with customers	8,946	603	1,210	311	28	1	11,099
Other revenues:
Transferable PTC revenues	—	9	—	—	—	—	9
Hedging revenues — realized	927	(524)	35	68	(8)	—	498
Hedging revenues — unrealized	(3)	893	356	317	8	—	1,571
Intangible amortization and other revenues	—	—	(3)	—	1	12	10
Intersegment sales (c)	43	3,943	2,643	5	—	(6,634)	—
Total other revenues	967	4,321	3,031	390	1	(6,622)	2,088
Total revenues	$9,913	$4,924	$4,241	$701	$29	$(6,621)	$13,187
____________

(a)Includes seven months of revenue associated with operations acquired in the Energy Harbor Merger.
(b)Represents net capacity sold in each ISO/RTO. The East segment includes $94 million of capacity sold offset by $40 million of capacity purchased. Net capacity purchased in each ISO/RTO included in fuel, purchased power costs, and delivery fees in the condensed consolidated statement of operations includes capacity purchased of $88 million offset by $47 million of capacity sold within the East segment.
(c)The Texas and West segments include $605 million and $3 million, respectively, of intersegment unrealized net gains and the East segment includes $123 million of intersegment unrealized net losses from mark-to-market valuations of commodity positions with the Retail segment.

Performance Obligations

As of September 30, 2025, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled.

	Balance of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
	(in millions)
Remaining performance obligations	$370	$1,647	$882	$122	$62	$548	$3,631

Trade Accounts Receivable

	September 30, 2025	December 31, 2024
	(in millions)
Wholesale and retail trade accounts receivable	$2,431	$2,061
Allowance for credit losses	(104)	(79)
Trade accounts receivable — net	$2,327	$1,982

Trade accounts receivable from contracts with customers — net	$1,776	$1,514
Other trade accounts receivable — net	551	468
Trade accounts receivable — net	$2,327	$1,982

Gross trade accounts receivable as of September 30, 2025 and December 31, 2024 include unbilled retail revenues of $924 million and $802 million, respectively.

Allowance for Credit Losses on Accounts Receivable

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$79	$61
Increase for bad debt expense	152	132
Decrease for account write-offs	(127)	(105)
Allowance for credit losses on accounts receivable at end of period	$104	$88

4.    GOVERNMENT ASSISTANCE

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which introduced various energy tax credits. Among these, it acknowledged the importance of existing carbon-free nuclear power by establishing a nuclear Production Tax Credit under section 45U (nuclear PTC), a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies, and a new stand-alone battery storage investment tax credit. The nuclear PTC provides a federal tax credit of up to $15 per MWh, subject to phase out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh and $26.00 per MWh and $44.75 per MWh for 2024 and 2025, respectively. The nuclear PTC applies to existing nuclear facilities from 2024 through 2032 subject to an annual inflation adjustment. The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance.

Transferable PTCs

In each of the three and nine months ended September 30, 2025, we recognized transferable nuclear PTC revenues of $145 million. Nuclear PTC revenues are an estimate based on projected annual gross receipts generated from qualifying nuclear production in 2025 and reflect our determination that we will meet the prevailing wage requirements necessary to earn the five times multiplier. The amount recognized in the nine months ended September 30, 2025 reflects a pro-rata allocation of the forecasted annual nuclear PTC revenue based on actual qualifying nuclear production during the period. Our computation of forecasted gross receipts includes merchant energy revenues and capacity revenues (for our PJM nuclear units only) at each nuclear unit and excludes any hedges and ancillary revenue. Treasury regulations may further define the scope of the legislation in many important respects, including interpretive guidance on the definition of gross receipts for the nuclear PTC. Any interpretive guidance on the definition of gross receipts that differs from the interpretation used in our estimate could result in a material change to PTC revenues recorded in 2024 and 2025 and would be reflected as a change in estimate in the period in which the guidance is received.

Sales of Transferable PTCs

During 2025, we sold $490 million transferable nuclear PTCs recognized from qualifying 2024 nuclear generation, of which $200 million was sold in January 2025, $90 million was sold in May and June 2025, and $200 million was sold in September 2025. Cash proceeds of $278 million and $469 million were received during the three and nine months ended September 30, 2025, respectively.

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

Income Tax Expense

The components of our income tax expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income before income taxes	$856	$2,392	$815	$3,016
Income tax expense	$(204)	$(555)	$(104)	$(694)
Effective tax rate	23.8%	23.2%	12.8%	23.0%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended September 30, 2025, the effective rate of 23.8% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the nine months ended September 30, 2025, the effective tax rate of 12.8% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to stock-based compensation, partially offset by state income taxes.

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

OBBBA and CAMT

In July 2025, the legislation known as the OBBBA was signed into law and we have accounted for the effects in our consolidated financial statements. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and increases in the limitation of interest deductibility. Certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future year periods, however the legislation did not have a material impact on our consolidated financial statements. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

6.    PROPERTY, PLANT, AND EQUIPMENT

Our property, plant, and equipment consist of our power generation assets, related mining assets, land, information systems hardware, capitalized corporate office lease space, and other leasehold improvements. Land and construction work in progress are not depreciated.

	September 30, 2025	December 31, 2024
	(in millions)
Power generation and structures and office and other equipment	$22,510	$22,943
Land	614	603
Construction work in progress (a)	1,969	1,060
Finance lease right-of-use assets	186	186
Nuclear fuel	2,054	1,843
Property, plant and equipment — gross	27,333	26,635
Less accumulated depreciation	(8,918)	(8,020)
Less finance lease right-of-use assets accumulated amortization	(39)	(33)
Less accumulated amortization on nuclear fuel	(651)	(409)
Property, plant and equipment — net	$17,725	$18,173
____________
(a)During the three and nine months ended September 30, 2025, we recognized impairments of $5 million and $73 million, respectively, related to development projects we have no plans to complete.

Depreciation and amortization of property, plant, and equipment (including the classification in the condensed consolidated statements of operations) consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$417	$419	$1,393	$1,173
Finance lease right-of-use assets	Depreciation and amortization	2	2	6	6
Nuclear fuel	Fuel, purchased power costs, and delivery fees	129	123	366	269
Total property, plant, and equipment expense		$548	$544	$1,765	$1,448

Retirement of Generation Facilities

Below are our operating facilities that have an announced retirement date. Operating results for generation facilities with defined retirement dates are included in our Asset Closure segment in the calendar year following the year in which the retirement occurs or is expected to occur. The Moss Landing 300 facility was transferred to the Asset Closure segment during the first quarter of 2025 as we do not plan to return the asset to operations. See Note 1 for additional information.

Facility	Location	ISO/RTO	Fuel Type	Net Capacity (MW)	Expected or Actual Retirement Date (a)	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2027	East
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2027	Texas
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027	East
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the middle of 2028	East
Newton	Newton, IL	MISO	Coal	615	By the end of 2027	East
Total				4,578
____________
(a)Expected retirement dates may change if economic or other conditions dictate.

The Company intends to repower Coleto Creek and Miami Fort as gas-fueled facilities upon their retirements as coal-fueled facilities. We are currently evaluating the feasibility of converting the other coal-fueled facilities with expected retirement dates in 2027 to gas-fueled facilities.

7.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of September 30, 2025 and December 31, 2024, the carrying value of goodwill totaled $2.810 billion and $2.807 billion, respectively.

	Retail Segment	Texas Segment
	Retail Reporting Unit (a)	Texas Reporting Unit	Goodwill Pending Allocation	Total Goodwill
	(in millions)
Balance at December 31, 2024	$2,461	$122	$224	$2,807
Measurement period adjustment recorded in connection with the Energy Harbor Merger (b)	227	—	(224)	3
Balance at September 30, 2025	$2,688	$122	$—	$2,810
____________
(a)Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight line basis.
(b)Includes the allocation of goodwill attributable to the Energy Harbor acquisition to the retail reporting unit (see Note 2 for additional information).

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2025			December 31, 2024
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$2,044	$129	$2,173	$1,977	$196
Software and other technology-related assets	566	347	219	601	293	308
Retail and wholesale contracts	503	410	93	503	353	150
Long-term service agreements	18	6	12	18	5	13
Other identifiable intangible assets (a)	319	16	303	218	13	205
Total identifiable intangible assets subject to amortization	$3,579	$2,823	756	$3,513	$2,641	872
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,097			$2,213
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2025	December 31, 2024
	(in millions)
Long-term service agreements	$101	$108
Wholesale power and fuel purchase contracts	40	47
Total identifiable intangible liabilities	$141	$155

Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in millions)
Retail customer relationships	Depreciation and amortization	$23	$29	$68	$82
Software and other technology-related assets	Depreciation and amortization	17	15	53	43
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(2)	(5)	(6)	(9)
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	127	131	350	327
Total intangible asset expense, net		$165	$170	$465	$443
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

Estimated Amortization of Identifiable Intangible Assets

As of September 30, 2025, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2025	$218
2026	$168
2027	$73
2028	$53
2029	$37

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

As of September 30, 2025 and December 31, 2024, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $450 million and $435 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 8 to the Financial Statements in our 2024 Form 10-K for additional information.

9.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Long-term debt, including amounts due currently:
Project-level debt	$1,488	$1,064
Vistra Operations debt	14,642	15,405
Long -term debt before unamortized premiums, discounts and issuance costs	16,130	16,469
Unamortized premiums, discounts and issuance costs	(142)	(171)
Long-term debt including amounts due currently	$15,988	$16,298
Accounts receivable financing	$1,225	$750
Forward repurchase obligation	$1,314	$1,335

Long-Term Debt

The Company's long-term debt obligations, including amounts due currently, consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,456	$2,475
BCOP Credit Facility, Bridge Loans (a)	367	367
BCOP Credit Facility, Construction / Term Loans (a)	424	—
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	697
Vistra Operations Senior Secured Notes:
5.125% Senior Secured Notes, due May 13, 2025	—	744
5.050% Senior Secured Notes, due December 30, 2026	500	500
3.700% Senior Secured Notes, due January 30, 2027	800	800
4.300% Senior Secured Notes, due July 15, 2029	800	800
6.950% Senior Secured Notes, due October 15, 2033	1,050	1,050
6.000% Senior Secured Notes, due April 15, 2034	500	500
5.700% Senior Secured Notes, due December 30, 2034	750	750
Total Vistra Operations Senior Secured Notes	4,400	5,144
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Vistra Operations Senior Unsecured Notes:
5.500% Senior Unsecured Notes, due September 1, 2026	1,000	1,000
5.625% Senior Unsecured Notes, due February 15, 2027	1,300	1,300
5.000% Senior Unsecured Notes, due July 31, 2027	1,300	1,300
4.375% Senior Unsecured Notes, due May 1, 2029	1,250	1,250
7.750% Senior Unsecured Notes, due October 15, 2031	1,450	1,450
6.875% Senior Unsecured Notes, due April 15, 2032	1,000	1,000
Total Vistra Operations Senior Unsecured Notes	7,300	7,300
Other:
Equipment Financing Agreements	55	55
Total other long-term debt	55	55
Unamortized debt premiums, discounts and issuance costs	(142)	(171)
Total long-term debt including amounts due currently	15,988	16,298
Less amounts due currently (b)	(231)	(880)
Total long-term debt less amounts due currently	$15,757	$15,418
___________
(a)See Credit Facilities table below for details of the BCOP Credit Facility maturities.
(b)Excludes 5.500% Senior Unsecured Notes due September 1, 2026 as amounts were refinanced on a long-term basis using a portion of the net proceeds from the October 2025 issuance of $2.0 billion of Vistra Operations senior secured notes. See Vistra Operations Senior Secured Notes below.

Long-Term Debt Maturities

Long-term debt maturities as of September 30, 2025 are as follows:

September 30, 2025
(in millions)
Remainder of 2025	$208
2026 (a)	2,014
2027	3,432
2028	32
2029	2,283
Thereafter	8,161
Unamortized premiums, discounts and debt issuance costs	(142)
Total long-term debt, including amounts due currently	$15,988
___________
(a)Includes 5.500% Senior Unsecured Notes due September 1, 2026 that were refinanced on a long-term basis using a portion of the net proceeds from the October 2025 issuance of $2.0 billion of Vistra Operations senior secured notes. See Vistra Operations Senior Secured Notes below.

Credit Facilities

Our credit facilities and related available capacity as of September 30, 2025 are presented below.

		September 30, 2025
Credit Facilities	Maturity Date	Facility Limit	Cash Borrowings (Long-Term Debt, Including Amounts Due Currently)	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$3,440	$—	$981	$2,459
Term Loan B-3 Facility	December 20, 2030	2,456	2,456	—	—
Total Vistra Operations Credit Facilities		5,896	2,456	981	2,459
Vistra Operations Commodity-Linked Facility	October 1, 2025 (a)	1,750	—	—	644
Total Vistra Operations debt		$7,646	$2,456	$981	$3,103
Project-level debt:
Bridge Loans	November 1, 2025 (b) / December 3, 2026	$367	$367	$—	$—
Construction / Term Loans	(c)	424	424	—	—
BCOP Credit Facility (d)		791	791	—	—
Vistra Zero Term Loan B Facility (d)	April 30, 2031	697	697	—	—
Total project-level debt		$1,488	$1,488	$—	$—
Total credit facilities		$9,134	$3,944	$981	$3,103
___________
(a)In October 2025, Vistra Operations amended the Commodity-Linked Facility to, among other things, extend the maturity date to September 30, 2026.
(b)In October 2025, the maturity date on $106 million of Bridge Loans was extended to January 30, 2026. See further discussion in BCOP Project-level Credit Facilities discussion below.
(c)Consists of $120 million of Term Loans due December 3, 2029, $88 million of Construction Term Loans with a maturity date of November 1, 2025 that converted to Term Loans on October 30, 2025 with a maturity date of December 3, 2029, and $216 million of Construction Loans with a maturity date of December 3, 2026 that are expected to convert to Term Loans on or before December 3, 2026. See further discussion in BCOP Project-level Credit Facilities discussion below.
(d)Vistra Zero Operating's and BCOP's obligations under the Vistra Zero Credit Agreement and the BCOP Credit Agreement, respectively, are guaranteed by subsidiaries of Vistra Zero Operating and BCOP, respectively, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Vistra Operations Credit Facilities

As of September 30, 2025, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.896 billion in senior secured, first-lien revolving credit commitments and outstanding term loans (Vistra Operations Credit Facilities). The Vistra Operations Credit Facilities consist of (i) revolving credit commitments (including aggregate revolving letter of credit commitments) of up to $3.440 billion, (Revolving Credit Facility), and (ii) term loans of $2.456 billion (Term Loan B-3 Facility).

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Under the Vistra Operations Credit Agreement, (i) the interest on borrowings under the Revolving Credit Facility is paid based on (i) the forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00%, and (ii) the fee payable on any undrawn amounts with respect to the Revolving Credit Facility that ranges from 17.5 basis points to 35.0 basis points. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. Letters of credit issued under the Revolving Credit Facility bear interest that ranges from 1.25% to 2.00% and is paid quarterly in arrears. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2025, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the applicable interest rate margin for the letters of credit issued under the Revolving Credit Facility was 1.725%.

Term Loan B-3 Facility — The Term Loan B-3 Facility is used for general corporate purposes and bears interest based on the applicable Term SOFR, plus a fixed spread of 1.75%, and the weighted average interest rates before taking into consideration interest rate swaps (see Note 10 for additional information) on outstanding borrowings of $2.456 billion was 5.91% as of September 30, 2025. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. Cash borrowings under the Term Loan B-3 Facility are subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

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

The Vistra Operations Credit Facilities provide for affirmative and negative covenants applicable to Vistra Operations (and its restricted subsidiaries), including affirmative covenants requiring it to provide financial and other information to the agent under the Vistra Operations Credit Facilities and to not change its lines of business, and negative covenants restricting Vistra Operations' (and its restricted subsidiaries') ability to incur additional indebtedness, make investments, dispose of assets, pay dividends, grant liens or take certain other actions, in each case, except as permitted in the Vistra Operations Credit Facilities. The Vistra Operations Credit Agreement also includes a springing financial covenant with respect to the Revolving Credit Facility that, when applicable, would require compliance with a consolidated first lien net leverage ratio (or, during a collateral suspension period, a consolidated total net leverage ratio). Vistra Operations' ability to borrow under the Vistra Operations Credit Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

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

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of September 30, 2025, Vistra Operations can distribute approximately $10.9 billion to Parent under the Vistra Operations Credit Agreement without the consent of any party. The amount that can be distributed by Vistra Operations to Parent was partially reduced by distributions made by Vistra Operations to Parent of approximately $350 million and $515 million for the three months ended September 30, 2025 and 2024, respectively, and $1.275 billion and $1.505 billion for the nine months ended September 30, 2025 and 2024, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to pay any taxes or general operating or corporate overhead expenses arising out of Parent's ownership or operation of Vistra Operations. As of September 30, 2025, all of the restricted net assets of Vistra Operations may be distributed to Parent.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of September 30, 2025, the Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.750 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. In October 2025, Vistra Operations amended the Commodity-Linked Facility to, among other things, extend the maturity date to September 30, 2026. As of September 30, 2025, the borrowing base of $644 million is lower than the facility limit which represents the aggregate commitments of $1.750 billion.

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

Interest on the Commodity-Linked Facility bears interest based on either the Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00%, and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. Interest periods for Term SOFR borrowings are for one-, three-, or six-month periods with interest paid in arrears. The interest period for a daily simple SOFR is for a one-week period with interest paid in arrears. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of September 30, 2025, the applicable interest rate margins for borrowings outstanding under the Commodity-Linked Facility was 1.725% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of September 30, 2025, there were no outstanding borrowings under the Commodity-Linked Facility.

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

As of September 30, 2025, the Bridge Loans for Oak Hill and Pulaski totaled $106 million and $261 million, respectively, and will mature in November 2025 and December 2026, respectively, subject to the terms of the BCOP Credit Agreement. In October 2025, the maturity date on $106 million of Oak Hill Bridge Loans was extended to January 30, 2026. Interest is paid on the Bridge Loans in arrears based on the applicable Term SOFR elected in the borrowing notice plus a fixed spread of 1.625% per annum, and the weighted average interest rate on outstanding borrowings was 5.648% as of September 30, 2025. Repayment of the Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits to be generated by the projects.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans to fund the Oak Hill and Pulaski project costs during construction that will convert to term loans once each project reaches its commercial operation date and term conversion date. On April 1, 2025, BCOP funded $75 million and $46 million of term loans for Baldwin and Coffeen, respectively, that will mature in December 2029, and issued $7 million in letters of credit under the Debt Service Reserve facility to support the Baldwin and Coffeen term loans. On May 20, 2025, BCOP funded $88 million of construction loans for Oak Hill with a maturity date in November 2025 and, subject to meeting certain conditions, will convert to a term loan maturing in December 2029. In October 2025, the $88 million of construction loans converted to a term loan. In July and August 2025, BCOP funded $216 million total of construction loans for Pulaski that will mature in December 2026 and, subject to meeting certain conditions, will convert to a term loan maturing in December 2029. Interest on the construction/term loans will be paid in arrears based on the applicable Term SOFR elected in the borrowing notice plus fixed spreads of 1.875% per annum for construction loans and 2.000% per annum for term loans, and the weighted average interest rate on outstanding construction/term loans was 6.03% as of September 30, 2025. Beginning on the term funding or term conversion date, the term loans will amortize over a 20-year period and debt amortization and interest payments will be funded with cash flows from the underlying project. Fees on the issued debt service reserve letters of credit will be paid in arrears at 2.000% per annum. Commitment fees on the undrawn loan commitments and unissued letter of credit commitments will be paid quarterly in arrears at a fixed percentage of the loan's fixed spread.

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

Interest on the Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 6.16% as of September 30, 2025.

The Vistra Zero Credit Agreement contains customary covenants and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and June 2025, we entered into uncommitted standby letter of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities do not have stated expiration dates and are used for general corporate purposes. As of September 30, 2025, $1.301 billion of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In May 2024, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $500 million. As of September 30, 2025, the total capacity was $500 million and $500 million of letters of credit were outstanding under the Alternative LOC Facilities. In October 2025, the Alternative LOC Facilities were amended to increase the commitment cap to a total of $800 million. The commitments under the Alternative LOC Facilities terminate in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

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

In October 2025, Vistra Operations issued $2.0 billion aggregate principal amount of senior secured notes, consisting of $750 million aggregate principal amount of 4.300% senior secured notes due 2028 (4.300% Senior Secured Notes), $500 million aggregate principal amount of 4.600% senior secured notes due 2030 (4.600% Senior Secured Notes), and $750 million principal amount of 5.250% senior secured notes due 2035 (5.250% Senior Secured Notes) in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2026. Net proceeds from the offering, together with cash on hand, were used (i) to support refinancing activities for outstanding indebtedness (see Vistra Operations Senior Unsecured Notes below), (ii) for general corporate purposes, including to fund a portion of the Acquisition (see Note 2 for additional information), and (iii) to pay fees and expenses related to the offering.

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

In October 2025, Vistra Operations used a portion of the proceeds from the October 2025 issuance of Vistra Operations Senior Secured Notes discussed above to redeem the $1.0 billion outstanding principal amount of 5.500% Senior Unsecured Notes due 2026.

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In June 2025, the Receivables Facility was amended to add Dynegy Energy Services Mid-Atlantic, LLC. In July 2025, the Receivables Facility was amended to increase the purchase limit from $1.0 billion to $1.1 billion and extend the term of the Receivables Facility to July 2026.

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Dynegy Energy Services Mid-Atlantic, LLC, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), each sell and/or contribute, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as short-term borrowings in the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in the condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of September 30, 2025, outstanding borrowings under the Receivables Facility totaled $1.1 billion and were supported by $1.764 billion of RecCo gross receivables. As of December 31, 2024, there were $750 million outstanding borrowings under the Receivables Facility.

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

As of September 30, 2025, outstanding borrowings under the Repurchase Facility totaled $125 million. There were no outstanding borrowings under the Repurchase Facility as of December 31, 2024.

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

September 30, 2025
(in millions)
Remainder of 2025	$701
2026	669
Thereafter	—
Total scheduled payments under the UPAs	$1,370

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $1.314 billion and $1.335 billion at September 30, 2025 and December 31, 2024, respectively, and is included in forward repurchase obligation due currently and forward obligation, less amounts due currently in the condensed consolidated balance sheet.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Interest expense	$272	$244	$819	$702
Unrealized mark-to-market net losses on interest rate swaps	10	84	84	26
Amortization of debt issuance costs, discounts, and premiums	11	9	33	25
Debt extinguishment gain	—	—	—	(6)
Capitalized interest	(30)	(20)	(86)	(52)
Other	23	15	58	48
Total interest expense and related charges	$286	$332	$908	$743

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 10, was 5.21% and 5.52% as of September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, Vistra has entered into the following interest rate swaps:

	Notional Amount	Expiration Date	Rate Range (d)
	(in millions, except percentages)
Swapped to fixed (a)	$3,000	July 2026	2.89%	-	2.97%
Swapped to variable (a)	$700	July 2026	1.44%	-	1.49%
Swapped to fixed (b)	$2,300	December 2030	3.20%	-	3.76%
Swapped to fixed (c)	$416	March, July and October 2045	3.95%	-	4.09%
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
(c)In March 2025, May 2025 and July 2025, BCOP entered into interest rate swaps with notional amounts of approximately $108 million, $70 million and $238 million, respectively. These swaps are effective as of April 2025, October 2025 and October 2026, and will expire in March 2045, October 2045 and July 2045, respectively. These swaps are intended to hedge BCOP's exposure on approximately $416 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement. (see Note 9 for additional information).
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

	September 30, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,615	$18	$1	$—	$2,634
Noncurrent assets	579	2	23	—	604
Current liabilities	—	—	(3,596)	(14)	(3,610)
Noncurrent liabilities	(4)	—	(1,362)	(22)	(1,388)
Net assets (liabilities)	$3,190	$20	$(4,934)	$(36)	$(1,760)
Offsetting instruments (a)	(2,553)	(12)	2,553	12	—
Financial collateral (received) pledged (b)	(11)	—	516	—	505
Net amounts	$626	$8	$(1,865)	$(24)	$(1,255)

	December 31, 2024
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,551	$34	$2	$—	$2,587
Noncurrent assets	677	62	1	—	740
Current liabilities	—	—	(3,333)	(18)	(3,351)
Noncurrent liabilities	(2)	—	(1,356)	(9)	(1,367)
Net assets (liabilities)	$3,226	$96	$(4,686)	$(27)	$(1,391)
Offsetting instruments (a)	(2,532)	(28)	2,532	28	—
Financial collateral (received) pledged (b)	(50)	—	233	—	183
Net amounts	$644	$68	$(1,921)	$1	$(1,208)
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

Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized (gain) loss in operating revenues (a)	$735	$754	$878	$1,172
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	11	23	3	178
Interest rate swaps unrealized (gain) loss in interest expense and related charges	(5)	(11)	(16)	(33)
Total reversals of previously recognized unrealized (gain) loss on derivative instruments	$741	$766	$865	$1,317
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized gain (loss) in operating revenues	$(573)	$1,206	$(1,179)	$399
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	11	(128)	(69)	(24)
Interest rate swaps unrealized gain (loss) in interest expense and related charges	(5)	(73)	(68)	7
Total unrealized net gain (loss) from change in fair value on derivative instruments	$(567)	$1,005	$(1,316)	$382
Net gain (loss) on derivative instruments	$174	$1,771	$(451)	$1,699
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

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales (NPNS) derivatives that are not recorded at fair value:

	September 30, 2025	December 31, 2024
Derivative type	Notional Volume		Unit of Measure
Natural gas	4,017	4,568	Million MMBtu
Electricity	881,426	796,982	GWh
Financial transmission rights / Congestion revenue rights	254,680	248,742	GWh
Coal	29	27	Million U.S. tons
Fuel oil	3	2	Million gallons
Emissions	33	28	Million U.S. tons
Renewable energy certificates	29	31	Million certificates
Interest rate swaps – variable/fixed	$5,716	$5,300	Million U.S. dollars
Interest rate swaps – fixed/variable	$700	$700	Million U.S. dollars

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2025	December 31, 2024
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,432)	$(1,587)
Offsetting fair value under netting arrangements (b)	597	724
Cash collateral and letters of credit	293	471
Liquidity exposure	$(542)	$(392)
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

September 30, 2025
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$3,653
Net exposure (a)	$740
Largest net exposure from any single counterparty (a)	$302
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector:
Gross exposure	73%
Net exposure (a)	13%
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts (b)	$2,047	$416	$727	$28	$3,218	$1,923	$462	$841	$5	$3,231
Interest rate swaps (b)	—	20	—	—	20	—	96	—	—	96
NDTs – equity securities (c)(d)	1,769	—	—		1,769	1,560	—	—		1,560
NDTs – debt securities (c)(e)	110	1,877	—		1,987	83	1,976	—		2,059
Sub-total	$3,926	$2,313	$727	$28	6,994	$3,566	$2,534	$841	$5	6,946
Assets measured at net asset value (f):
NDTs – equity securities (c)(d)(f)					850					821
NDTs - debt securities (c)(e)(f)					323					—
Total assets					$8,167					$7,767
Liabilities:
Commodity contracts (b)	$2,574	$686	$1,674	$28	$4,962	$2,118	$975	$1,593	$5	$4,691
Interest rate swaps (b)	—	36	—	—	36	—	27	—	—	27
Total liabilities	$2,574	$722	$1,674	$28	$4,998	$2,118	$1,002	$1,593	$5	$4,718
___________
(a)Fair values for each level are determined on a contract basis, but certain contracts are in both an asset and a liability position. This reclassification represents the adjustment needed to reconcile to the gross amounts presented in the condensed consolidated balance sheets.
(b)See Note 10 for additional information.
(c)NDT assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of September 30, 2025.
(d)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 and Russell 3000 Indices for U.S. equity investments and the MSCI EAFE and MSCI All Country World ex-US Indices for non-U.S. equity investments.
(e)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 4.14% and 3.99% as of September 30, 2025 and December 31, 2024, respectively, and an average maturity of eight years and seven years as of September 30, 2025 and December 31, 2024, respectively. NDT debt securities held as of September 30, 2025 mature as follows: $783 million in one to five years, $1.074 billion in five to 10 years and $453 million after 10 years.
(f)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy. This amount is presented to permit reconciliation of this table to the amounts presented in the condensed consolidated balance sheets.

The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$467	$(1,457)	$(990)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$135	$80
						MWh
					Market Heat Rates (d)	$25	to	$135	$80
						MWh
Options	3	(173)	(170)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	970%	488%
Financial transmission rights/Congestion revenue rights	231	(33)	198	Market Approach (f)	Illiquid price differences between settlement points (g)	$(12)	to	$25	$6.5
						MWh
Natural gas	16	(11)	5	Income Approach	Natural gas basis (h)	$(1)	to	$14	$6
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	10	—	10
Total	$727	$(1,674)	$(947)

December 31, 2024
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$606	$(1,399)	$(793)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$140	$83
						MWh
					Market Heat Rates (d)	$30	to	$150	$90
						MWh
Options	6	(139)	(133)	Option Pricing Model	Natural gas to power correlation (e)	10%	to	100%	55%
					Power and natural gas volatility (e)	5%	to	710%	358%
Financial transmission rights/Congestion revenue rights	190	(25)	165	Market Approach (f)	Illiquid price differences between settlement points (g)	$(35)	to	$20	$(8)
						MWh
Natural gas	29	(30)	(1)	Income Approach	Natural gas basis (h)	$—	to	$10	$5
						MMBtu
					Illiquid delivery periods (i)	$—	to	$5	$2
						MMBtu
Other (j)	10	—	10
Total	$841	$(1,593)	$(752)
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
(i)Primarily based on the historical forward natural gas fixed prices.
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net liability balance at beginning of period	$(884)	$(1,104)	$(752)	$(1,044)
Total unrealized valuation gains (losses)	(299)	482	(443)	194
Purchases, issuances and settlements (a):
Purchases	94	62	226	193
Issuances	(4)	(7)	(10)	(24)
Settlements	(12)	57	(103)	196
Transfers into Level 3 (b)	1	5	(4)	(15)
Transfers out of Level 3 (b)	157	(12)	139	(4)
Net liabilities assumed in connection with the Energy Harbor Merger	—	—	—	(13)
Net change	(63)	587	(195)	527
Net liability balance at end of period	$(947)	$(517)	$(947)	$(517)
Unrealized valuation losses relating to instruments held at end of period	$(340)	$361	$(519)	$(114)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Includes transfers due to changes in the observability of significant inputs. All Level 3 transfers during the periods presented are in and out of Level 2. For the three months ended September 30, 2025, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs have become observable. For the nine months ended September 30, 2025, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of power, natural gas and coal derivatives where forward pricing inputs have become observable. For the three months ended September 30, 2024, transfers into Level 3 primarily consist of natural gas derivatives where forward pricing inputs have become unobservable. For the nine months ended September 30, 2024, transfers into Level 3 primarily consist of power derivatives where forward pricing inputs have become unobservable and transfers out of Level 3 primarily consist of coal and natural gas derivatives where forward pricing inputs have become observable.

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

Fair Value of Debt

		September 30, 2025		December 31, 2024
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,421	$2,461	$2,435	$2,478
BCOP Credit Facility	Level 3	774	790	344	367
Vistra Zero Term Loan B Facility	Level 2	687	687	685	697
Vistra Operations Senior Notes	Level 2	11,636	11,954	12,366	12,428
Energy Harbor Revenue Bonds	Level 2	415	437	414	431
Equipment Financing Agreements	Level 3	55	55	54	53
Forward Repurchase Obligation	Level 3	1,314	1,314	1,335	1,335

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

The following table summarizes the changes to our current and noncurrent ARO liabilities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total
	(in millions)
Liability at beginning of period	$3,240	$838	$4,078	$1,742	$796	$2,538
Additions:
Accretion (a)	114	30	144	95	31	126
Adjustment for change in estimates (b)	11	(26)	(15)	—	18	18
Adjustment for obligations assumed through acquisition	—	—	—	1,368	—	1,368
Reductions:
Payments	—	(61)	(61)	—	(64)	(64)
Liability at end of period	3,365	781	4,146	3,205	781	3,986
Less amounts due currently	—	(202)	(202)	—	(102)	(102)
Noncurrent liability at end of period	$3,365	$579	$3,944	$3,205	$679	$3,884
____________
(a)For the nine months ended September 30, 2025 and 2024, nuclear plant decommissioning accretion includes $70 million and $53 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $44 million and $42 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)There is a corresponding non-cash change in property, plant, and equipment related to land, reclamation, coal ash, and other ARO adjustments of $(14) million and $7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.852 billion, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.543 billion. The difference between the carrying value of the ARO and the NDT represents a regulatory liability of $691 million recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor. During the three months ended September 30, 2025, we completed a nuclear decommissioning study for the Comanche Peak plant resulting in an increase to our nuclear plant decommissioning ARO of $11 million.

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

Letters of Credit

As of September 30, 2025, we had outstanding letters of credit totaling $2.782 billion as follows:

•$2.400 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and collateral postings with ISOs/RTOs;
•$257 million to support battery and solar development projects;
•$25 million to support executory contracts and insurance agreements;
•$86 million to support our REP financial requirements with the PUCT; and
•$14 million for other credit support requirements.

Surety Bonds

As of September 30, 2025, we had outstanding surety bonds totaling $995 million to support performance under various contracts and legal obligations in the normal course of business.

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

Litigation

Natural Gas Index Pricing Litigation — We, through our subsidiaries, and another company remain named as defendants in one consolidated putative class action lawsuit pending in federal court in Wisconsin claiming damages resulting from alleged price manipulation through false reporting of natural gas prices to various index publications, wash trading, and churn trading from 2000-2002. The plaintiffs in these cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices during the relevant time period and seek damages under the respective state antitrust statutes. In April 2023, the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit Court) heard oral argument on an interlocutory appeal challenging the district court's order certifying a class. In August 2025, the Seventh Circuit Court vacated the district court's order certifying the class and remanded the case back to the district court for further consideration consistent with the Seventh Circuit Court's decision. The parties reached an agreement in principle to settle the case that is subject to court approval and, in November 2025, the plaintiffs filed a motion to begin the process of obtaining that approval. The settlement is for an amount that is not material to the consolidated financial statements.

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

Dorrell Antitrust Litigation — In July 2025, an antitrust lawsuit was filed in the U.S. District Court for the District of Maryland against Human Resources Consultants, LLC, Accelerant Technologies, Constellation Energy Corporation and 25 other companies, including Vistra Corp. and Luminant Generation Company, LLC. Plaintiffs allege that since at least May 2003, the defendants exchanged confidential compensation information and conspired to fix and suppress compensation of all persons employed in nuclear power generation in violation of federal antitrust law. In October 2025, motions to dismiss these claims were filed. We believe we have strong defenses to this lawsuit and intend to defend against this case vigorously.

Winter Storm Uri Legal Proceedings

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, and the Texas Attorney General initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury, wrongful death, and insurance lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. These cases were transferred to a single multi-district litigation (MDL) pretrial judge for all pretrial proceedings. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In December 2023, the First Court of Appeals in a unanimous decision granted our mandamus petition and instructed the MDL court to grant the motions to dismiss in full filed by the generator defendants. The plaintiffs have petitioned the Texas Supreme Court to review that decision and filed their opening brief in September 2025. We believe we have strong defenses to these lawsuits and intend to defend against these cases vigorously if they continue.

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

The EPA is providing control and oversight of clean up and remediation efforts on the site. In July 2025, we entered into an ASAOC with the EPA that requires us to perform certain activities, which primarily include battery removal and disposal, building demolition, and air and water monitoring at the Moss Landing 300 site. By entering into this ASAOC, we will conduct these activities under the EPA's oversight. As of September 30, 2025, we have incurred and accrued estimated expenses related to these activities of approximately $110 million for the recovery effort. See Note 1 for additional information.

Unleashing American Energy Executive Order

In January 2025, President Trump issued a series of executive orders, including an order titled Unleashing American Energy (the Order) that ordered that all federal agencies are to review all existing regulations, orders, and other actions for consistency with the administration's policy goals, and develop an action plan within 30 days to resolve any policy inconsistencies. The Order requires the EPA to review the GHG, CSAPR, Legacy CCR, and ELG rules discussed below. Additionally, the Order states the U.S. Attorney General may request a stay of the litigation involving these rules while the EPA conducts its reviews. In addition to that Order, in April 2025, President Trump issued a series of additional executive orders on energy and deregulation priorities for his administration. We will monitor implementation and any agency actions related to those and other executive orders.

Greenhouse Gas Emissions (GHG)

In May 2023, the EPA released a proposal regulating power plant emissions, while also proposing to repeal the Affordable Clean Energy (ACE) rule that had been finalized by the EPA in July 2019. In May 2024, the EPA published a final GHG rule that repealed the ACE rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups, and companies were filed in the D.C. Circuit Court along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. Oral argument on the merits of the legal challenges to the rule was held in December 2024 before the D.C. Circuit Court. The D.C. Circuit has granted the EPA's motion for an abeyance of the case and status reports are due at 90-day intervals. In June 2025, the EPA published a proposed repeal of GHG emission standards for fossil fuel-fired electric generation units, which could moot this case if the proposal is finalized and would result in no further federal regulation of GHGs at electric generating units. Additionally, in August 2025, the EPA issued a proposal that would repeal the agency's prior endangerment finding for all GHG emission standards for light-, medium-, and heavy-duty vehicles. The EPA also stated that for other rules that have relied on the endangerment finding it intends to initiate other rulemakings to address any overlapping issues.

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

Regional Haze — Reasonable Progress and Best Available Retrofit Technology (BART) for Texas

In October 2017, the EPA issued a final rule addressing BART for Texas electricity generation units, with the rule serving as a partial approval of Texas' 2009 SIP and a partial FIP. For SO2, the rule established an intrastate Texas emission allowance trading program as a "BART alternative" that operates in a similar fashion to a CSAPR trading program. In August 2020, the EPA issued a final rule affirming the prior BART final rule but also included additional revisions that were proposed in November 2019. Challenges to both the 2017 rule and the 2020 rules have been consolidated in the D.C. Circuit Court, where we have intervened in support of the EPA, and those cases are currently in abeyance. In May 2023, a proposed BART rule was published in the Federal Register that would withdraw the trading program provisions of the prior rule and would establish SO2 limits on six facilities in Texas, including Martin Lake and Coleto Creek. Under the current proposal, compliance would be required within three years for Martin Lake and five years for Coleto Creek. Due to the announced shutdown for Coleto Creek, we do not anticipate any impacts at that facility, and we are evaluating potential compliance options at Martin Lake should this proposal become final. Based on several statements by the Trump administration and executive orders, we expect that the regional haze proposals will not be finalized as previously proposed by the Biden administration. In May 2025, the EPA issued a proposed rule for reasonable progress requirements that would (a) approve portions of Texas' first planning period regional haze SIP and (b) approve Texas' second planning period regional haze SIP. Under the EPA's proposals, no new controls would be required. We submitted comments in July 2025.

SO2 Designations for Texas

In November 2016, the EPA finalized nonattainment designations for SO2 for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations required Texas to develop nonattainment plans for these areas. In February 2022, we and the TCEQ entered into an agreed order to reduce SO2 emissions at the Martin Lake plant, and the TCEQ submitted the agreed order to the EPA as a SIP revision to address the designation. We and the State of Texas filed legal challenges to the EPA's designations in the Fifth Circuit Court. In May 2025, the Fifth Circuit Court held that the EPA's designations were unlawful, granted the petitions for review, and remanded the designation back to the EPA. If the EPA revises the designation on remand from the Fifth Circuit Court, the matter would be resolved and no additional controls would be required at Martin Lake as a result of the designation. In addition, based on the designations, in August 2024, the EPA proposed a Finding of Failure to attain the SO2 standard for Rusk and Panola Counties, a partial approval and partial disapproval of the Texas SIP and a proposed federal plan for the area. In December 2024, the EPA finalized the Finding of Failure to attain the standard and stated that it would take final action on the SIP in a future action. In February 2025, we, along with the State of Texas, filed a challenge to the Finding of Failure in the Fifth Circuit Court. In September 2025, the EPA issued a final rule withdrawing its Finding of Failure to Submit and Finding of Failure to Attain in light of the Fifth Circuit Court's May 2025 decision. Our petition remains in abeyance until November 2025 in the Fifth Circuit Court.

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

In October 2025, the EPA proposed additional revisions to the ELG rule, including extending certain compliance deadlines under the 2024 ELG rule. Those deadlines would generally apply to facilities that had not already utilized the retirement provisions in the 2020 ELG rule, which our company had utilized. In addition, the proposal also authorizes a process for states to extend the 2028 retirement deadline that was finalized as part of the 2020 ELG rule in the event market conditions would not support retirement of a facility. We are currently evaluating this proposal and the impact, if any, it might have on our announced plans to retire our remaining coal generation facilities in Illinois and Ohio by 2028 given that those facilities are under separate existing regulatory requirements to close by then.

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

Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe the rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. Because facility evaluation reports will determine our unit-specific compliance obligations, we cannot determine them at this time. In August 2024, we, along with USWAG, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court. In February 2025, the D.C. Circuit Court granted an unopposed motion filed by the Department of Justice on behalf of the EPA, holding the litigation in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. In July 2025, the EPA, through a direct final rule and companion proposed rule, extended the deadlines for the Facility Evaluation Reports (FER) to 2027, groundwater monitoring to 2029, and closure requirements to 2030 for the CCRMU provisions of the rule. The direct final rule was withdrawn on September 4, 2025, but the companion proposal would similarly extend the CCRMU deadlines if finalized by the EPA. The EPA has stated that it plans to publish a proposed rule to revise the CCR rule by January 30, 2026, and a final rule by October 30, 2026. The case challenging the rule is in abeyance until December 2025.

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

In July 2019, the FERC issued an order denying complaints. Upon appeal, in 2021, the D.C. Circuit Court of Appeals remanded the case back to the FERC on a narrow question. In June 2024, the FERC ordered the matter set for an evidentiary hearing (a trial before a FERC administrative law judge) to determine what the FERC cited as "disputed issues of material fact" and held the hearing in abeyance for the parties to engage in settlement discussions. In August 2025, FERC approved the settlement agreement that resolved all remaining allegations among the parties and Vistra made a settlement payment to MISO for an amount that is not material to the consolidated financial statements. This matter is now resolved.

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

14.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2260 and $0.2195 for the three months ended September 30, 2025 and 2024, respectively, and $0.6745 and $0.6520 for the nine months ended September 30, 2025 and 2024, respectively.

In October 2025, the Board declared a quarterly dividend of $0.2270 per share of common stock that will be paid in December 2025.

Share Repurchase Program

As of September 30, 2025, the Board had authorized a $6.750 billion share repurchase program. In October 2025, the Board authorized an incremental amount of $1.0 billion for repurchases under the share repurchase program. Through October 31, 2025, 164,896,651 shares, at an average price of $33.81 per share, have been repurchased under this program. The following table provides information about our repurchases of common stock for the period between January 1, 2025 and October 31, 2025:

	$6.750 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2025	2,437,700	$137.66	$336
Three Months Ended June 30, 2025	1,776,176	132.72	236
Three Months Ended September 30, 2025 (a)	955,216	197.74	188
Nine Months Ended September 30, 2025	5,169,092	$147.07	$760	$1,249
October 1, 2025 through October 31, 2025	371,820	199.20	74
January 1, 2025 through October 31, 2025	5,540,912	$150.56	$834	$2,175
____________
(a)Shares repurchased include 15,956 of unsettled shares for $3 million as of September 30, 2025.

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

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Stock Series	2025	2024	2025	2024
Series A Preferred Stock	$—	$—	$40.000	$40.000
Series B Preferred Stock	$—	$—	$35.000	$35.000
Series C Preferred Stock	$44.375	$48.320	$88.750	$48.320

In July 2025, the Board declared a semi-annual dividend of $40.000 per share of Series A Preferred Stock that was paid in October 2025. In October 2025, the Board declared (i) a semi-annual dividend of $35.000 per share on Series B Preferred Stock that will be paid in December 2025, and (ii) a semi-annual dividend of $44.375 per share on Series C Preferred Stock that will be paid in January 2026.

15.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except share data)
Net income attributable to Vistra	$652	$1,888	$711	$2,218
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(60)	(60)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(52)	(52)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	(11)	(32)	(32)
Net income attributable to common stock — basic and diluted	604	1,840	$567	$2,074
Weighted average shares of common stock outstanding:
Basic	338,749,454	342,969,916	339,313,294	346,315,125
Dilutive securities: Stock-based incentive compensation plan	6,285,706	7,233,776	6,990,323	7,490,812
Diluted	345,035,160	350,203,692	346,303,617	353,805,937
Net income per weighted average share of common stock outstanding:
Basic	$1.78	$5.36	$1.67	$5.99
Diluted	$1.75	$5.25	$1.64	$5.86

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 308 and 531 shares in the three months ended September 30, 2025 and 2024, respectively, and 103 and 11,210 shares for the nine months ended September 30, 2025 and 2024, respectively.

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

Corporate and Other represents the remaining non-segment operations consisting primarily of general corporate expenses, interest, taxes, other expenses, and nuclear fuel cash capital expenditures not allocated to our operating segments.

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

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$4,139	$1,799	$1,750	$165	$2	$7,855	$(2,884)	$4,971
Fuel, purchased power costs, and delivery fees (a)	(3,815)	(544)	(866)	(32)	—	(5,257)	2,887	(2,370)
Operating costs	(54)	(243)	(338)	(15)	(12)	(662)	7	(655)
Selling, general, and administrative expenses	(270)	(38)	(59)	(2)	(16)	(385)	(59)	(444)
Other segment items:
Depreciation and amortization	(23)	(160)	(244)	(14)	—	(441)	(19)	(460)
Interest expenses and related charges	(18)	9	16	2	(1)	8	(294)	(286)
Income tax expense	—	—	—	—	—	—	(204)	(204)
Other (b)	1	—	95	1	1	98	2	100
Net income (loss)	$(40)	$823	$354	$105	$(26)	$1,216	$(564)	$652
____________
(a)Includes nuclear fuel amortization of $35 million and $94 million, respectively, in the Texas and East segments.
(b)Other includes impairment of long-lived assets and other income, net.

	Three Months Ended September 30, 2024
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$4,251	$4,244	$1,853	$232	$11	$10,591	$(4,303)	$6,288
Fuel, purchased power costs, and delivery fees (a)	(5,117)	(487)	(859)	(45)	(2)	(6,510)	4,303	(2,207)
Operating costs	(47)	(242)	(296)	(11)	(19)	(615)	(1)	(616)
Selling, general, and administrative expenses	(266)	(40)	(32)	(8)	(9)	(355)	(56)	(411)
Other segment items:
Depreciation and amortization	(31)	(155)	(241)	(15)	(7)	(449)	(17)	(466)
Interest expenses and related charges	(16)	11	4	1	(1)	(1)	(331)	(332)
Income tax expense	—	—	—	—	—	—	(555)	(555)
Other (b)	—	23	97	1	7	128	8	136
Net income (loss)	$(1,226)	$3,354	$526	$155	$(20)	$2,789	$(952)	$1,837
____________
(a)Includes nuclear fuel amortization of $28 million and $95 million, respectively, in the Texas and East segments.
(b)Other includes other income, net.

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$10,839	$3,797	$4,610	$347	$26	$19,619	$(6,465)	$13,154
Fuel, purchased power costs, and delivery fees (a)	(8,848)	(1,509)	(2,784)	(119)	—	(13,260)	6,469	(6,791)
Operating costs	(131)	(778)	(1,020)	(45)	(113)	(2,087)	6	(2,081)
Selling, general, and administrative expenses	(769)	(122)	(175)	(11)	(52)	(1,129)	(125)	(1,254)
Other segment items:
Depreciation and amortization	(70)	(477)	(876)	(45)	2	(1,466)	(57)	(1,523)
Interest expenses and related charges	(53)	41	36	4	(3)	25	(933)	(908)
Income tax expense	—	—	(1)	—	—	(1)	(103)	(104)
Other (b)	1	14	194	1	3	213	5	218
Net income (loss)	$969	$966	$(16)	$132	$(137)	$1,914	$(1,203)	$711
Capital expenditures, including nuclear fuel and excluding growth expenditures (c)	$10	$714	$444	$117	$—	$1,285	$411	$1,696
____________
(a)Includes nuclear fuel amortization of $96 million and $270 million, respectively, in the Texas and East segments.
(b)Other includes impairment of long-lived assets and other income, net.
(c)Corporate and other includes $380 million of nuclear fuel purchases.

	Nine Months Ended September 30, 2024
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Operating revenues	$9,913	$4,924	$4,241	$701	$29	$19,808	$(6,621)	$13,187
Fuel, purchased power costs, and delivery fees (a)	(8,724)	(1,249)	(2,000)	(164)	(5)	(12,142)	6,622	(5,520)
Operating costs	(118)	(753)	(774)	(39)	(56)	(1,740)	(2)	(1,742)
Selling, general, and administrative expenses	(715)	(116)	(93)	(14)	(34)	(972)	(165)	(1,137)
Other segment items:
Depreciation and amortization	(85)	(423)	(684)	(43)	(21)	(1,256)	(50)	(1,306)
Interest expenses and related charges	(38)	33	4	1	(3)	(3)	(740)	(743)
Income tax expense	—	—	—	—	—	—	(694)	(694)
Other (b)	(1)	29	177	—	14	219	58	277
Net income (loss)	$232	$2,445	$871	$442	$(76)	$3,914	$(1,592)	$2,322
Capital expenditures, including nuclear fuel and excluding growth expenditures (c)	$3	$544	$393	$44	$1	$985	$486	$1,471
____________
(a)Includes nuclear fuel amortization of $80 million and $189 million, respectively, in the Texas and East segments.
(b)Other includes other income, net and the impacts of the Tax Receivable Agreement.
(c)Corporate and other includes $445 million of nuclear fuel purchases.

17.    SUPPLEMENTARY FINANCIAL INFORMATION

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
NDT net income (a)	$100	$95	$197	$170
Insurance settlements (b)	—	21	80	22
Gain on sale of land	—	5	—	6
Gain on TRA settlement (c)	—	—	—	10
Interest income	4	9	14	50
All other	1	6	—	24
Total other income, net	$105	$136	$291	$282
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)The $80 million of insurance settlements recognized in 2025 represents the involuntary conversion gain for Martin Lake Incident insurance proceeds reported in the Texas segment. See Note 1 for additional information.
(c)Reported in Corporate and Other.

Inventories by Major Category

	September 30, 2025	December 31, 2024
	(in millions)
Materials and supplies	$560	$533
Fuel stock	370	403
Natural gas in storage	40	34
Total inventories	$970	$970

Investments

	September 30, 2025	December 31, 2024
	(in millions)
Nuclear decommissioning trusts	$4,930	$4,440
Assets related to employee benefit plans	13	14
Land investments	42	42
Other investments	23	16
Total investments	$5,008	$4,512

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Retirement and other employee benefits	$200	$224
Identifiable intangible liabilities	141	155
Regulatory liability (a)	691	452
Operating lease liabilities	72	98
Finance lease liabilities	217	218
Liability for third-party remediation	8	8
Accrued severance costs	34	36
Tax Receivable Agreement obligation	9	14
Other accrued expenses	82	65
Total other noncurrent liabilities and deferred credits	$1,454	$1,270
____________
(a)As of September 30, 2025 and December 31, 2024, the fair value of the assets contained in the Comanche Peak NDT was higher than the carrying value of our ARO related to our nuclear generation plant decommissioning and recorded as a regulatory liability of $691 million and $452 million, respectively.

Supplemental Cash Flow Information

The following table reconciles cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the amounts reported in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$602	$1,188
Restricted cash included in current assets	30	28
Restricted cash included in noncurrent assets	6	6
Total cash, cash equivalents and restricted cash	$638	$1,222

The following table summarizes our supplemental cash flow information for the nine months ended September 30, 2025 and 2024. Non-cash investing and financing activities for the nine months ended September 30, 2024 includes activity related to the Energy Harbor Merger (see Note 2 for additional information).

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash payments related to:
Interest paid	$799	$709
Capitalized interest	(86)	(52)
Interest paid (net of capitalized interest)	$713	$657

For the nine months ended September 30, 2025 and 2024, we paid federal income tax of $11 million and $2 million, respectively, paid state income taxes of $70 million and $52 million respectively, and received state tax refunds of zero and $8 million, respectively.

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

Significant Activities and Events, and Items Influencing Future Performance

Acquisition of Natural Gas Generation Facilities

On October 22, 2025 (Acquisition Date), pursuant to a purchase and sale agreement dated May 15, 2025, Vistra Operations acquired 100% of the membership interests of subsidiaries of Lotus (the Acquisition). The Acquisition resulted in the addition of seven natural gas generation facilities totaling 2,600 MW in Delaware and Pennsylvania (PJM), Rhode Island (ISO-NE), New York (NYISO), and California (CAISO) further geographically diversifying Vistra's natural gas fleet.

The aggregate purchase price consisted of a base purchase price of $1.9 billion, subject to certain customary adjustments, including the acquired companies' working capital, cash, indebtedness, and certain other adjustments. Vistra Operations funded the Acquisition with a combination of cash and the assumption of the acquired companies' indebtedness, which consisted of a senior secured credit facility, including an existing term loan with approximately $800 million principal outstanding, which reduced the cash consideration payable at closing. Cash consideration payable at closing, excluding adjustments for the acquired companies' working capital, cash, and certain other adjustments, was $1.1 billion. See Note 2 to the Financial Statements for more information concerning the Acquisition.

Comanche Peak Power Purchase Agreement

In September 2025, Vistra entered into a 20-year power purchase agreement (with options to extend for up to an additional 20 years) with a large, investment grade company (the Customer), pursuant to which Vistra has agreed to supply to the Customer 1,200 MW of carbon-free power from the Comanche Peak Nuclear Power Plant. Vistra anticipates power delivery to begin in the fourth quarter of 2027 and ramp to full capacity by 2032.

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

OBBBA and CAMT

In July 2025, the legislation known as the OBBBA was signed into law and we have accounted for the effects in our consolidated financial statements. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and increases in the limitation of interest deductibility. Certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future year periods, however the legislation did not have a material impact on our consolidated financial statements. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2025 tax year as it applies only to corporations with a three-year average annual adjusted financial statement income in excess of $1 billion. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

Macroeconomic Conditions

Our industry is subject to uncertainties associated with the impact of rapidly evolving technology on U.S. electricity demand, as well as evolving political, regulatory and economic uncertainties.

Electricity Demand

Emerging electricity demand drivers including the rise of large-scale data centers, the electrification of oil field operations, and electric vehicle load building are contributing to a faster-paced load growth in the regions we serve. Our integrated retail electricity and power generation operations allows us to quickly respond to electricity demand changes. We are actively engaged in discussions with various counterparties regarding the potential long-term sale of power from both our operating nuclear and gas facilities as well as facilities in development to support large-scale electricity consumers.

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

We are proactively managing these constraints by continuously re-evaluating the business cases and timing of our planned development projects. This has led to the deferral or abandonment of some planned capital expenditures for our solar and battery projects and could impact the economic feasibility of additional projects in our new generation development pipeline. We are engaging with suppliers to secure key materials needed to maintain our existing generation facilities before future planned outages.

Russia/Ukraine Conflict

We are closely monitoring developments in the Russia and Ukraine conflict, specifically sanctions (or potential sanctions) against Russian energy exports and Russian nuclear fuel supply and enrichment activities, and actions by Russia to limit energy deliveries, which may further impact commodity prices in Europe and globally. The Prohibiting Russian Uranium Imports Act (PRUI Act), which was signed into law on August 11, 2024, prohibits importation of Russian uranium; however, the Department of Energy can issue waivers (subject to decreasing annual caps) until December 31, 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, passage of the PRUI Act enabled the allocation of $2.72 billion in federal funding to ramp up production of domestic uranium fuel. On November 15, 2024, the Russian Federation temporarily suspended shipments of uranium to the U.S., stating that they would grant future export licenses on a case-by-case basis.

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

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February 2025, but the two other battery facilities remain offline as we continue to investigate the cause of the fire. We expect the Moss Landing 350 MW battery to return to service in late 2025 or early 2026. There is less certainty about the return to service regarding the Moss Landing 100 MW battery. We will know more after the investigation of the cause of the Moss Landing Incident is complete. As of September 30, 2025, the net book value of the Moss Landing 100 facility was approximately $165 million.

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

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site. Under the ASAOC, we are required to perform specific battery removal and remediation activities, including battery removal and disposal, building demolition, and air and water monitoring. We estimate the total cost of these activities to be approximately $110 million. We have incurred expenses of approximately $29 million on ASAOC activities through September 30, 2025. As of September 30, 2025, our accrual for estimated future costs for the ASAOC activities is approximately $81 million, of which, $68 million is reflected in other current liabilities and $13 million is reflected in other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets. This estimate assumes the ASAOC activities will be completed by the end of 2026. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste that could be identified as the demolition progresses as we are unable to estimate such costs until sampling of waste material is complete. We will account for any adjustments to the accrual as a change in estimate in the period new information becomes available.

Additional impacts from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs and penalties under contracts. We are currently unable to estimate the full impact the Moss Landing Incident will have on us as our estimate will evolve as demolition progresses. See Note 13 to the Financial Statements for additional information.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles. See Note 1 to the Financial Statements for additional information. Given uncertainty in timing of remaining insurance recoveries and additional expenses that could be incurred related to the fire, we cannot predict the full impact this event will have on our 2025 financial statements.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. We expect the unit to return to service in late 2025 or early 2026. We estimate total cash capital expenditures required to restore the unit to service will be approximately $355 million, of which approximately $155 million in cash capital expenditures were incurred in the nine months ended September 30, 2025.

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

In September 2025, we announced we will move forward with construction of the 860 MW peaking plants discussed above. Early development work is underway, and we anticipate the units will be online in 2028.

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

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies and a first-time stand-alone battery storage investment tax credit. The IRA also implements a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 per MWh, subject to phase out when annual gross receipts are between $25.00 per MWh and $43.75 per MWh and $26.00 per MWh and $44.75 per MWh for 2024 and 2025, respectively (each subject to annual inflation adjustments). The Company accounts for transferable ITCs and PTCs we expect to receive by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosures of Government Assistance. As discussed in Note 1 to the Financial Statements in our 2024 Form 10-K, we recognized transferable nuclear PTC revenues of $545 million in the year ended December 31, 2024. As discussed in Note 4 to the Financial Statements, we recognized transferable nuclear PTC revenues of $145 million in each of the three and nine months ended September 30, 2025. U.S. Treasury regulations are expected to further define the scope of the legislation in many important respects, including interpretive guidance on the definition of gross receipts for the nuclear PTC. Any interpretive guidance on the definition of gross receipts that differs from the interpretation used in our estimates could result in a material change to PTC revenues recorded in 2024 and 2025 and would be reflected as a change in estimate in the period in which the guidance is received

Critical Accounting Policies and Estimates

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

Results of Operations

Net income decreased $1.185 billion to $652 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net income decreased $1.611 billion to $711 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. For additional information see the following discussion of our results of operations.

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

Vistra Consolidated Financial Results — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$4,139	$1,799	$1,750	$165	$2	$(2,884)	$4,971
Fuel, purchased power costs and delivery fees	(3,815)	(544)	(866)	(32)	—	2,887	(2,370)
Operating costs	(54)	(243)	(338)	(15)	(12)	7	(655)
Depreciation and amortization	(23)	(160)	(244)	(14)	—	(19)	(460)
Selling, general and administrative expenses	(270)	(38)	(59)	(2)	(16)	(59)	(444)
Impairment of long-lived assets	—	—	(5)	—	—	—	(5)
Operating income (loss)	(23)	814	238	102	(26)	(68)	1,037
Other income, net	1	—	100	1	1	2	105
Interest expense and related charges	(18)	9	16	2	(1)	(294)	(286)
Income (loss) before income taxes	(40)	823	354	105	(26)	(360)	856
Income tax expense	—	—	—	—	—	(204)	(204)
Net income (loss)	$(40)	$823	$354	$105	$(26)	$(564)	$652
Income tax expense	—	—	—	—	—	204	204
Interest expense and related charges (a)	18	(9)	(16)	(2)	1	294	286
Depreciation and amortization (b)	23	195	338	14	—	18	588
EBITDA before Adjustments	1	1,009	676	117	(25)	(48)	1,730
Unrealized net (gain) loss resulting from commodity hedging transactions	20	(239)	93	(57)	(1)	—	(184)
Purchase accounting impacts	8	1	8	—	—	—	17
Non-cash compensation expenses	—	—	—	—	—	36	36
Transition and merger expenses	3	—	3	—	—	16	22
Impairment of long lived assets	—	—	5	—	—	—	5
Decommissioning-related activities (c)	—	5	(74)	1	6	—	(62)
ERP system implementation expenses	—	—	1	—	—	—	1
Other, net	5	8	7	2	3	(26)	(1)
Adjusted EBITDA	$37	$784	$719	$63	$(17)	$(22)	$1,564
____________
(a)Includes $10 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $35 million and $94 million, respectively, in the Texas and East segments.
(c)Represents net of all NDT (income) loss of the PJM nuclear facilities and all ARO and environmental remediation expenses.

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$4,251	$4,244	$1,853	$232	$11	$(4,303)	$6,288
Fuel, purchased power costs and delivery fees	(5,117)	(487)	(859)	(45)	(2)	4,303	(2,207)
Operating costs	(47)	(242)	(296)	(11)	(19)	(1)	(616)
Depreciation and amortization	(31)	(155)	(241)	(15)	(7)	(17)	(466)
Selling, general and administrative expenses	(266)	(40)	(32)	(8)	(9)	(56)	(411)
Operating income (loss)	(1,210)	3,320	425	153	(26)	(74)	2,588
Other income, net	—	23	97	1	7	8	136
Interest expense and related charges	(16)	11	4	1	(1)	(331)	(332)
Income (loss) before income taxes	(1,226)	3,354	526	155	(20)	(397)	2,392
Income tax expense	—	—	—	—	—	(555)	$(555)
Net income (loss)	$(1,226)	$3,354	$526	$155	$(20)	$(952)	$1,837
Income tax expense	—	—	—	—	—	555	555
Interest expense and related charges (a)	16	(11)	(4)	(1)	1	331	332
Depreciation and amortization (b)	31	183	336	15	7	17	589
EBITDA before Adjustments	(1,179)	3,526	858	169	(12)	(49)	3,313
Unrealized net (gain) loss resulting from commodity hedging transactions	1,275	(2,773)	(254)	(101)	(2)	—	(1,855)
Purchase accounting impacts	1	1	(4)	—	—	—	(2)
Non-cash compensation expenses	—	—	—	—	—	23	23
Transition and merger expenses	—	1	1	—	—	23	25
Decommissioning-related activities (c)	—	8	(72)	(1)	1	—	(64)
ERP system implementation expenses	1	1	—	—	1	—	3
Other, net	4	(2)	—	3	1	(22)	(16)
Adjusted EBITDA	$102	$762	$529	$70	$(11)	$(25)	$1,427
____________
(a)Includes $84 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $28 million and $95 million, respectively, in the Texas and East segments.
(c)Represents net of all NDT (income) loss, ARO accretion expense for operating assets, and ARO remeasurement impacts for operating assets.

GAAP Net income decreased $1.185 billion to $652 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The primary drivers for the decrease in GAAP Net income include:

Unfavorable impacts:

•A decrease of $1.671 billion in unrealized mark-to-market gains on commodity derivative positions. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.
•An increase of $39 million in operating costs due primarily to increased plant maintenance and outage expenses.
•An increase of $33 million in selling, general and administrative expenses due primarily to stock-based incentive compensation expense and technology and consulting costs.
•A decrease of $31 million in other income, net due primarily to a decrease in insurance income.
•An increase of $5 million in impairment of long-lived assets related to certain development projects in the three months ended September 30, 2025.

Favorable impacts:

•An increase of $191 million in realized revenue net fuel due primarily to nuclear PTC revenue of $145 million recognized in the three months ended September 30, 2025 and higher realized energy and capacity prices partially offset by lower energy production due to the Martin Lake Incident and higher retail supply costs outside of ERCOT.
•A decrease in interest expense due primarily to a decrease in unrealized mark-to-market net losses on interest rate swaps.
•A decrease in income tax expense due to lower pre-tax income.

The following table presents the operational performance of our retail and generation segments:

	Three Months Ended September 30,
	Retail		Texas		East		West
	2025	2024	2025	2024	2025	2024	2025	2024
Retail sales volumes (GWh):
Retail electricity sales volumes:
Sales volumes in ERCOT	23,121	22,193
Sales volumes in Northeast/Midwest	16,941	17,864
Total retail electricity sales volumes	40,062	40,057
Production volumes (GWh):
Natural gas facilities			15,455	15,152	16,902	17,135	582	996
Lignite and coal facilities			6,223	7,022	5,080	4,991
Nuclear facilities			5,028	5,217	8,544	8,677
Solar facilities			212	233	80
Capacity factors:
CCGT facilities			73.7%	78.3%	69.5%	70.5%	25.8%	44.2%
Lignite and coal facilities			58.5%	70.7%	58.6%	57.5%
Nuclear facilities			94.9%	98.5%	95.6%	97.1%
Weather - percent of normal (a):
Cooling degree days	95%	100%	97%	102%	91%	97%	94%	98%
Heating degree days	—%	—%	—%	—%	61%	64%	—%	—%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024		2025	2024
Average Power Price ($MWh) (a):			Average Natural gas price ($MWh) (b):
ERCOT North Hub	$32.61	$26.87	NYMEX Henry Hub	$3.03	$2.08
ERCOT West Hub	$35.47	$29.22	Houston Ship Channel	$2.69	$1.79
PJM AEP Dayton Hub	$43.51	$32.22	Permian Basin	$0.49	$(1.01)
PJM Northern Illinois Hub	$42.80	$28.84	Dominion South	$2.13	$1.41
PJM Western Hub	$46.82	$37.10	Tetco ELA	$2.83	$1.95
MISO Indiana Hub	$46.93	$32.33	Chicago Citygate	$2.77	$1.78
ISONE Massachusetts Hub	$50.19	$38.08	Tetco M3	$2.27	$1.50
New York Zone A	$48.75	$32.48	Algonquin Citygates	$2.96	$1.75
CAISO NP15	$41.30	$41.79	PG&E Citygate	$3.47	$2.79
___________
(a)    Reflects the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized.
(b)Reflects the average around-the-clock settled prices for the periods presented and does not reflect costs incurred by us.

Adjusted EBITDA for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased by $137 million. The primary drivers for the increase include:

	Three Months Ended September 30, 2025 Compared to 2024
	Retail	Texas	East	West
	(in millions)
Favorable change in realized revenue net of fuel in East driven by higher realized energy and capacity prices. Favorable change in Texas driven by nuclear PTC revenue and higher realized prices partially offset by lower energy production due to the Martin Lake Incident.	$—	$41	$238	$(9)
Unfavorable change in retail margins driven by higher supply costs outside of ERCOT	(72)	—	—	—
Favorable change in consumption due to weather impacts	11
Increase in plant operating costs due primarily to increased outage expenses	—	(1)	(34)	(4)
Change in SG&A and other in Retail due primarily to higher retail revenues in ERCOT. Change in Texas and East SG&A and other due to higher technology and consulting costs.	(4)	(18)	(14)	6
Change in Adjusted EBITDA	$(65)	$22	$190	$(7)
Change in depreciation and amortization driven primarily by an increase in capital additions in Texas and East	8	(12)	(2)	1
Change in unrealized net gains (losses) on hedging activities (a)	1,255	(2,534)	(347)	(44)
Impairment of long-lived assets	—	—	(5)	—
Decommissioning related activities	—	3	2	(2)
Other (including interest expenses)	(12)	(10)	(10)	2
Change in Net income (loss)	$1,186	$(2,531)	$(172)	$(50)
___________
(a)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Vistra Consolidated Financial Results — Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$10,839	$3,797	$4,610	$347	$26	$(6,465)	$13,154
Fuel, purchased power costs, and delivery fees	(8,848)	(1,509)	(2,784)	(119)	—	6,469	(6,791)
Operating costs	(131)	(778)	(1,020)	(45)	(113)	6	(2,081)
Depreciation and amortization	(70)	(477)	(876)	(45)	2	(57)	(1,523)
Selling, general, and administrative expenses	(769)	(122)	(175)	(11)	(52)	(125)	(1,254)
Impairment of long-lived assets	—	(68)	(5)	—	—	—	(73)
Operating income (loss)	1,021	843	(250)	127	(137)	(172)	1,432
Other income, net	1	82	199	1	3	5	291
Interest expense and related charges	(53)	41	36	4	(3)	(933)	(908)
Income (loss) before income taxes	969	966	(15)	132	(137)	(1,100)	815
Income tax expense	—	—	(1)	—	—	(103)	(104)
Net income (loss)	$969	$966	$(16)	$132	$(137)	$(1,203)	$711
Income tax expense	—	—	1	—	—	103	104
Interest expense and related charges (a)	53	(41)	(36)	(4)	3	933	908
Depreciation and amortization (b)	70	573	1,146	45	(2)	57	1,889
EBITDA before Adjustments	1,092	1,498	1,095	173	(136)	(110)	3,612
Unrealized net (gain) loss resulting from commodity hedging transactions	(136)	(109)	621	(7)	(2)	—	367
Purchase accounting impacts	16	1	31	—	—	—	48
Non-cash compensation expenses	—	—	—	—	—	82	82
Transition and merger expenses	8	—	4	—	—	50	62
Impairment of long-lived assets	—	68	5	—	—	—	73
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	14	(120)	1	95	—	(10)
ERP system implementation expenses	3	3	4	—	1	—	11
Other, net (e)	(6)	21	11	7	5	(70)	(32)
Adjusted EBITDA	$977	$1,416	$1,651	$174	$(58)	$(48)	$4,112
____________
(a)Includes $84 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $96 million and $270 million, respectively, in the Texas and East segments.
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

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$9,913	$4,924	$4,241	$701	$29	$(6,621)	$13,187
Fuel, purchased power costs, and delivery fees	(8,724)	(1,249)	(2,000)	(164)	(5)	6,622	(5,520)
Operating costs	(118)	(753)	(774)	(39)	(56)	(2)	(1,742)
Depreciation and amortization	(85)	(423)	(684)	(43)	(21)	(50)	(1,306)
Selling, general, and administrative expenses	(715)	(116)	(93)	(14)	(34)	(165)	(1,137)
Operating income (loss)	271	2,383	690	441	(87)	(216)	3,482
Other income (deductions), net	(1)	29	177	—	14	63	282
Interest expense and related charges	(38)	33	4	1	(3)	(740)	(743)
Impacts of Tax Receivable Agreement	—	—	—	—	—	(5)	(5)
Income (loss) before income taxes	232	2,445	871	442	(76)	(898)	3,016
Income tax expense	—	—	—	—	—	(694)	(694)
Net income (loss)	$232	$2,445	$871	$442	$(76)	$(1,592)	$2,322
Income tax expense	—	—	—	—	—	694	694
Interest expense and related charges (a)	38	(33)	(4)	(1)	3	740	743
Depreciation and amortization (b)	85	503	873	43	21	50	1,575
EBITDA before Adjustments	355	2,915	1,740	484	(52)	(108)	5,334
Unrealized net (gain) loss resulting from commodity hedging transactions	489	(1,513)	(385)	(308)	(8)	—	(1,725)
Purchase accounting impacts	—	1	(8)	—	—	(14)	(21)
Impacts of Tax Receivable Agreement (c)	—	—	—	—	—	(5)	(5)
Non-cash compensation expenses	—	—	—	—	—	76	76
Transition and merger expenses	2	1	7	—	—	75	85
Decommissioning-related activities (d)	—	19	(112)	—	1	—	(92)
ERP system implementation expenses	7	6	5	1	2	—	21
Other, net	10	4	(5)	6	2	(85)	(68)
Adjusted EBITDA	$863	$1,433	$1,242	$183	$(55)	$(61)	$3,605
____________
(a)Includes $26 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $80 million and $189 million, respectively, in the Texas and East segments.
(c)Includes $10 million gain recognized on the repurchase of TRA Rights.
(d)Represents net of all NDT (income) loss, ARO accretion expense for operating assets, and ARO remeasurement impacts for operating assets.

GAAP Net income decreased $1.611 billion to $711 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The primary drivers for the decrease in GAAP Net income include:

Unfavorable impacts:

•An increase of $2.092 billion in unrealized mark-to-market losses on commodity derivative positions. See further information on our derivative results in Energy-Related Commodity Contracts and Mark-to-Market Activities below.
•An increase of $77 million in operating costs due to the Moss Landing Incident, net of expected insurance recoveries.
•An increase of $73 million in impairment of long-lived assets related to certain development projects in the nine months ended September 30, 2025.
•An increase in interest expense due primarily to higher debt balances and an increase in unrealized mark-to-market net losses on interest rate swaps

Favorable impacts:

•Inclusion of nine months of Energy Harbor revenues net of expenses in the East and Retail segments for 2025 compared to seven months in 2024
•An increase in realized revenue net fuel due to higher realized energy and capacity prices in East, nuclear PTC revenue and higher retail margins driven by favorable power supply costs and customer count growth, partially offset by lower energy production due to the Martin Lake Incident.
•An increase in insurance income due primarily to $80 million of involuntary conversion gains on property damage insurance from the Martin Lake Incident and $22 million of business interruption revenue from the Moss Landing Incident recognized in the three months ended June 30, 2025 partially offset by $21 million of insurance income recognized in 2024.
•An increase of $27 million in NDT income due to realized and unrealized gains on equity securities.
•A decrease in income tax expense due to lower pre-tax income and a lower effective tax rate.

The following table presents the operational performance of our retail and generation segments:

	Nine Months Ended September 30,
	Retail		Texas		East		West
	2025	2024	2025	2024	2025	2024	2025	2024
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	60,971	57,234
Sales volumes in Northeast/Midwest	45,681	44,105
Total retail electricity sales volumes	106,652	101,339
Production volumes (GWh):
Natural gas facilities			35,800	34,504	43,742	44,267	1,629	2,921
Lignite and coal facilities			16,531	17,682	14,274	12,126
Nuclear facilities			14,747	15,260	24,240	18,438
Solar facilities			587	605	191
Capacity factors:
CCGT facilities			58.6%	60.6%	61.3%	60.7%	24.3%	43.5%
Lignite and coal facilities			52.4%	59.8%	55.5%	47.0%
Nuclear facilities			93.8%	96.7%	91.4%	88.7%
Weather - percent of normal (a):
Cooling degree days	98%	107%	104%	108%	94%	104%	93%	91%
Heating degree days	104%	86%	112%	89%	98%	85%	125%	121%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Average Power Price ($MWh) (a):			Average Natural Gas Price ($MWh) (b):
ERCOT North Hub	$31.85	$25.70	NYMEX Henry Hub	$3.48	$2.19
ERCOT West Hub	$32.37	$27.51	Houston Ship Channel	$2.96	$1.79
PJM AEP Dayton Hub	$43.99	$30.15	Permian Basin	$1.13	$(0.13)
PJM Northern Illinois Hub	$36.37	$25.74	Dominion South	$2.72	$1.57
PJM Western Hub	$47.67	$33.53	Tetco ELA	$3.25	$2.02
MISO Indiana Hub	$43.72	$31.82	Chicago Citygate	$3.21	$2.09
ISONE Massachusetts Hub	$64.15	$37.10	Tetco M3	$3.70	$1.98
New York Zone A	$50.96	$30.59	Algonquin Citygates	$5.85	$2.56
CAISO NP15	$36.27	$38.52	PG&E Citygate	$3.33	$2.97
___________
(a)    Reflects the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized.
(b)Reflects the average around-the-clock settled prices for the periods presented and does not reflect costs incurred by us.

Adjusted EBITDA for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by $507 million. The primary drivers for the increase include:

	Nine Months Ended September 30, 2025 Compared to 2024
	Retail (a)	Texas	East (a)	West
	(in millions)
Favorable change in realized revenue net of fuel driven primarily by inclusion of a full nine months of Energy Harbor results and higher realized energy and capacity prices in East. Favorable change in Texas driven by nuclear PTC revenue and higher realized prices partially offset by lower energy production due to the Martin Lake Incident.	$—	$34	$669	$(8)
Higher retail margins driven by favorable power supply costs, customer count growth, and inclusion of a full nine months of Energy Harbor retail contracts	138	—	—	—
Favorable change in consumption primarily due to weather	23	—	—	—
Increase in plant operating costs due primarily to inclusion of a full nine months of Energy Harbor results in East	—	(20)	(224)	(6)
Change in SG&A and other primarily due to inclusion of a full nine months of Energy Harbor results in Retail and East	(47)	(31)	(36)	5
Change in Adjusted EBITDA	$114	$(17)	$409	$(9)
Change in depreciation and amortization driven primarily due to the inclusion of a full nine months of Energy Harbor results in East	15	(70)	(273)	(2)
Change in unrealized net gains (losses) on hedging activities (b)	625	(1,404)	(1,006)	(301)
Impairment of long-lived assets	—	(68)	(5)	—
Increase in other income due to involuntary conversion gain on Martin Lake Incident	—	80	$—	—
Decommissioning related activities	—	5	8	(1)
Other (including interest expenses)	(17)	(5)	(20)	3
Change in Net income (loss)	$737	$(1,479)	$(887)	$(310)
___________
(a)    Includes amounts associated with operations acquired in the Energy Harbor Merger beginning March 1, 2024.
(b)    See Energy-Related Commodity Contracts and Mark-to-Market Activities below for analysis of hedging strategy.

Asset Closure Segment — Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2025	2024		2025	2024
	(in millions)
Operating revenues	$2	$11	$(9)	$26	$29	$(3)
Fuel, purchased power costs, and delivery fees	—	(2)	2	$—	$(5)	$5
Operating costs	$(12)	$(19)	$7	(113)	(56)	(57)
Depreciation and amortization	—	(7)	7	2	(21)	23
Selling, general, and administrative expenses	(16)	(9)	(7)	(52)	(34)	(18)
Operating loss	(26)	(26)	—	(137)	(87)	(50)
Other income (deductions), net	1	7	(6)	3	14	(11)
Interest expense and related charges	(1)	(1)	—	(3)	(3)	—
Loss before income taxes	(26)	(20)	(6)	(137)	(76)	(61)
Net loss	$(26)	$(20)	$(6)	$(137)	$(76)	$(61)
Adjusted EBITDA	$(17)	$(11)	$(6)	$(58)	$(55)	$(3)

GAAP results for the nine months ended months ended September 2025 are unfavorable compared to the nine months ended months ended September 2024 primarily due to costs associated with the Moss Landing Incident net of insurance receivables. Adjusted EBITDA for the nine months ended months ended September 2025 is unfavorable compared to the nine months ended months ended September 2024 primarily due to a decrease in revenue due to the Moss Landing Incident. See Note 1 to the Financial Statements for additional information.

Energy-Related Commodity Contracts and Mark-to-Market Activities

As we entered the 2024 and 2025 calendar years, we had substantially all of our expected generation volumes hedged. This strategic hedging allowed us to lock in margins that were higher than what we would have realized if we had not hedged. These margins also exceeded those from hedging activities for the nine months ended September 30, 2024, contributing to the increase in realized revenue net of fuel in our generation segments, along with the addition of Energy Harbor.

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

During the three and nine months ended September 30, 2025 and 2024, forward power price curves decreased relative to our hedged positions resulting in unrealized gains in the Texas and West segments.

During the three and nine months ended September 30, 2025, forward power price curves in the East segment increased relative to our hedged positions resulting in unrealized losses compared to a decrease in power price curves resulting in unrealized gains in the three and nine months ended September 30, 2024.

These unrealized gains and losses in the Texas, East and West generation segments across these comparative periods were partially offset by unrealized gains and losses in the Retail segment across the same periods.

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Commodity contract net liability as of January 1	$(1,459)	$(2,740)
Mark-to-market adjustments:
Settlements/termination of positions (a)	881	1,350
Changes in fair value of positions in the portfolio (b)	(1,248)	375
Net loss associated with mark-to-market accounting	(367)	1,725
Acquired commodity contracts (c)	—	(50)
Other activity (d)	82	111
Commodity contract net liability as of September 30	$(1,744)	$(954)
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

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of September 30, 2025, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of September 30, 2025
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
	(in millions)
Prices actively quoted	$(367)	$(168)	$9	$(1)	$(527)
Prices provided by other external sources	(208)	(61)	(1)		(270)
Prices based on models	(245)	(567)	(135)		(947)
Total	$(820)	$(796)	$(127)	$(1)	$(1,744)

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

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of September 30, 2025 were as follows:

	Balance of 2025	2026
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	98%	97%
Natural Gas Generation:
Texas	100%	88%
East	98%	100%
West	100%	69%

Financial Condition

Cash Flows

Operating Cash Flows

Cash provided by operating activities totaled $2.638 billion and $3.210 billion for the nine months ended September 30, 2025 and 2024, respectively. The unfavorable $572 million change was primarily driven by a $1.216 billion decrease in net cash flows related to margin deposits as $361 million in net margin deposits related to commodity contracts supporting our hedging strategy were posted for the nine months ended September 30, 2025 as compared to $855 million in net margin deposits returned for the nine months ended September 30, 2024. This unfavorable change was partially offset by higher realized revenue net of fuel cost driven primarily by inclusion of nine months of Energy Harbor revenues net of expenses for 2025 compared to seven months in 2024 and higher realized energy and capacity prices in the East segment.

Investing Cash Flows

Cash used in investing activities includes:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in millions)
Capital expenditures, including LTSA prepayments	$(836)	$(602)	$(234)
Nuclear fuel purchases	(380)	(445)	65
Growth and development expenditures	(700)	(601)	(99)
Total capital expenditures	(1,916)	(1,648)	(268)
Energy Harbor acquisition (net of cash acquired)	—	(3,065)	3,065
Net purchases of environmental allowances	(454)	(364)	(90)
Proceeds from sale of property, plant and equipment, including nuclear fuel	21	137	(116)
Insurance proceeds for recovery of damaged property, plant and equipment	198	3	195
Other investing activity	(11)	(22)	11
Cash used in investing activities	$(2,162)	$(4,959)	$2,797

The $2.797 billion change was primarily driven by $3.1 billion utilized to fund the Energy Harbor Merger in 2024 and $198 million of property damage insurance proceeds received from the Martin Lake Incident and Moss Landing Incident in 2025. These impacts were partially offset by higher capital expenditures associated with the Martin Lake Incident and development projects and higher net purchases of environmental allowances in 2025 primarily driven by the addition of Energy Harbor.

Financing Cash Flows

Cash used in financing activities includes:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in millions)
Stock repurchases	$(776)	$(1,021)	$245
Issuances of debt	424	2,200	(1,776)
Repayments/repurchases of debt	(764)	(2,269)	1,505
Net borrowings (repayments) under the accounts receivable financing facilities	475	750	(275)
Dividends paid to common stockholders	(229)	(230)	1
Dividends paid to preferred stockholders	(117)	(98)	(19)
Dividends paid to noncontrolling interest holders	—	(15)	15
Tax withholding on stock based compensation	(51)	(11)	(40)
Principal payment on forward repurchase obligation	(41)	—	(41)
TRA Repurchase and tender offer — return of capital	—	(122)	122
Other financing activity	19	(34)	53
Cash used in financing activities	$(1,060)	$(850)	$(210)

The $210 million change was primarily driven by higher net borrowings in the nine months ended September 30, 2024 reflecting amounts borrowed to partially fund the Energy Harbor Merger, partially offset by lower stock repurchases in the nine months ended September 30, 2025.

Available Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2025:

	September 30, 2025	December 31, 2024	Change
	(in millions)
Cash and cash equivalents (a)	$602	$1,188	$(586)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	2,459	2,162	297
Vistra Operations — Commodity-Linked Facility (c)	644	771	(127)
Total available liquidity (d)(e)	$3,705	$4,121	$(416)
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Cash Flows above for details of the decrease in cash and cash equivalents for the nine months ended September 30, 2025.
(b)The increase in availability for the nine months ended September 30, 2025 was driven by a $297 million decrease in letters of credit outstanding under the facility.
(c)As of September 30, 2025 and December 31, 2024, the borrowing bases were less than the facility limit of $1.75 billion. As of September 30, 2025, available capacity reflects the borrowing base of $644 million and no cash borrowings. As of December 31, 2024, available capacity reflects the borrowing base of $771 million and no cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 9 to the Financial Statements for additional information.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities or the Alternative LOC Facilities. See Note 9 to the Financial Statements for additional information.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision. Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

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

As of September 30, 2025, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.171 billion in cash and Eligible Assets has been posted with counterparties as compared to $841 million posted as of December 31, 2024;
•$3 million in cash has been received from counterparties as compared to $49 million received as of December 31, 2024;
•$2.400 billion in letters of credit has been posted with counterparties as compared to $2.560 billion posted as of December 31, 2024; and
•$132 million in letters of credit has been received from counterparties as compared to $131 million received as of December 31, 2024

See Collateral Support Obligations below for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $18 million in federal income tax payments, and $94 million in state income tax payments, offset by $13 million in federal income tax refunds and $14 million in state tax refunds. This forecast includes our initial estimate of the impacts of the OBBBA and the Acquisition on cash taxes based on analysis to date.

For the nine months ended September 30, 2025, there were $11 million in federal income tax payments, $70 million in state income tax payments, and no state income tax refunds.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of September 30, 2025, we were in compliance with the Secured LOC Facilities financial covenants. Although the period ended September 30, 2025 was not a compliance period for the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement, we would have been in compliance with their respective financial covenants if they were required to be tested at such time. See Note 9 to the Financial Statements for additional information.

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

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of September 30, 2025, Vistra has posted letters of credit in the amount of $86 million with the PUCT, which is subject to adjustments.

The ISOs/RTOs we operate in have rules in place to assure adequate creditworthiness of parties that participate in the markets operated by those ISOs/RTOs. Under these rules, Vistra has posted collateral support totaling $814 million in the form of letters of credit, $81 million in the form of a surety bond and $3 million of cash as of September 30, 2025 (which is subject to daily adjustments based on settlement activity with the ISOs/RTOs).

Material Cross Default/Acceleration Provisions

Certain of our contractual arrangements contain provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions.

A default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $1.0 billion, 17.5% of Consolidated EBITDA, and 2.5% of Consolidated Total Assets may result in a cross default under the Vistra Operations Credit Facilities and the Commodity-Linked Facility. Such a default would allow the lenders under each such facility to accelerate the maturity of outstanding balances under such facilities, which totaled approximately $2.456 billion and zero, respectively, as of September 30, 2025.

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

Under the Vistra Operations Senior Unsecured Indentures, the Vistra Operations Senior Secured Indenture and the Indenture governing the 7.233% Senior Secured Notes (see Note 8 to Vistra's 2024 Form 10-K), a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount of $300 million or more may result in a cross default under the Vistra Operations Senior Unsecured Notes, the Senior Secured Notes, the 7.233% Senior Secured Notes, and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

Additionally, we enter into energy-related physical and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which may vary by contract.

The Receivables Facility contains a cross-default provision. The cross-default provision applies, among other instances, if TXU Energy, Dynegy Energy Services, Dynegy Energy Services Mid-Atlantic, LLC, Ambit Texas, Value Based Brands, Energy Harbor LLC, TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), and Vistra or any of their respective subsidiaries fails to make a payment of principal or interest on any indebtedness that is outstanding in a principal amount of at least $300 million, in the case of Vistra Operations, and in a principal amount of at least $50 million, in the case of TXU Energy or any of the other Originators, after the expiration of any applicable grace period, or if other events occur or circumstances exist under such indebtedness which give rise to a right of the debtholder to accelerate such indebtedness, or if such indebtedness becomes due before its stated maturity. If this cross-default provision is triggered, a termination event under the Receivables Facility would occur and the Receivables Facility may be terminated.

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

Under the Secured LOC Facilities, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of a threshold amount defined in each individual agreement, which threshold amounts range from $300 million to $1 billion, may result in a cross default under the Secured LOC Facilities. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount in excess of a threshold amount defined in each individual agreement, which threshold amounts range from $300 million to $1 billion, may result in a termination of the Secured LOC Facilities.

Under the Alternative LOC Facilities, a default by Vistra Operations or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $1.0 billion, 17.5% of Consolidated EBITDA, and 2.5% of Consolidated Total Assets may result in a cross default under the Alternative LOC Facilities. In addition, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount exceeding the threshold above, may result in a termination of the Alternative LOC Facilities.

Under the Vistra Operations Senior Unsecured Indenture and the Vistra Operations Senior Secured Indenture governing the 7.750% Senior Unsecured Notes, the 6.875% Senior Unsecured Notes, the 6.950% Senior Secured Notes, the 6.000% Senior Secured Notes, the 5.050% Senior Secured Notes, and the 5.700% Senior Secured Notes, a default under any document evidencing indebtedness for borrowed money by Vistra Operations or any Guarantor Subsidiary for failure to pay principal when due at final maturity or that results in the acceleration of such indebtedness in an aggregate amount that exceeds the greater of 2.75% of total assets and $1.0 billion may result in a cross default under the respective notes and other current or future documents evidencing any indebtedness for borrowed money by the applicable borrower or issuer, as the case may be, and the applicable Guarantor Subsidiaries party thereto.

A default by Vistra Zero Operating or any of its restricted subsidiaries in respect of certain specified indebtedness in an aggregate amount in excess of the greatest of $100 million, 75% of Consolidated EBITDA, and 6% of Consolidated Total Assets may result in a cross default under the Vistra Zero Credit Agreement. Such a default would allow the lenders under such facility to accelerate the maturity of outstanding balances under such facility, which totaled approximately $697 million as of September 30, 2025.

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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
	(in millions)
Average VaR	$237	$236
High VaR	$316	$371
Low VaR	$138	$86

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

As of September 30, 2025, we have approximately $3.9 billion principal amount of variable rate debt consisting of the Vistra Operations Term Loan B-3 Facility, the BCOP Credit Facility and the Vistra Zero Term Loan B Facility (see Note 9 to the Financial Statements for additional information). We have entered into net notional interest rate swaps that will hedge $2.3 billion of our exposure to Vistra Operations variable rate debt through December 2030 and $416 million of our project-level debt through October 2045 (see Note 10 to Financial Statements for additional information). As of September 30, 2025, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $12 million after taking into account the interest rate swaps.

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

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets (liabilities) arising from commodity contracts and hedging and trading activities totaled $2.718 billion as of September 30, 2025. Including collateral posted to us by counterparties, our net exposure was $2.614 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of September 30, 2025. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$1,978	$(12)	$1,966	$48	$1,918
Texas, East, and Asset Closure segments:
Investment grade	$145	$371	$516	$17	$499
Below investment grade or no rating	48	188	236	39	197
Texas, East, and Asset Closure segments	$193	$559	$752	$56	$696
Totals	$2,171	$547	$2,718	$104	$2,614

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $451 million, or 65%, of our total net exposure of our wholesale segments as of September 30, 2025. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparties.

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) in effect at September 30, 2025. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

During the third quarter of 2025, we completed the implementation of a new Enterprise Resource Planning (ERP) system, replacing our previous core financial system. The implementation resulted in significant changes to our processes, procedures, and controls which represents a material change to our internal control over financial reporting (ICFR). Management believes the new ERP system will strengthen our overall control environment. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. Except for the ERP implementation described above, there were no other changes in our ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2025	339,195	$193.22	339,195	$1,372
August 1 - August 31, 2025	301,735	$199.49	301,735	$1,312
September 1 - September 30, 2025	314,286	$200.93	314,286	$1,249
For the quarter ended September 30, 2025	955,216	$197.74	955,216	$1,249

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

Board Authorization Dates:	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
Cumulative authorization at September 30, 2025	$6.75

In October 2025, the Board authorized an incremental amount of $1.0 billion for repurchases under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2027.

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

Item 5.OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

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

(3(i))	Articles of Incorporation

3.1	0001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

3.2	0001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	0001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	0001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	0001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibits	Previously Filed With File Number*	As Exhibit
4.1	0001-38086 Form 8-K (filed July 16, 2025)	4.1	—
Sixteenth Amendment to Receivables Purchase Agreement, dated as of July 11, 2025, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

(10)	Material Contracts

10.1	0001-38086 Form 8-K (filed July 16, 2025)	10.1	—
Amendment No. 6 to Master Framework Agreement, dated as of July 11, 2025, by and among TXU Energy Retail Company LLC, as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd. as buyer

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
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 6, 2025