Form 10-Q
period 2026-03-31
Vistra Corp.
filed 2026-05-08
CIK 1692819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2026
Common stock, par value $0.01 per share	337,182,468

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

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets
Vistra Zero Operating	Vistra Zero Operating Company, LLC, an indirect, wholly owned subsidiary of Vistra
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency
FERC	U.S. Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service
MSHA	U.S. Mine Safety and Health Administration

NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
OBBBA	One Big Beautiful Bill Act
Securities Act	Securities Act of 1933, as amended
General Terms:
2025 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ARO	asset retirement and mining reclamation obligation
Board	Vistra Corp.'s Board of Directors
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
CME	Chicago Mercantile Exchange
CRR	congestion revenue rights
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ESS	energy storage system
Fitch	Fitch Ratings, Inc. (a credit rating agency)
FTR	financial transmission rights
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Market Heat Rate	Market Heat Rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
PTC	production tax credit
REP	retail electric provider
RTO	regional transmission organization
S&P	S&P Global Ratings (formerly Standard & Poor's Ratings) (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share

Series C Preferred Stock	Vistra's 8.875% Series C Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general, and administrative
SO2	sulfur dioxide
SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury Bonds as collateral
TRA	Amended and Restated Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at the emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code
U.S.	United States of America
Vistra Operations Commodity-Linked Credit Agreement	credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations revolving credit commitments and term loan financing facilities
Vistra Zero Credit Agreement	credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero Operating, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments, and the growth of our businesses and operations, including potential transactions with large load facilities at our nuclear and natural gas plants (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective," and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks that could cause our actual results to differ materially from those projected in or implied by such forward looking statement. Any such forward-looking statement is qualified in its entirety by reference to the discussion in (i) Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2025 Form 10-K, and (ii) Part I, Item 2 Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q.

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

v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended March 31,
	2026	2025
Operating revenues	$5,640	$3,933
Fuel, purchased power costs, and delivery fees	(2,530)	(2,447)
Operating costs	(700)	(693)
Depreciation and amortization	(484)	(522)
Selling, general, and administrative expenses	(427)	(391)
Operating income (loss)	1,499	(120)
Other deductions, net	(24)	(5)
Interest expense and related charges	(263)	(319)
Net income (loss) before income taxes	1,212	(444)
Income tax (expense) benefit	(183)	176
Net income (loss) attributable to Vistra	$1,029	$(268)
Cumulative dividends attributable to preferred stock	(49)	(49)
Net income (loss) attributable to Vistra common stock	$980	$(317)
Weighted average shares of common stock outstanding:
Basic	337,823,560	339,799,989
Diluted	341,856,774	339,799,989
Net income (loss) per weighted average share of common stock outstanding:
Basic	$2.90	$(0.93)
Diluted	$2.87	$(0.93)

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$634	$785
Restricted cash	37	31
Trade accounts receivable — net	1,984	2,323
Inventories — net
Materials and supplies	603	599
Fuel stock and natural gas in storage	427	417
Commodity and other derivative contractual assets	3,186	2,793
Margin deposits related to commodity contracts	1,070	1,133
Margin deposits posted under affiliate financing agreement	446	444
Prepaid expense and other current assets	629	654
Total current assets	9,016	9,179
Restricted cash	6	6
Investments	5,001	5,091
Property, plant, and equipment — net	19,876	19,846
Goodwill	2,810	2,810
Identifiable intangible assets — net	2,363	2,435
Commodity and other derivative contractual assets	412	405
Accumulated deferred income taxes	239	239
Other noncurrent assets	1,585	1,539
Total assets	$41,308	$41,550
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$1,800
Accounts receivable financing	750	1,225
Long-term debt due currently	1,899	1,201
Forward repurchase obligation due currently	641	632
Trade accounts payable	1,359	1,644
Commodity and other derivative contractual liabilities	4,209	4,049
Margin deposits related to commodity contracts	11	7
Accrued taxes other than income	114	224
Accrued interest	287	188
Asset retirement obligations	185	181
Other current liabilities	604	663
Total current liabilities	10,059	11,814
Margin deposits financing with affiliate	446	444
Long-term debt, less amounts due currently	17,264	15,842
Commodity and other derivative contractual liabilities	1,256	1,729
Accumulated deferred income taxes	1,201	1,049
Asset retirement obligations	4,046	4,035
Other noncurrent liabilities and deferred credits	1,426	1,527
Total liabilities	35,698	36,440
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	March 31, 2026	December 31, 2025
Commitments and Contingencies
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at both March 31, 2026 and December 31, 2025, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 338,079,954 and 338,059,635 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	5	5
Treasury stock, at cost (217,923,088 and 215,599,525 shares at March 31, 2026 and December 31, 2025, respectively)	(7,303)	(6,925)
Additional paid-in-capital	9,499	9,536
Retained earnings (accumulated deficit)	903	(12)
Accumulated other comprehensive income	17	17
Stockholders' equity	5,597	5,097
Noncontrolling interest in subsidiary	13	13
Total equity	5,610	5,110
Total liabilities and equity	$41,308	$41,550

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2026	2025
Cash flows — operating activities:
Net income (loss)	$1,029	$(268)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	718	772
Deferred income tax expense (benefit), net	159	(185)
Unrealized net (gain) loss from mark-to-market valuations of commodities	(723)	567
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(16)	48
Unrealized net loss from nuclear decommissioning trusts	111	15
Asset retirement obligation accretion expense	29	34
Bad debt expense	42	44
Stock-based compensation expense	32	21
Other, net	(12)	57
Changes in operating assets and liabilities:
Margin deposits, net	67	(217)
Accrued interest	99	51
Accrued taxes other than income	(110)	(109)
Accrued employee incentive	(135)	(177)
Other operating assets and liabilities	(91)	(54)
Cash provided by operating activities	1,199	599
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(883)	(768)
Lotus acquisition purchase price adjustment	6	—
Proceeds from sales of nuclear decommissioning trust fund securities	1,821	2,107
Investments in nuclear decommissioning trust fund securities	(1,822)	(2,112)
Proceeds from sales of environmental allowances	121	21
Purchases of environmental allowances	(160)	(307)
Insurance proceeds for recovery of damaged property, plant, and equipment	186	—
Proceeds from sales of property, plant, and equipment, including nuclear fuel	28	—
Other, net	65	(2)
Cash used in investing activities	(638)	(1,061)
Cash flows — financing activities:
Issuances of debt	2,250	—
Repayments/repurchases of debt	(115)	(6)
Net borrowings (repayments) under accounts receivable financing	(475)	332
Borrowings under Revolving Credit Facility	150	—
Repayments under Revolving Credit Facility	(530)	—
Repayments under Commodity-Linked Facility	(1,420)	—
Debt issuance costs	(26)	—
Stock repurchases	(372)	(337)
Dividends paid to common stockholders	(77)	(83)
Dividends paid to preferred stockholders	(21)	(21)
Tax withholding on stock based compensation	(69)	(50)
Other, net	(1)	1
Cash used in financing activities	(706)	(164)
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Three Months Ended March 31,
	2026	2025
Net change in cash, cash equivalents and restricted cash (current and noncurrent)	(145)	(626)
Cash, cash equivalents and restricted cash (current and noncurrent) — beginning balance	822	1,222
Cash, cash equivalents and restricted cash (current and noncurrent) — ending balance	$677	$596
Supplemental Cash Flow Information:
Cash payments related to:
Interest paid	$202	$210
Capitalized interest	(42)	(29)
Interest paid (net of capitalized interest)	$160	$181
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2025	$2,476	$5	$(6,925)	$9,536	$(12)	$17	$5,097	$13	$5,110
Stock repurchases	—	—	(378)	—	—	—	(378)	—	(378)
Effects of stock-based incentive compensation plans (a)	—	—	—	(34)	—	—	(34)	—	(34)
Net income	—	—	—	—	1,029	—	1,029	—	1,029
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Other	—	—	—	(3)	3	—	—	—	—
Balances at March 31, 2026	$2,476	$5	$(7,303)	$9,499	$903	$17	$5,597	$13	$5,610

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838
____________
(a)Includes cash payments to cover tax withholding obligations upon the vesting of stock-based incentive compensation plans of $69 million and $50 million for the three months ended March 31, 2026 and 2025, respectively.
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

Vistra has five reportable segments: (i) Retail, (ii) Texas, (iii) East, (iv) West, and (v) Asset Closure. See Note 18 for additional information.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in our 2025 Form 10-K. All intercompany items and transactions have been eliminated in consolidation. The condensed consolidated financial information herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) for all periods presented.

New Accounting Standards

Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 (ASU 2024-03), Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures by providing additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027 and can be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Recent Developments

Debt, Credit Facilities, and Financings

Vistra Operations Senior Notes — In April 2026, Vistra Operations issued $4.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.550% senior unsecured notes due 2028, $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due 2031, $1.0 billion aggregate principal amount of 5.250% senior unsecured notes due 2033, and $1.5 billion aggregate principal amount of 5.550% senior unsecured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on April 30 and October 30 beginning October 30, 2026. Net proceeds totaling approximately $3.968 billion were used to repay or redeem existing indebtedness, including the $1.3 billion outstanding principal amount of 5.625% Senior Notes due 2027 and the $2.444 billion in outstanding borrowings under the Term Loan B-3 facility, and to pay fees and expenses related to the offering. Excess net proceeds will be used for general corporate purposes. See Note 11 for additional information.

Interest Rate Swaps — In April 2026, we settled and terminated all of Vistra Operation's interest rate swaps. The transaction resulted in a settlement gain of $11 million that was recorded in interest expense and related charges in the condensed consolidated statements of operations in April 2026. See Note 12 for additional information.

Release of Collateral — As a result of upgrades of Vistra Operations' credit ratings to investment-grade and the satisfaction of certain other conditions, the liens on the collateral securing the senior secured notes and credit facilities were automatically terminated and released in full in April 2026. See Note 11 for additional information.

2.    ACQUISITIONS

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

Consummation of the Cogentrix Transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals, including approvals of FERC and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Cogentrix Transaction is expected to close in the second half of 2026.

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

The aggregate purchase price consisted of a base purchase price of $1.9 billion, subject to certain customary adjustments, including the acquired companies' working capital, cash, indebtedness, and certain other adjustments. Vistra Operations funded the Lotus Acquisition with a combination of cash and the assumption of the acquired companies' indebtedness which consisted of a senior secured credit facility, including an existing term loan with approximately $800 million principal outstanding, which reduced the cash consideration payable at closing. Cash consideration payable at closing, excluding adjustments for the acquired companies' working capital, cash, and certain other adjustments of $137 million, was $1.1 billion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Lotus Acquisition was accounted for using the acquisition method in accordance with ASC 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the acquisition date. The total consideration transferred at closing, inclusive of adjustments to the base purchase price, was $1.237 billion. During March 2026, the Company received $6 million of net additional consideration associated with the working capital settlement resulting in a final purchase price of $1.231 billion.

Provisional fair value measurements were made for acquired assets and liabilities in the fourth quarter of 2025 and adjustments to those measurements were made in the first quarter of 2026. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The provisional fair values assigned to the assets acquired and liabilities assumed are as follows:

	Initial Preliminary Allocation	Measurement Period Adjustments	Allocation as of March 31, 2026
	(in millions)
Cash and cash equivalents	$97	$—	$97
Trade accounts receivables, inventories, prepaid expenses, and other current assets	72	(4)	68
Property, plant, and equipment (a)	2,346	—	2,346
Other noncurrent assets	22	(2)	20
Total identifiable assets acquired	2,537	(6)	2,531

Trade accounts payable and other current liabilities	21	—	21
Long-term debt, including amounts due currently (b)	803	—	803
Commodity and other derivative contractual liabilities (c)	417	—	417
Asset retirement obligations	13	—	13
Identifiable intangible liabilities	23	—	23
Other noncurrent liabilities and deferred credits	23	—	23
Total identifiable liabilities assumed	1,300	—	1,300
Net assets acquired	1,237	(6)	$1,231
(a)Acquired property, plant, and equipment are valued using a combination of an income approach and a market approach. The income approach utilized a discounted cash flow analysis based upon a debt-free, free cash flow model (Level 3).
(b)Assumed long-term debt was valued based on observable market prices in less active markets (Level 2) which approximates the principal balance. In November 2025, the Company repaid the long-term indebtedness assumed.
(c)Acquired derivatives are valued using the methods described in Note 13 (Level 1, Level 2, or Level 3).

The combined results of operations are reported in the consolidated financial statements beginning as of the acquisition date. The following unaudited pro forma financial information for the Company for the three months ended March 31, 2025 assumes that the Lotus Acquisition occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lotus Acquisition been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

Three Months Ended March 31, 2025
(in millions)
Revenues	$4,106
Net loss	$(292)

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended March 31, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,894	$—	$—	$—	$—	$—	$1,894
Retail energy charge in Northeast/Midwest	1,259	—	—	—	—	—	1,259
Wholesale generation revenue from ISO/RTO	—	223	1,136	17	—	—	1,376
Capacity revenue from ISO/RTO (a)	—	—	122	—	—	—	122
Revenue from other wholesale contracts	—	118	177	54	—	1	350
Total revenue from contracts with customers	3,153	341	1,435	71	—	1	5,001
Other revenues:
Transferable PTC revenues (b)	—	2	—	—	—	—	2
Hedging revenues — realized	201	(33)	(198)	27	—	—	(3)
Hedging revenues — unrealized	306	510	(170)	(10)	—	—	636
Business interruption insurance proceeds	—	—	—	—	6	—	6
Intangible amortization and other revenues	—	—	(2)	—	—	—	(2)
Intersegment sales	29	980	1,311	1	—	(2,321)	—
Intersegment sales — unrealized	—	1,187	(116)	—	—	(1,071)	—
Total other revenues	536	2,646	825	18	6	(3,392)	639
Total revenues	$3,689	$2,987	$2,260	$89	$6	$(3,391)	$5,640
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $321 million of capacity sold offset by $199 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$1,986	$—	$—	$—	$—	$—	$1,986
Retail energy charge in Northeast/Midwest	1,039	—	—	—	—	—	1,039
Wholesale generation revenue from ISO/RTO	—	78	770	26	—	—	874
Capacity revenue from ISO/RTO (a)	—	—	20	—	—	—	20
Revenue from other wholesale contracts	—	129	130	68	4	—	331
Total revenue from contracts with customers	3,025	207	920	94	4	—	4,250
Other revenues:
Transferable PTC revenues (b)	—	2	—	—	—	—	2
Hedging revenues — realized	274	(27)	(78)	26	—	—	195
Hedging revenues — unrealized	(157)	(143)	(250)	36	1	—	(513)
Intangible amortization and other revenues	—	—	(1)	—	—	—	(1)
Intersegment sales	26	1,054	1,060	—	(1)	(2,139)	—
Intersegment sales — unrealized	—	(883)	(271)	1	—	1,153	—
Total other revenues	143	3	460	63	—	(986)	(317)
Total revenues	$3,168	$210	$1,380	$157	$4	$(986)	$3,933
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $73 million of capacity sold offset by $53 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

Performance Obligations

As of March 31, 2026, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or capacity contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled. Amounts with counterparties in the table below represent minimum guaranteed capacity revenues as determined on a contract by contract basis and do not represent the full amount of capacity that is expected to be delivered.

	Balance of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
	(in millions)
Remaining performance obligations	$1,343	$1,675	$733	$215	$215	$3,293	$7,474

Trade Accounts Receivable

	March 31, 2026	December 31, 2025
	(in millions)
Wholesale and retail trade accounts receivable	$2,057	$2,412
Allowance for credit losses	(73)	(89)
Trade accounts receivable — net	$1,984	$2,323

Trade accounts receivable from contracts with customers — net	$1,621	$1,826
Other trade accounts receivable — net	363	497
Trade accounts receivable — net	$1,984	$2,323

Gross trade accounts receivable as of March 31, 2026 and December 31, 2025 include unbilled retail revenues of $785 million and $924 million, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses on Accounts Receivable

	Three Months Ended March 31,
	2026	2025
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$89	$79
Increase for bad debt expense	42	44
Decrease for account write-offs	(58)	(48)
Allowance for credit losses on accounts receivable at end of period	$73	$75

4.    OTHER DEDUCTIONS, NET

	Three Months Ended March 31,
	2026	2025
	(in millions)
NDT net loss (a)	$(34)	$(10)
Interest income	7	6
All other	3	(1)
Total other deductions, net	$(24)	$(5)
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the PJM nuclear facilities. Reported in the East segment.

5.    GOVERNMENT GRANTS

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which introduced various energy tax credits. Among these, it acknowledged the importance of existing carbon-free nuclear power by establishing a nuclear Production Tax Credit under section 45U (nuclear PTC), a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies, and a new stand-alone battery storage investment tax credit. The nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 per MWh, subject to an annually inflated gross-receipts based phase out. The Company accounts for transferable ITCs and PTCs we expect to receive in accordance with ASC 832, Government Grants as amended by ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.

Transferable ITCs

In March 2026, our Newton 52 MW solar / 2 MW battery ESS facility in Illinois met the requirements to be placed in service. As a result, in the three months ended March 31, 2026, we recognized $46 million of transferable ITCs associated with the project in other noncurrent assets in the consolidated balance sheet.

6.    INCOME TAXES

Vistra files a U.S. federal income tax return that includes the results of its consolidated subsidiaries. Vistra serves as the corporate parent of the Vistra consolidated group. Pursuant to applicable U.S. Department of the Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss) before income taxes	$1,212	$(444)
Income tax (expense) benefit	$(183)	$176
Effective tax rate	15.1%	39.6%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended March 31, 2026, the effective tax rate of 15.1% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to tax deductions available for stock-based compensation.

For the three months ended March 31, 2025, the effective tax rate of 39.6% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes and permanent differences recorded discretely related to tax deductions available for stock-based compensation.

Income Taxes Paid

For the three months ended March 31, 2026 and 2025, we paid state income taxes of $8 million and $5 million respectively, and received state tax refunds of $2 million and zero, respectively. We paid no federal income taxes in the three months ended March 31, 2026 and 2025.

OBBBA and CAMT

In July 2025, the legislation known as the OBBBA was signed into law and we have accounted for the effects in our consolidated financial statements. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and increases in the limitation of interest deductibility. Certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future year periods, however the legislation did not have a material impact on our effective income tax rate. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2026 tax year. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7.    PROPERTY, PLANT, AND EQUIPMENT

Our property, plant, and equipment consist of our power generation assets, related mining assets, land, information systems hardware, capitalized corporate office lease space, and other leasehold improvements. Land and construction work in progress are not depreciated.

	March 31, 2026	December 31, 2025
	(in millions)
Power generation and structures and office and other equipment	$25,585	$25,084
Land	637	637
Construction work in progress	1,751	1,917
Finance lease right-of-use assets	197	190
Nuclear fuel	2,273	2,036
Property, plant, and equipment — gross	30,443	29,864
Less accumulated depreciation	(9,694)	(9,273)
Less finance lease right-of-use assets accumulated amortization	(43)	(41)
Less accumulated amortization of nuclear fuel	(830)	(704)
Property, plant, and equipment — net	$19,876	$19,846

Depreciation and amortization of property, plant, and equipment consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$454	$479
Finance lease right-of-use assets	Depreciation and amortization	2	2
Nuclear fuel	Fuel, purchased power costs, and delivery fees	126	111
Total property, plant, and equipment expense		$582	$592

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
____________
(a)Expected retirement dates may change if economic or other conditions dictate, or if we are required to continue running the plants for grid reliability reasons.

The Company intends to repower Coleto Creek and Miami Fort as gas-fueled facilities upon their retirements as coal-fueled facilities. We are currently evaluating the feasibility of converting the other coal-fueled facilities with expected retirement dates in 2027 to gas-fueled facilities.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8.    LOSS EVENTS AND INSURANCE RECOVERIES

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

As a result of the Moss Landing Incident, (i) during the three months ended March 31, 2025, we wrote-off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense and moved the asset to the Asset Closure segment as we have no plans to return the Moss Landing 300 facility to operations (see Notes 7 and 18 for additional information), (ii) we determined not to return the Moss Landing 100 MW battery facility to service, and (iii) we are working towards a return to service of our Moss Landing 350 MW battery facility in mid-2026, pending the evaluation of our restart plans following the completion of our investigation into the cause of the fire, which creates uncertainty as to when or if the facility will return to service. Moss Landing 350 MW battery facility has a net book value of approximately $316 million as of March 31, 2026.

As a result of the decision to not return the Moss Landing 100 MW battery to service, we performed an assessment of the recoverability of the facility's carrying value and, during the three months ended December 31, 2025, we recognized an impairment loss of approximately $155 million and moved the asset to the Asset Closure segment (see Notes 7 and 18 for additional information).

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site. Under the ASAOC, we are required to perform specific battery removal and remediation activities, including battery removal and disposal, building demolition, and air and water monitoring. We estimate the total cost of these activities to be approximately $110 million, of which approximately $70 million has been spent through March 31, 2026, including approximately $21 million in the three months ended March 31, 2026. As of March 31, 2026, our accrual for estimated future costs for the ASAOC activities is approximately $40 million, which is reflected in other current liabilities in the condensed consolidated balance sheets. This estimate assumes the ASAOC activities will be completed by the end of 2026. Aside from battery removal and disposal, our estimate does not reflect costs associated with removal of other hazardous waste that could be identified as the demolition progresses as we are unable to estimate such costs until sampling of waste material is complete. We will account for any adjustments to the accrual as a change in estimate in the period new information becomes available.

Additional impacts from the Moss Landing Incident include loss of revenue from the facilities being offline and may include litigation costs, other negotiated settlements of contracts with counterparties, and additional non-cash impairment losses. See Note 15 for additional information. While we expect revenues in the West segment to decrease relative to 2024 due to the Moss Landing 300 MW and 100 MW battery facilities not returning to service, uncertainty regarding the timing of any potential restart of the Moss Landing 350 MW battery facility, as well as the nature and extent of additional costs that may be incurred related to the Moss Landing Incident, limits our ability to predict the full impact on our 2026 financial statements.

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of $500 million, net of deductibles, all of which has been fully collected as of February 2026. During the three months ended March 31, 2026, we received $198 million of property damage insurance proceeds which reduced the property damage insurance receivable and $6 million of business interruption insurance proceeds which is included in operating revenues in the condensed consolidated statements of operations.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. The unit returned to service in February 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. Through March 31, 2026, we have received property damage insurance proceeds of $153 million and business interruption proceeds of $47 million. During the three months ended March 31, 2026, we received $9 million of property damage insurance proceeds and did not receive any business interruption insurance proceeds. We expect to receive additional property damage and business interruption insurance proceeds related to the incident. These additional proceeds will be recorded as income in the period they are realized.

9.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both March 31, 2026 and December 31, 2025, the carrying value of goodwill totaled $2.810 billion, including $2.688 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	March 31, 2026			December 31, 2025
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$2,076	$97	$2,173	$2,067	$106
Software and other technology-related assets	683	383	300	656	365	291
Retail and wholesale contracts	369	314	55	369	295	74
Long-term service agreements	18	6	12	18	6	12
Other identifiable intangible assets (a)	576	18	558	628	17	611
Total identifiable intangible assets subject to amortization	$3,819	$2,797	1,022	$3,844	$2,750	1,094
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,363			$2,435
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	March 31, 2026	December 31, 2025
	(in millions)
Long-term service agreements	$98	$100
Wholesale power and fuel purchase contracts	35	38
Total identifiable intangible liabilities	$133	$138

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
		(in millions)
Retail customer relationships	Depreciation and amortization	$9	$23
Software and other technology-related assets	Depreciation and amortization	16	18
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(3)	(2)
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	119	136
Total intangible asset expense, net		$141	$175
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

Estimated Amortization of Identifiable Intangible Assets

As of March 31, 2026, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2026	$177
2027	$85
2028	$64
2029	$44
2030	$26

10.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

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

As of March 31, 2026 and December 31, 2025, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $446 million and $444 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 10 to the Financial Statements in our 2025 Form 10-K for additional information.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
11.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Long-term debt, including amounts due currently:
Project-level debt	$1,461	$1,569
Vistra Operations debt	17,871	15,627
Long-term debt before unamortized premiums, discounts and issuance costs	19,332	17,196
Unamortized premiums, discounts and issuance costs	(169)	(153)
Long-term debt including amounts due currently	$19,163	$17,043
Short-term borrowings	$—	$1,800
Accounts receivable financing	$750	$1,225
Forward repurchase obligation	$641	$632

Release of Collateral

On December 2, 2025, S&P upgraded Vistra Operations' issuer credit rating from BB+ to BBB- and revised its outlook from Positive to Stable, and on March 20, 2026, S&P upgraded the Senior Unsecured Notes (as defined below) rating from BB+ to BBB-. On March 16, 2026, Fitch upgraded Vistra Operations' issuer default rating and the Senior Unsecured Notes rating from BB+ to BBB- and revised its outlook from Positive to Stable. As a result of these investment-grade ratings and the satisfaction of certain other conditions specified in the Vistra Operations Senior Secured Indenture (as defined below), an investment grade event was deemed to have occurred, and the liens on the collateral securing the Senior Secured Notes (as defined below) were automatically terminated and released in full on April 2, 2026 (Collateral Release).

The Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes. The Collateral Release is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

Additionally, Vistra Operations repaid $2.444 billion in outstanding borrowings under the Term Loan B-3 facility (as defined below) in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Commodity-Linked Credit Agreement releasing all liens securing the Vistra Operations Credit Facilities and the Vistra Operations Commodity-Linked Credit Facility (Credit Facility Collateral Suspension). The Credit Facility Collateral Suspension is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-Term Debt

The Company's long-term debt obligations, including amounts due currently, consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility due December 20, 2030	$2,444	$2,450
BCOP Credit Facility, Bridge Loans	261	367
BCOP Credit Facility, Construction / Term Loans	503	505
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	697
Vistra Operations Senior Notes:
5.050% Senior Notes, due December 30, 2026 (a)	500	500
3.700% Senior Notes, due January 30, 2027 (a)	800	800
5.625% Senior Notes, due February 15, 2027	1,300	1,300
5.000% Senior Notes, due July 31, 2027	1,300	1,300
4.300% Senior Notes, due October 15, 2028 (a)	750	750
4.375% Senior Notes, due May 1, 2029	1,250	1,250
4.300% Senior Notes, due July 15, 2029 (a)	800	800
4.600% Senior Notes, due October 15, 2030 (a)	500	500
4.700% Senior Notes, due January 31, 2031 (a)	1,000	—
7.750% Senior Notes, due October 15, 2031	1,450	1,450
6.875% Senior Notes, due April 15, 2032	1,000	1,000
6.950% Senior Notes, due October 15, 2033 (a)	1,050	1,050
6.000% Senior Notes, due April 15, 2034 (a)	500	500
5.700% Senior Notes, due December 30, 2034 (a)	750	750
5.250% Senior Notes, due October 15, 2035 (a)	750	750
5.350% Senior Notes, due January 31, 2036 (a)	1,250	—
Total Vistra Operations Senior Notes	14,950	12,700
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Other:
Equipment Financing Agreements	46	46
Total other long-term debt	46	46
Unamortized debt premiums, discounts and issuance costs	(169)	(153)
Total long-term debt including amounts due currently	19,163	17,043
Less amounts due currently (b)	(1,899)	(1,201)
Total long-term debt less amounts due currently	$17,264	$15,842
___________
(a)The Vistra Operations senior secured notes have been presented to give effect to the Collateral Release.
(b)Excludes the 5.625% Senior Notes due February 15, 2027 as amounts were refinanced on a long-term basis using the net proceeds from the Senior Notes issued in April 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Credit Facilities

Our credit facilities and related available capacity as of March 31, 2026 are presented below.

		March 31, 2026
Credit Facilities	Maturity Date	Facility Limit	Borrowings Outstanding	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$3,440	$—	$1,314	$2,126
Term Loan B-3 Facility (a)	December 20, 2030	2,444	2,444	—	—
Total Vistra Operations Credit Facilities		5,884	2,444	1,314	2,126
Vistra Operations Commodity-Linked Facility	September 30, 2026	1,750	—	—	1,413
Total Vistra Operations debt		$7,634	$2,444	$1,314	$3,539
Project-level debt:
Bridge Loans	December 3, 2026	$261	$261	$—	$—
Construction / Term Loans	(b)	503	503	—	—
BCOP Credit Facility		764	764	—	—
Vistra Zero Term Loan B Facility	April 30, 2031	697	697	—	—
Total project-level debt		$1,461	$1,461	$—	$—
Total credit facilities		$9,095	$3,905	$1,314	$3,539
___________
(a)In April 2026, the Term Loan B-3 Facility outstanding principal amount was repaid using net proceeds from the senior notes issued in April 2026.
(b)Maturity dates between December 3, 2026 and December 3, 2029. See additional information in BCOP Project-level Credit Facilities discussion below.

Vistra Operations Credit Facilities

As of March 31, 2026, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.884 billion in senior secured, first-lien revolving credit commitments and outstanding term loans (Vistra Operations Credit Facilities). The Vistra Operations Credit Facilities consist of (i) revolving credit commitments (including aggregate revolving letter of credit commitments) of up to $3.440 billion (Revolving Credit Facility), and (ii) term loans of $2.444 billion (Term Loan B-3 Facility).

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest based on the forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00%. We pay fees on any undrawn amounts of the Revolving Credit Facility ranging from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility are subject to a fee that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on ratings of Vistra Operations' senior secured long-term debt securities. As of March 31, 2026, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the applicable fee for undrawn amounts relating to such commitments were 1.725% and 27.0 basis points, respectively, and the fee for the letters of credit issued under the Revolving Credit Facility was 1.725%.

Term Loan B-3 Facility — The Term Loan B-3 Facility was used for general corporate purposes. Borrowings under the Term Loan B-3 Facility incurred interest based on the applicable Term SOFR, plus a fixed spread of 1.75%. The weighted average interest rate, before taking into consideration interest rate swaps (see Note 12 for additional information) on outstanding borrowings of $2.444 billion was 5.418% as of March 31, 2026. Cash borrowings under the Term Loan B-3 Facility were subject to required scheduled quarterly payments of $6.25 million. Amounts paid cannot be reborrowed.

In April 2026, Vistra Operations used a portion of the proceeds from the April 2026 issuance of Vistra Operations senior unsecured notes discussed above to repay the $2.444 billion in outstanding borrowings under the Term Loan B-3 facility.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Information — Obligations under the Vistra Operations Credit Facilities were secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions set forth in the Vistra Operations Credit Agreement. The Vistra Operations Credit Agreement includes collateral suspension provisions that were satisfied, and the liens were released in full on April 22, 2026 under the Credit Facility Collateral Suspension.

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

The Vistra Operations Credit Agreement generally restricts the ability of Vistra Operations to make distributions to any direct or indirect parent unless such distributions are expressly permitted thereunder. As of March 31, 2026, Vistra Operations can distribute approximately $14.7 billion to Parent without the consent of any party. The amount available for distribution has been reduced by distributions made by Vistra Operations to Parent of approximately $400 million and $425 million during the three months ended March 31, 2026 and 2025, respectively. Additionally, Vistra Operations may make distributions to Parent in amounts sufficient for Parent to pay any taxes or general operating or corporate overhead expenses arising out of Parent's ownership or operation of Vistra Operations. As of March 31, 2026, all of the restricted net assets of Vistra Operations may be distributed to Parent.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of March 31, 2026, Vistra Operations senior secured commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.75 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. In October 2025, Vistra Operations amended the Commodity-Linked Facility to, among other things, extend the maturity date to September 30, 2026. As of March 31, 2026, the borrowing base of $1.413 billion is lower than the facility limit which represents the aggregate commitments of $1.75 billion.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interest on the Commodity-Linked Facility is based on either Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00%, and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of March 31, 2026, the applicable interest rate margins for borrowings outstanding under the Commodity-Linked Facility was 1.725% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.0 basis points. Interest and fees on the Commodity-Linked Facility are based on ratings of Vistra Operations' senior secured long-term debt securities.

The Commodity-Linked Facility provides for affirmative covenants (including a collateral suspension covenant substantially similar to the collateral suspension covenant contained in the Vistra Operations Credit Agreement), negative covenants and a springing financial covenant, in each case, substantially consistent with those contained in the Vistra Operations Credit Agreement. As a result of the Credit Facility Collateral Suspension the collateral suspension provisions of the Commodity-Linked Facility have been met.

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

Interest on the Bridge Loans is payable in arrears at the applicable Term SOFR rate elected in the related borrowing notice plus a fixed margin of 1.625% per annum, and the weighted-average interest rate on outstanding Bridge Loan borrowings was 5.292% as of March 31, 2026. Repayment of the Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits expected to be generated by the applicable projects. In January 2026, Vistra repaid the $106 million Oak Hill Bridge Loan at maturity. As of March 31, 2026, the outstanding Bridge Loan for the Pulaski solar generation facility totaled $261 million with scheduled maturity in December 2026.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans used to fund the Oak Hill and Pulaski projects during their construction periods, which convert to term loans upon each project's achievement of commercial operation and satisfaction of the applicable term conversion conditions. As of March 31, 2026, construction loans outstanding for the Pulaski project totaled $297 million and mature in December 2026 and term loans outstanding for the Baldwin, Coffeen, and Oak Hill projects totaled $206 million and mature in December 2029. Letters of credit outstanding under the Debt Service Reserve facility supporting the term loans totaled $13 million.

Interest on construction and term loans under the Construction/Term Loan Facility is payable in arrears at the applicable Term SOFR rate elected in the borrowing notice plus a fixed margin of 1.875% per annum for construction loans and 2.000% per annum for term loans. The weighted-average interest rate on outstanding construction and term loan borrowings was 5.593% as of March 31, 2026. Beginning on the applicable term funding or term conversion date, the term loans amortize over a 20-year period, with principal and interest payments funded from the cash flows generated by the underlying projects. Fees on issued debt service reserve letters of credit accrue at 2.000% per annum and are payable in arrears. Commitment fees on undrawn loan commitments and unissued letter of credit commitments are payable quarterly in arrears at a fixed percentage of the applicable loan margin.

BCOP's obligations under the BCOP Credit Agreement are guaranteed by subsidiaries of BCOP but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Vistra Zero Project-level Credit Agreement

In March 2024, Vistra Zero Operating entered into the Vistra Zero Credit Agreement. The Vistra Zero Credit Agreement provides for a senior secured term loan (Term Loan B Facility) of $700 million, which Vistra Zero Operating borrowed in its entirety in March 2024. Net proceeds of $690 million were used (i) to pay issuance costs and (ii) for working capital and general corporate purposes. Vistra Zero Operating's obligations under the Vistra Zero Credit Agreement are guaranteed by subsidiaries of Vistra Zero Operating, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Interest on the Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 5.668% as of March 31, 2026.

The Vistra Zero Credit Agreement contains customary covenants and representations and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement, except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Vistra Zero Operating's obligations under the Vistra Zero Credit Agreement are guaranteed by subsidiaries of Vistra Zero Operating but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Letter of Credit Facilities

Vistra Operations Secured Letter of Credit Facilities

Between August 2020 and March 2026, we entered into uncommitted standby letter of credit facilities with various banks (each, a Secured LOC Facility and collectively, the Secured LOC Facilities). The Secured LOC Facilities are secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranks pari passu with the Vistra Operations Credit Facilities). The Secured LOC Facilities do not have stated expiration dates and are used for general corporate purposes. As of March 31, 2026, $1.75 billion of letters of credit were outstanding under the Secured LOC Facilities.

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In October 2025, the Alternative LOC Facilities were amended to increase the commitment cap from $500 million to a total of $800 million. As of March 31, 2026, the total capacity was $760 million and $673 million of letters of credit were outstanding under the Alternative LOC Facilities. The commitments under the Alternative LOC Facilities terminate in December 2028. There are no financial maintenance covenants in the Alternative LOC Facilities.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each includes a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). In addition, each of the Secured LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, during a collateral suspension period, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of March 31, 2026, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, and Secured LOC Facilities financial covenants.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Vistra Operations Senior Notes

Vistra Operations issues and sells its senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Unsecured Notes). The indentures governing the Senior Unsecured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) provide for the full and unconditional guarantee of the Senior Unsecured Notes by certain current and future subsidiaries of Vistra Operations for so long as they guarantee the Vistra Operations Credit Facilities (Guarantor Subsidiaries). The Vistra Operations Senior Unsecured Indentures contain customary covenants and restrictions, including, among others, limitations on the ability of Vistra Operations and its subsidiaries to incur certain liens, merge or consolidate, and sell all or substantially all of their assets.

Vistra Operations also issued and sold senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Secured Notes). The indenture governing the Senior Secured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) provide for the full and unconditional guarantee by the Guarantor Subsidiaries for so long as they guarantee the Vistra Operations Credit Facilities. The Senior Secured Notes were secured by a first-priority security interest in substantially the same collateral pledged to secure the obligations under the Vistra Operations Credit Facilities and contained covenants and other provisions generally consistent with those credit facilities.

The Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes.

2026 Vistra Operations Senior Notes Issuances and Redemptions

In January 2026, Vistra Operations issued $2.25 billion aggregate principal amount of senior secured notes, consisting of $1.0 billion aggregate principal amount of 4.700% senior secured notes due 2031 and $1.250 billion aggregate principal amount of 5.350% senior secured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on January 31 and July 31 beginning July 31, 2026. Net proceeds totaling approximately $2.230 billion, together with cash on hand, was or will be used (i) to fund a portion of the consideration for the Cogentrix Transaction (see Note 2 for additional information), (ii) for general corporate purposes, including to repay existing indebtedness, and (iii) to pay fees and expenses related to the offering.

In April 2026, Vistra Operations issued $4.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.550% senior unsecured notes due 2028, $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due 2031, $1.0 billion aggregate principal amount of 5.250% senior unsecured notes due 2033, and $1.5 billion aggregate principal amount of 5.550% senior unsecured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on April 30 and October 30 beginning October 30, 2026. Net proceeds totaling approximately $3.968 billion were used to repay or redeem existing indebtedness, including the Company's 5.625% Senior Notes due 2027 and the Term Loan B-3 Facility, and to pay fees and expenses related to the offering. Excess net proceeds will be used for general corporate purposes.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In connection with the April 2026 issuance of senior unsecured notes, Vistra and Vistra Operations entered into a registration rights agreement with the initial purchasers pursuant to which Vistra Operations agreed to use commercially reasonable efforts to cause to be filed within a specified period of time (i) a registration statement on an appropriate registration form with the SEC with respect to a registered offer by Vistra Operations to exchange each series of the notes and the subsidiary guarantees for new registered notes (Exchange Notes) containing terms substantially similar to the notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate upon a registration default and are expected to be irrevocably and unconditionally guaranteed on a senior unsecured basis by Vistra) or, (ii) under specified circumstances, a shelf registration with respect to resales of each series of the notes and the related guarantees.

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In May 2025, the Receivables Facility was amended to add Dynegy Energy Services Mid-Atlantic, LLC. In July 2025, the Receivables Facility was amended to increase the purchase limit from $1.0 billion to $1.1 billion and to extend the term of the Receivables Facility to July 2026.

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Dynegy Energy Services Mid-Atlantic, LLC, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each indirect subsidiaries of Vistra and originators under the Receivables Facility (Originators), each sell and/or contribute, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as accounts receivables financing in the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in the condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of March 31, 2026, outstanding borrowings under the Receivables Facility totaled $750 million and were supported by $1.349 billion of RecCo gross receivables. As of December 31, 2025, outstanding borrowings under the Receivables Facility totaled $1.1 billion.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of March 31, 2026, there were no outstanding borrowings under the Repurchase Facility. Outstanding borrowings were $125 million under the Repurchase Facility as of December 31, 2025.

Forward Repurchase Obligation

On September 18, 2024, Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with each of Nuveen and Avenue, pursuant to which Vistra Vision Holdings agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash. The UPAs were amended prior to close to accelerate principal payments to Avenue and certain Nuveen noncontrolling interest holders. In accordance with the amended UPAs, on December 31, 2024, Vistra closed the acquisition of the Vistra Vision minority interest from Avenue and Nuveen. Vistra paid Avenue for the purchase of their minority interest in Vistra Vision in full upon closing and paid Nuveen an initial payment at closing, with the remaining payments to Nuveen to be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' remaining future payments to Nuveen are guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. Principal and interest payments remaining due to Nuveen are as follows:

March 31, 2026
(in millions)
Remainder of 2026	669
Thereafter	—
Total scheduled payments under the UPAs	$669

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $641 million and $632 million at March 31, 2026 and December 31, 2025, respectively, and is included in forward repurchase obligation due currently in the condensed consolidated balance sheets.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2026	2025
	(in millions)
Interest expense	$285	$272
Unrealized mark-to-market net (gains) losses on interest rate swaps	(16)	48
Amortization of debt issuance costs, discounts, and premiums	9	11
Capitalized interest	(42)	(29)
Other	27	17
Total interest expense and related charges	$263	$319

The weighted average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps discussed in Note 12, was 5.18% and 5.22% as of March 31, 2026 and 2025, respectively.

12.    DERIVATIVES

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Our interest rate swaps as of March 31, 2026 include:

	Notional Amount	Expiration Date	Rate Range (c)
	(in millions, except percentages)
Swapped to fixed (a)	$3,000	July 2026	2.89%	-	2.97%
Swapped to variable (a)	$700	July 2026	1.44%	-	1.49%
Swapped to fixed (a)	$2,300	December 2030	3.20%	-	3.76%
Swapped to fixed (b)	$416	March, July and October 2045	3.95%	-	4.09%
____________
(a)Vistra Operations' $700 million of pay variable rate and receive fixed rate swaps and $3.0 billion pay fixed rate and receive variable rate swaps hedge our exposure on $2.3 billion of variable rate debt through July 2026. Vistra Operations' $2.3 billion of pay fixed rate and receive variable rate swaps hedge our exposure on $2.3 billion of floating rate debt from August 2026 through December 2030. In April 2026, we settled and terminated these interest rate swaps resulting in a settlement gain of $11 million that was recorded in interest expense and related charges in the condensed consolidated statements of operations in April 2026.
(b)In March 2025, May 2025, and July 2025, BCOP entered into interest rate swaps with notional amounts of approximately $108 million, $70 million and $238 million, respectively. These swaps are effective as of April 2025, October 2025, and October 2026, and will expire in March 2045, October 2045, and July 2045, respectively. These swaps are intended to hedge BCOP's exposure on approximately $416 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement. (see Note 11 for additional information).
(c)The rate ranges reflect the fixed leg of each swap at the applicable Term SOFR rate.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

	March 31, 2026
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,156	$24	$6	$—	$3,186
Noncurrent assets	401	—	11	—	412
Current liabilities	(10)	—	(4,188)	(11)	(4,209)
Noncurrent liabilities	(13)	—	(1,241)	(2)	(1,256)
Net assets (liabilities)	$3,534	$24	$(5,412)	$(13)	$(1,867)
Offsetting instruments (a)	(2,947)	(8)	2,947	8	—
Financial collateral (received) pledged (b)	(12)	—	835	—	823
Net amounts	$575	$16	$(1,630)	$(5)	$(1,044)

	December 31, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,778	$10	$5	$—	$2,793
Noncurrent assets	396	8	1	—	405
Current liabilities	—	(1)	(4,038)	(10)	(4,049)
Noncurrent liabilities	(2)	—	(1,716)	(11)	(1,729)
Net assets (liabilities)	$3,172	$17	$(5,748)	$(21)	$(2,580)
Offsetting instruments (a)	(2,622)	(10)	2,622	10	—
Financial collateral (received) pledged (b)	(7)	—	891	—	884
Net amounts	$543	$7	$(2,235)	$(11)	$(1,696)
____________
(a)Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.
(b)Represents cash amounts received or pledged pursuant to a master netting arrangement, including initial and fair value-based margin requirements.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended March 31,
	2026	2025
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized (gain) loss in operating revenues (a)	$286	$212
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	45	(23)
Interest rate swaps unrealized (gain) loss in interest expense and related charges	(1)	(5)
Total reversals of previously recognized unrealized (gain) loss on derivative instruments	$330	$184
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized gain (loss) in operating revenues	$350	$(725)
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	42	(31)
Interest rate swaps unrealized gain (loss) in interest expense and related charges	17	(43)
Total unrealized net gain (loss) from change in fair value on derivative instruments	$409	$(799)
Net unrealized gain (loss) on derivative instruments	$739	$(615)
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

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales (NPNS) derivatives that are not recorded at fair value:

	March 31, 2026	December 31, 2025
Derivative type	Notional Volume		Unit of Measure
Natural gas	3,858	3,742	Million MMBtu
Electricity	952,182	996,777	GWh
Financial transmission rights / Congestion revenue rights	222,548	249,400	GWh
Coal	23	22	Million U.S. tons
Fuel oil	34	8	Million gallons
Emissions	21	13	Million U.S. tons
Renewable energy certificates	27	31	Million certificates
Interest rate swaps – variable/fixed	$5,716	$5,716	Million U.S. dollars
Interest rate swaps – fixed/variable	$700	$700	Million U.S. dollars

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	March 31, 2026	December 31, 2025
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,380)	$(1,822)
Offsetting fair value under netting arrangements (b)	390	528
Cash collateral and letters of credit	313	331
Liquidity exposure	$(677)	$(963)
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

March 31, 2026
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$3,970
Net exposure (a)	$805
Largest net exposure from any single counterparty (a)	$297
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector:
Gross exposure	78%
Net exposure (a)	20%
____________
(a)Exposure after taking into effect netting arrangements, setoff provisions, and collateral.

13.    FAIR VALUE MEASUREMENTS

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of commodity contracts, interest rate swaps accounted for as derivatives, and NDT investments. See Note 12 for additional information on our derivative positions.

NDT Investments — NDT investments include debt, equity, and other securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in Investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of March 31, 2026.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	March 31, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts	$2,627	$400	$507	$40	$3,574	$2,162	$437	$573	$8	$3,180
Interest rate swaps	—	24	—	—	24	—	17	—	1	18
NDTs – equity securities (b)	1,628	—	—		1,628	1,761	—	—		1,761
NDTs – debt securities (c)	190	2,164	—		2,354	117	1,971	—		2,088
Sub-total	$4,445	$2,588	$507	$40	7,580	$4,040	$2,425	$573	$9	7,047
Assets measured at net asset value (d):
NDTs – equity securities (b)					554					806
NDTs - debt securities (c)					341					329
NDTs - other investments					44					28
Total assets					$8,519					$8,210
Liabilities:
Commodity contracts	$3,448	$533	$1,431	$40	$5,452	$3,060	$846	$1,842	$8	$5,756
Interest rate swaps	—	13	—	—	13	—	21	—	1	22
Total liabilities	$3,448	$546	$1,431	$40	$5,465	$3,060	$867	$1,842	$9	$5,778
___________
(a)Fair values are determined at the individual contract level. As certain contracts give rise to both asset and liability positions, reclassification adjustments are required to reconcile these amounts to the gross presentation in the condensed consolidated balance sheets.
(b)The investment objective for NDT equity securities is to invest tax efficiently and to match the performance of the S&P 500 and Russell 3000 Indices for U.S. equity investments and the MSCI EAFE and MSCI All Country World ex-US Indices for non-U.S. equity investments.
(c)The investment objective for NDT debt securities is to invest in a diversified, high quality, tax efficient portfolio. The debt securities are weighted with government and investment grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 3.97% and 4.02% as of March 31, 2026 and December 31, 2025, respectively, and an average maturity of eight years as of each of March 31, 2026 and December 31, 2025, respectively. NDT debt securities held as of March 31, 2026 mature as follows: $937 million in one to five years, $1.221 billion in five to 10 years and $537 million after 10 years.
(d)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of March 31, 2026 and December 31, 2025:

March 31, 2026
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$227	$(1,282)	$(1,055)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$30	to	$145	$88
						MWh
					Market Heat Rates (d)	$40	to	$95	$68
						MWh
Options	11	(110)	(99)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	1,135%	570%
Financial transmission rights/Congestion revenue rights	234	(24)	210	Market Approach (f)	Illiquid price differences between settlement points (g)	$(45)	to	$20	$(12.5)
						MWh
Natural gas	27	(15)	12	Income Approach	Natural gas basis (h)	$(2)	to	$16	$7
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	8	—	8
Total	$507	$(1,431)	$(924)

December 31, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$269	$(1,607)	$(1,338)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$135	$80
						MWh
					Market Heat Rates (d)	$25	to	$130	$78
						MWh
Options	—	(177)	(177)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	1,120%	563%
Financial transmission rights/Congestion revenue rights	277	(34)	243	Market Approach (f)	Illiquid price differences between settlement points (g)	$(12)	to	$25	$7
						MWh
Natural gas	16	(24)	(8)	Income Approach	Natural gas basis (h)	$(2)	to	$14	$6
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	11	—	11
Total	$573	$(1,842)	$(1,269)
____________

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(a)(i) Electricity purchase and sales contracts include power and Heat Rate positions in ERCOT, PJM, ISO-NE, NYISO, MISO, and CAISO regions, (ii) Options consist of physical electricity options, spread options, and natural gas options, (iii) Forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points are referred to as CRRs in ERCOT and FTRs in PJM, ISO-NE, NYISO, and MISO regions, and (iv) Natural gas contracts include swaps and forward contracts.
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
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net liability balance at beginning of period	$(1,269)	$(752)
Total unrealized valuation gains (losses)	200	(243)
Purchases, issuances and settlements (a):
Purchases	48	49
Issuances	(7)	(2)
Settlements	92	(7)
Transfers into Level 3 (b)	1	1
Transfers out of Level 3 (c)	11	10
Net change	345	(192)
Net liability balance at end of period	$(924)	$(944)
Unrealized valuation gains (losses) relating to instruments held at end of period	$220	$(266)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Transfers into Level 3 include instruments for which significant valuation inputs became unobservable due to changes in market conditions. For the three months ended March 31, 2026 and March 31, 2025, all transfers into Level 3 were from Level 2 and primarily consisted of power derivatives for which forward pricing inputs became unobservable.
(c)Transfers out of Level 3 include instruments for which previously unobservable valuation inputs became observable. All transfers out of Level 3 during the periods presented were to Level 2. For the three months ended March 31, 2026, transfers out of Level 3 primarily consisted of power derivatives for which forward pricing inputs became observable. For the three months ended March 31, 2025, transfers out of Level 3 primarily consisted of power and coal derivatives for which forward pricing inputs became observable.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

The Lotus Acquisition was accounted for under the acquisition method which requires all assets acquired and liabilities assumed in the acquisition be recorded at fair value at the acquisition date. See Note 2 for additional information.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Debt

		March 31, 2026		December 31, 2025
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$2,413	$2,445	$2,417	$2,459
BCOP Credit Facility	Level 3	751	764	859	872
Vistra Zero Term Loan B Facility	Level 2	687	691	687	688
Vistra Operations Senior Notes	Level 2	14,851	15,030	12,620	12,955
Energy Harbor Revenue Bonds	Level 2	416	424	416	433
Equipment Financing Agreements	Level 3	45	46	45	45
Forward Repurchase Obligation	Level 3	641	641	632	632

The fair value of our debt categorized as level 2 is based on observable market prices in less active markets. The fair value of our debt categorized as level 3 is based on security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values.

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

The following table summarizes the changes to our current and noncurrent ARO liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total
	(in millions)
Liability at beginning of period	$3,374	$842	$4,216	$3,240	$838	$4,078
Additions:
Accretion (a)	41	4	45	37	11	48
Adjustment for change in estimates (b)	—	(14)	(14)	—	(33)	(33)
Reductions:
Payments	—	(16)	(16)	—	(20)	(20)
Liability at end of period	3,415	816	4,231	3,277	796	4,073
Less amounts due currently	—	(185)	(185)	—	(136)	(136)
Noncurrent liability at end of period	$3,415	$631	$4,046	$3,277	$660	$3,937
____________
(a)For the three months ended March 31, 2026 and 2025, nuclear plant decommissioning accretion includes $25 million and $23 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $16 million and $14 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)There is a corresponding non-cash change in property, plant, and equipment related to land, reclamation, coal ash, and other ARO adjustments of $(14) million and $15 million for the three months ended March 31, 2026 and 2025, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

As of March 31, 2026 and December 31, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.855 billion and $1.838 billion, respectively, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.533 billion and $2.589 billion, respectively. As of March 31, 2026 and December 31, 2025, the difference between the carrying value of the ARO and the NDT represents a regulatory liability of $678 million and $751 million, respectively, recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

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

15.    COMMITMENTS AND CONTINGENCIES

Letters of Credit, Surety Bonds, and Collateral Support Obligation

Letters of Credit — As of March 31, 2026, we had outstanding letters of credit totaling $3.737 billion as follows:

•$3.189 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions and $863 million of collateral postings with ISOs/RTOs;
•$304 million to support battery and solar development projects;
•$110 million to support ASAOC requirements with the EPA (see Note 8 for additional information);
•$86 million to support our REP financial requirements with the PUCT;
•$25 million to support executory contracts and insurance agreements; and
•$23 million for other credit support requirements.

Surety Bonds — Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations under various contracts and legal obligations in the normal course of business. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Our liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. As of March 31, 2026, we had outstanding surety bonds totaling $978 million, including $81 million with ISOs/RTOs.

Collateral Support Obligation — The RCT has rules in place to assure that parties can meet their mining reclamation obligations. In September 2016, the RCT agreed to a collateral bond of up to $975 million to support Luminant's reclamation obligations. The collateral bond is effectively a first lien on all of Vistra Operations' assets (which ranks pari passu with the Vistra Operations Credit Facilities) that contractually enables the RCT to be paid (up to $975 million) before any other first-lien lenders in the event of a liquidation of our assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Dorrell Antitrust Litigation — In July 2025, an antitrust lawsuit was filed in the U.S. District Court for the District of Maryland (Maryland District Court) against Human Resources Consultants, LLC, Accelerant Technologies, Constellation Energy Corporation and 25 other companies, including Vistra Corp. and Luminant Generation Company, LLC. Plaintiffs allege that since at least May 2003, the defendants exchanged confidential compensation information and conspired to fix and suppress compensation of all persons employed in nuclear power generation in violation of federal antitrust law. In October 2025, motions to dismiss these claims were filed and the Plaintiffs amended their lawsuit. In December 2025, motions to dismiss these amended claims were filed, and the Maryland District Court will hear argument on these motions on May 13, 2026. We believe we have strong defenses to this lawsuit and intend to defend against this case vigorously.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Winter Storm Uri Legal Proceedings

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, and the Texas Attorney General initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury, wrongful death, and insurance lawsuits related to Winter Storm Uri have been filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. These cases were transferred to a single multi-district litigation (MDL) pretrial judge for all pretrial proceedings. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In December 2023, the First Court of Appeals in Houston, Texas (First Court of Appeals) in a unanimous decision granted our mandamus petition and instructed the MDL court to grant the motions to dismiss in full filed by the generator defendants. In January 2025, the plaintiffs petitioned the Supreme Court of Texas to review that decision and filed their opening brief in September 2025. On March 30, 2026, the Supreme Court of Texas denied the plaintiffs' mandamus allowing the First Court of Appeals decision to stand, requiring the MDL court to grant the generators' motions to dismiss the plaintiffs' remaining claims against the generator defendants. The plaintiffs have been granted an extension of time to request the Supreme Court of Texas to reconsider that denial until May 13, 2026.

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

The EPA is providing control and oversight of clean up and remediation efforts on the site. In July 2025, we entered into an ASAOC with the EPA that requires us to perform certain activities, which primarily include battery removal and disposal, building demolition, and air and water monitoring at the Moss Landing 300 site. By entering into this ASAOC, we will conduct these activities under the EPA's oversight. See Note 8 for additional information including costs incurred through March 31, 2026 and estimated future costs to be incurred related to these activities.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Greenhouse Gas Emissions (GHG)

In May 2024, the EPA published a final GHG rule that repealed the Affordable Clean Energy (ACE) rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups, and companies were filed in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. Oral argument on the merits of the legal challenges to the rule was held in December 2024 before the D.C. Circuit Court. The D.C. Circuit Court has granted the EPA's motion for an abeyance of the case and status reports are due at 90-day intervals. In June 2025, the EPA published a proposed repeal of GHG emission standards for fossil fuel-fired electric generation units, which could moot this case if the proposal is finalized and would result in no further federal regulation of GHGs at electric generating units. Additionally, in February 2026, the EPA issued a rule that repeals the agency's prior 2009 endangerment finding for all GHG emission standards for light-, medium-, and heavy-duty vehicles. The rescission of the endangerment finding does not impact power plants, however, the EPA has also stated that, for other rules that have relied on the endangerment finding, it intends to initiate other rulemakings to address any overlapping issues. Several environmental groups have filed a challenge to the EPA's repeal of the endangerment finding in the D.C. Circuit Court.

Cross-State Air Pollution Rule (CSAPR) and Good Neighbor Plan

In October 2015, the EPA revised the primary and secondary ozone National Ambient Air Quality Standards (NAAQS) to lower the eight-hour standard for ozone emissions during ozone season (May to September), and, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA, which was then disapproved by the EPA in February 2023. The State of Texas, Luminant, certain trade groups, and others challenged that disapproval in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In March 2025, the Fifth Circuit Court denied those petitions for review, but we and the State of Texas have filed petitions for rehearing of that decision. In March 2026, instead of granting our petitions for rehearing en banc, the Fifth Circuit Court panel has withdrawn its prior opinion and substituted it with a new opinion, which vacates the disapproval of Texas's plan and remands it back to the EPA. We do not expect any near-term impact to Texas sources from this decision. Based on recent pronouncements from the Trump administration, the new EPA is reevaluating its approach to these Good Neighbor SIPs in general.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

In December 2025, the EPA finalized additional revisions to the ELG rule, including extending certain compliance deadlines under the 2024 ELG rule. Those deadlines would generally apply to facilities that had not already utilized the retirement provisions in the 2020 ELG rule, which our company had utilized. In addition, the rule authorizes a process for states to extend the 2028 retirement deadline that was finalized as part of the 2020 ELG rule in the event market conditions would not support retirement of a facility. We are currently evaluating this rule and the impact, if any, it might have on our announced plans to retire our remaining coal generation facilities in Illinois and Ohio by 2028 given that those facilities are under separate existing regulatory requirements to close by then. Several environmental groups have recently challenged that rule. An additional proposed rule that would further revise the ELG rule was received at the Office of Management and Budget (OMB) on March 9, 2026.

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

Prior to the November 2020 deadline to seek extensions, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. On November 25, 2025, the EPA proposed a rule that would extend the 2028 closure date to 2031. We submitted comments on that proposal in February 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only unit which we believe qualify as a legacy CCR surface impoundment and given our closure plan for that site we do not believe the rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. Because facility evaluation reports will determine our unit-specific compliance obligations, we cannot determine them at this time. In August 2024, we, along with USWAG, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court. In February 2025, the D.C. Circuit Court granted an unopposed motion filed by the Department of Justice on behalf of the EPA, holding the litigation in abeyance while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. In February 2026, the EPA issued a final rule for the CCRMU provisions of the rule extending the deadlines for the Facility Evaluation Reports (FER) to 2027, groundwater monitoring to 2031, and closure requirements to 2032. The EPA has requested to keep the challenge to the rule addressing CCRMUs and legacy impoundments in abeyance.

On April 13, 2026, the EPA issued a proposed rule that would rescind all CCRMU requirements. The proposed rule would also make additional changes to the CCR rule as a whole, including provisions that would allow the permit authority to make site-specific determinations regarding the appropriate point-of-compliance for groundwater monitoring, site-specific cleanup levels, and appropriateness of certain closure requirements. The proposal would also amend the definition of beneficial use. Comments on the proposal are due on June 12, 2026.

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

At our retired Vermilion facility, in June 2021, we entered into an agreed interim consent order with the Illinois Attorney General and the Vermilion County State Attorney in which DMG is required to evaluate the closure alternatives under the requirements of the Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion river and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in the condensed consolidated balance sheets (see Note 14 for additional information).

In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities' CCR surface impoundments. We are addressing these CCR surface impoundments in accordance with the federal CCR rule.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In July 2019, coal ash disposal and storage legislation in Illinois was enacted. The legislation addresses state requirements for the proper closure of coal ash ponds in the state of Illinois. The law tasks the IEPA and the Illinois Pollution Control Board to set up a series of guidelines, rules, and permit requirements for closure of ash ponds. Under the final rule, which was finalized and became effective in April 2021, coal ash impoundment owners would be required to submit a closure alternative analysis to the IEPA for the selection of the best method for coal ash remediation at a particular site. The rule does not mandate closure by removal at any site. In October 2021, we filed operating permit applications for 18 impoundments as required by the Illinois coal ash rule, and filed construction permit applications for three of our sites in January 2022 and five of our sites in July 2022. One additional closure construction application was filed for our Baldwin facility in August 2023. In 2025, we filed construction permit applications (or supplemented prior operating permit applications) to cover corrective action activities at 11 impoundments across our Illinois fleet.

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

16.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2280 and $0.2235 for the three months ended March 31, 2026 and 2025, respectively.

In April 2026, the Board declared a quarterly dividend of $0.2290 per share of common stock that will be paid in June 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Amount Authorized for Share Repurchases
(in billions)
Board Authorization Dates:
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at March 31, 2026	$7.75

The following table provides information about our repurchases of common stock for the period between January 1, 2026 and May 1, 2026:

	$7.750 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2026 (a)	2,373,546	$159.82	$379	$1,621
April 1, 2026 through May 1, 2026	912,690	157.30	144
January 1, 2026 through May 1, 2026 (a)	3,286,236	$159.12	$523	$1,477
____________
(a)Shares repurchased include 57,811 and 48,235, respectively, of unsettled shares for $9 million and $8 million, respectively, as of March 31, 2026 and May 1, 2026, respectively.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Each series of preferred stock has a liquidation price of $1,000, plus accrued and unpaid dividends through their redemption date. Preferred stock is not convertible into or exchangeable for any other securities of the Company and has limited voting rights.

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Preferred Stock Series	2026	2025
Series C Preferred Stock	$44.375	$44.375

In February 2026, the Board declared a semi-annual dividend of $40.000 per share on Series A Preferred Stock that was paid in April 2026. In April 2026, the Board declared a semi-annual dividend of $35.000 per share of Series B Preferred Stock that will be paid in June 2026 and a semi-annual dividend of $44.375 per share of Series C Preferred Stock that will be paid in July 2026.

17.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended March 31,
	2026	2025
	(in millions, except share data)
Net income (loss) attributable to Vistra	$1,029	$(268)
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)
Less cumulative dividends attributable to Series B Preferred Stock	(18)	(18)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	(11)
Net income (loss) attributable to common stock — basic and diluted	$980	$(317)
Weighted average shares of common stock outstanding:
Basic	337,823,560	339,799,989
Dilutive securities: Stock-based incentive compensation plan	4,033,214	—
Diluted	341,856,774	339,799,989
Net income (loss) per weighted average share of common stock outstanding:
Basic	$2.90	$(0.93)
Diluted	$2.87	$(0.93)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 155,297 and 8,582,267 shares for the three months ended March 31, 2026 and 2025, respectively.

18.    SEGMENT INFORMATION

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2025 Form 10-K. Our CODM uses more than one measure to assess segment performance, but primarily focuses on Adjusted EBITDA. While we believe this is a useful metric in evaluating operating performance, it is not a metric defined by U.S. GAAP and may not be comparable to non-GAAP metrics presented by other companies. Adjusted EBITDA is most comparable to consolidated Net income (loss) prepared based on U.S. GAAP. The CODM uses net income in competitive analysis by benchmarking to the Company's competitors and evaluating drivers of segment profits available to the Company's equity holders. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at market prices. Certain shared services costs are allocated to the segments. Substantially all income tax (expense) benefit is recognized in Corporate and Other.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2026
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$3,689	$2,987	$2,260	$89	$6	$9,031
Reconciliation of consolidated operating revenues:
Corporate and Other						(3,391)
Total consolidated operating revenues						$5,640

Fuel, purchased power costs, and delivery fees (b)	(4,097)	(416)	(1,384)	(25)	—
Operating costs	(38)	(261)	(373)	(16)	(12)
Selling, general, and administrative expenses	(256)	(59)	(50)	(3)	(15)
Other segment items:
Depreciation and amortization	(10)	(174)	(265)	(14)	(3)
Interest expenses and related charges	(13)	14	22	3	—
Other (c)	1	—	(34)	—	4
Total reportable segment net income (loss)	$(724)	$2,091	$176	$34	$(20)	$1,557
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(528)
Corporate and Other — income tax expense						183
Total consolidated income before income taxes						$1,212

Capital expenditures, excluding growth expenditures	$3	$219	$124	$26	$—	$372
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						204
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$576
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $36 million and $90 million, respectively, in the Texas and East segments.
(c)Other includes other deductions, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$3,168	$210	$1,380	$157	$4	$4,919
Reconciliation of consolidated operating revenues:
Corporate and Other						(986)
Total consolidated operating revenues						$3,933

Fuel, purchased power costs, and delivery fees (b)	(1,712)	(497)	(1,172)	(52)	—
Operating costs	(40)	(258)	(327)	(12)	(56)
Selling, general, and administrative expenses	(243)	(41)	(58)	(2)	(17)
Other segment items:
Depreciation and amortization	(23)	(150)	(316)	(15)	1
Interest expenses and related charges	(18)	14	12	1	(1)
Other (c)	—	2	(9)	—	1
Total reportable segment net income (loss)	$1,132	$(720)	$(490)	$77	$(68)	$(69)
Reconciliation to consolidated loss before income taxes:
Corporate and Other — net loss						(199)
Corporate and Other — income tax benefit						(176)
Total consolidated loss before income taxes						$(444)

Capital expenditures, excluding growth expenditures	$3	$264	$177	$30	$—	$474
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						234
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$708
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $31 million and $80 million, respectively, in the Texas and East segments.
(c)Other includes other deductions, net.

VISTRA CORP.
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1. Financial Statements.

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

Iran Conflict

We are monitoring the conflict involving the United States, Israel, and Iran and related instability in the Middle East, including the potential for further escalation and disruption. Although the Company does not conduct operations in the affected region, prolonged or expanded instability could indirectly affect the Company through broader macroeconomic and commodity-market impacts, including changes in natural gas and power prices, supply-chain disruptions, construction delays, increased inflationary pressures, and capital-market volatility, which could impact our future results of operations. See Factors Affecting Our Financial Condition and Results of Operations — Commodity Prices for additional information on our commodity hedging strategy and estimated hedging levels for the balance of 2026 and 2027.

Russia/Ukraine Conflict

We are monitoring developments in the Russia and Ukraine conflict, specifically sanctions (or potential sanctions) against Russian nuclear fuel supply and enrichment activities which may further impact commodity prices in Europe and globally. The Prohibiting Russian Uranium Imports Act (PRUI Act), which was signed into law on August 11, 2024, prohibits importation of Russian uranium; however, the Department of Energy can issue waivers (subject to decreasing annual caps) until December 31, 2027 if there is no alternate source of low-enriched uranium available to keep U.S. nuclear reactors operating or is in the national interest. Additionally, passage of the PRUI Act enabled the allocation of $2.72 billion in federal funding to ramp up production of domestic uranium fuel. On November 15, 2024, the Russian Federation temporarily suspended shipments of uranium to the U.S., stating that they would grant future export licenses on a case-by-case basis.

Our 2026 and 2027 refueling plans have not been affected by the Russia and Ukraine conflict, nor have we seen any disruption to the delivery of nuclear fuel impacting our refueling schedules. All nuclear fuel requirements for 2026 and 2027 is onshore and in our inventory. We work with a diverse set of global nuclear fuel cycle suppliers to procure our nuclear fuel years in advance. We have nuclear fuel contracted to support all our refueling needs through 2030 without any additional Russian deliveries. We continue to take affirmative action by building strategic inventory and deploying mitigating strategies in our procurement portfolio to ensure we can secure the nuclear fuel needed to continue to operate our nuclear facilities through potential Russian supply disruption.

VISTRA CORP.
Noteworthy Developments

Collateral Release

On December 2, 2025, S&P upgraded Vistra Operations' issuer credit rating from BB+ to BBB- and revised its outlook from Positive to Stable, and on March 20, 2026, S&P upgraded the Senior Unsecured Notes rating from BB+ to BBB-. On March 16, 2026, Fitch upgraded Vistra Operations' issuer default rating and the Senior Unsecured Notes rating from BB+ to BBB- and revised its outlook from Positive to Stable. As a result of these investment-grade ratings and the satisfaction of certain other conditions specified in the Vistra Operations Senior Secured Indenture, an investment grade event was deemed to have occurred, and the liens on the collateral securing the Senior Secured Notes were automatically terminated and released in full on April 2, 2026 (Collateral Release).

The Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes. The Collateral Release is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

Additionally, Vistra Operations repaid $2.444 billion in outstanding borrowings under the Term Loan B-3 facility in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Commodity-Linked Credit Agreement releasing all liens securing the Vistra Operations Credit Facilities and the Vistra Operations Commodity-Linked Credit Facility (Credit Facility Collateral Suspension). The Credit Facility Collateral Suspension is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

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

VISTRA CORP.
Consummation of the Cogentrix Transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals, including approvals of FERC and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Cogentrix Transaction is expected to close in the second half of 2026.

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

The aggregate purchase price consisted of a base purchase price of $1.9 billion, subject to certain customary adjustments, including the acquired companies' working capital, cash, indebtedness, and certain other adjustments. Vistra Operations funded the Lotus Acquisition with a combination of cash and the assumption of the acquired companies' indebtedness which consisted of a senior secured credit facility, including an existing term loan with approximately $800 million principal outstanding, which reduced the cash consideration payable at closing. Cash consideration payable at closing, excluding adjustments for the acquired companies' working capital, cash, and certain other adjustments of $137 million, was $1.1 billion. See Note 2 to the Financial Statements for additional information.

Comanche Peak Power Purchase Agreement

In September 2025, Vistra announced that we entered into a 20-year PPA (with options to extend for up to an additional 20 years) with AWS, pursuant to which we agreed to supply AWS 1,200 MW of carbon-free power from the Comanche Peak Nuclear Power Plant. Vistra anticipates power delivery to begin in the fourth quarter of 2027 and ramp to full capacity by 2032.

Nuclear Plant License Renewal

In July 2025, our application for license renewal at our Perry Nuclear Plant was approved by the NRC. The license now extends through 2046.

OBBBA and CAMT

In July 2025, the legislation known as the OBBBA was signed into law and we have accounted for the effects in our consolidated financial statements. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and increases in the limitation of interest deductibility. Certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future year periods, however the legislation did not have a material impact on our consolidated financial statements. We do not expect Vistra to be subject to the corporate alternative minimum tax (CAMT) in the 2026 tax year. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes.

Moss Landing 300 Incident

On January 16, 2025, we detected a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. No injuries occurred due to the fire or the Company's response. See Note 8 to the Financial Statements for additional information.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote-off the unit's net book value of less than $1 million to depreciation expense in December 2024. The unit returned to service in February 2026. See Note 8 to the Financial Statements for additional information.

VISTRA CORP.
Planned Gas-Fueled Dispatchable Power in ERCOT

In May 2024, we announced our intention to add up to 2,000 MW of dispatchable, natural gas-fueled electricity capacity in west, central, and north Texas consisting of the following projects:

•Building up to 860 MW of advanced simple-cycle peaking plants to be located in west Texas to support the increasing power needs of the region, including the state's oil and gas industry. Early development work is underway on this project which we anticipate will be online in 2028.
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

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies, and a first-time stand-alone battery storage ITC. The IRA also implements a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 MWh, subject to an annually inflated gross-receipts based phase out. As discussed in Note 5 to the Financial Statements in our 2025 Form 10-K, we recognized transferable nuclear PTC revenues of $220 million and $545 million in the years ended December 31, 2025 and 2024, respectively. U.S. Treasury regulations are expected to further define the scope of the legislation in many important respects, including interpretive guidance on the definition of gross receipts for the nuclear PTC. Any interpretive guidance on the definition of gross receipts that differs from the interpretation used in our estimates could result in a material change to PTC revenues recorded in 2024 and 2025 and would be reflected as a change in estimate in the period in which the guidance is received.

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

Wholesale electricity prices generally move with natural gas prices, except in certain circumstances, such as when ERCOT power prices increase significantly during extreme weather events due to generation scarcity. Because natural gas prices are volatile, the operating costs of our natural gas‑fueled generation facilities can also be volatile. While changes in natural gas prices do not materially affect the cost of generation at our nuclear‑, lignite‑, and coal‑fueled facilities, such changes generally influence electricity prices and, therefore, the operating margins of these facilities. Other factors that may affect electricity prices include fuel costs, load growth, regional generation supply, weather conditions, competitive dynamics, emerging technologies, and macroeconomic and regulatory developments.

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

VISTRA CORP.
Due to our exposure to variability in natural gas prices and Market Heat Rates, retail sales and hedging activities are critical to our operating results and cash flow stability. Our integrated power generation and retail electricity business provides flexibility to hedge our generation position by utilizing retail markets as an effective sales channel. As we entered the 2025 and 2026 calendar years, substantially all of our expected generation volumes for these years were hedged. This disciplined hedging strategy supports margin protection and contributes to more stable and predictable earnings.

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

The table below summarizes the average around-the-clock settled prices for the periods presented and does not necessarily reflect prices we realized or costs we incurred.

	Three Months Ended March 31,
	2026	2025
Average Power Price ($/MWh):
ERCOT North Hub	$32.18	$30.91
ERCOT West Hub	$29.56	$30.13
PJM AEP Dayton Hub	$70.66	$47.91
PJM Northern Illinois Hub	$51.08	$35.19
PJM Western Hub	$97.41	$53.91
MISO Indiana Hub	$67.25	$44.84
ISONE Massachusetts Hub	$117.31	$102.77
New York Zone A	$100.48	$68.63
CAISO NP15	$29.01	$40.89
Average Natural Gas Price ($/MMMBtu)
NYMEX Henry Hub	$4.90	$4.28
Houston Ship Channel	$3.26	$3.46
Permian Basin	$(1.05)	$1.83
Dominion South	$4.73	$3.74
Tetco ELA	$4.91	$4.06
Chicago Citygate	$5.34	$4.00
Tetco M3	$9.61	$6.42
Algonquin Citygates	$14.08	$11.83
PG&E Citygate	$2.07	$3.71

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of March 31, 2026 were as follows:

	Balance of 2026	2027
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	98%	68%
Natural Gas Generation:
Texas	100%	59%
East	99%	90%
West	100%	56%

VISTRA CORP.
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

To illustrate the impact of weather variability on our operating results, the following table presents cooling and heating degree days relative to normal levels by segment in the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	Retail		Texas		East		West
	2026	2025	2026	2025	2026	2025	2026	2025
Weather - percent of normal (a):
Heating degree days	73%	105%	77%	113%	107%	101%	64%	124%
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

VISTRA CORP.
Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,689	$2,987	$2,260	$89	$6	$(3,391)	$5,640
Fuel, purchased power costs, and delivery fees	(4,097)	(416)	(1,384)	(25)	—	3,392	(2,530)
Operating costs	(38)	(261)	(373)	(16)	(12)	—	(700)
Depreciation and amortization	(10)	(174)	(265)	(14)	(3)	(18)	(484)
Selling, general, and administrative expenses	(256)	(59)	(50)	(3)	(15)	(44)	(427)
Operating income (loss)	(712)	2,077	188	31	(24)	(61)	1,499
Other income (deductions), net	1	—	(34)	—	4	5	(24)
Interest expense and related charges	(13)	14	22	3	—	(289)	(263)
Income (loss) before income taxes	(724)	2,091	176	34	(20)	(345)	1,212
Income tax expense	—	—	—	—	—	(183)	(183)
Net income (loss)	$(724)	$2,091	$176	$34	$(20)	$(528)	$1,029
Income tax expense	—	—	—	—	—	183	183
Interest expense and related charges (a)	13	(14)	(22)	(3)	—	289	263
Depreciation and amortization (b)	10	211	355	14	3	18	611
EBITDA before Adjustments	(701)	2,288	509	45	(17)	(38)	2,086
Unrealized net (gain) loss resulting from commodity hedging transactions	765	(1,722)	225	9	—	—	(723)
Purchase accounting impacts	—	—	(1)	—	—	—	(1)
Non-cash compensation expenses	—	—	—	—	—	32	32
Transition and merger expenses	(1)	—	—	—	—	12	11
Insurance income (c)	—	—	—	—	(6)	—	(6)
Decommissioning-related activities (d)	—	4	60	—	2	—	66
Other, net	5	16	8	2	2	(23)	10
Adjusted EBITDA	$68	$586	$801	$56	$(19)	$(17)	$1,475
____________
(a)Corporate and Other includes $16 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $36 million and $90 million, respectively, in the Texas and East segments.
(c)Includes revenues from Moss Landing Incident business interruption proceeds in the Asset Closure segment.
(d)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,168	$210	$1,380	$157	$4	$(986)	$3,933
Fuel, purchased power costs, and delivery fees	(1,712)	(497)	(1,172)	(52)	—	986	(2,447)
Operating costs	(40)	(258)	(327)	(12)	(56)	—	(693)
Depreciation and amortization	(23)	(150)	(316)	(15)	1	(19)	(522)
Selling, general, and administrative expenses	(243)	(41)	(58)	(2)	(17)	(30)	(391)
Operating income (loss)	1,150	(736)	(493)	76	(68)	(49)	(120)
Other income (deductions), net	—	2	(9)	—	1	1	(5)
Interest expense and related charges	(18)	14	12	1	(1)	(327)	(319)
Impacts of Tax Receivable Agreement	—	—	—	—	—	—	—
Income (loss) before income taxes	1,132	(720)	(490)	77	(68)	(375)	(444)
Income tax benefit	—	—	—	—	—	176	176
Net income (loss)	$1,132	$(720)	$(490)	$77	$(68)	$(199)	$(268)
Income tax benefit	—	—	—	—	—	(176)	(176)
Interest expense and related charges (a)	18	(14)	(12)	(1)	1	327	319
Depreciation and amortization (b)	23	181	396	15	(1)	19	633
EBITDA before Adjustments	1,173	(553)	(106)	91	(68)	(29)	508
Unrealized net (gain) loss resulting from commodity hedging transactions	(997)	1,030	567	(32)	(1)	—	567
Purchase accounting impacts	—	—	14	—	—	—	14
Non-cash compensation expenses	—	—	—	—	—	21	21
Transition and merger expenses	—	—	1	—	—	17	18
Decommissioning-related activities (c)	—	5	35	—	46	—	86
Other, net	8	8	3	3	(1)	(19)	2
Adjusted EBITDA	$184	$490	$514	$62	$(24)	$(10)	$1,216
____________
(a)Corporate and Other includes $48 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $31 million and $80 million, respectively, in the Texas and East segments.
(c)Includes, NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
Net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased by $1.297 billion. Adjusted EBITDA for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased by $259 million. The primary drivers for the increase in net income and the increase in Adjusted EBITDA include:

Three Months Ended March 31, 2026 Compared to 2025
(in millions)
Favorable change in realized revenue net of fuel driven primarily by higher realized capacity prices in East, energy margins in Texas, and the addition of plants acquired in the Lotus Acquisition	$445
Unfavorable retail margins driven by increase in excess volumes sold at lower wholesale prices	(79)
Unfavorable change in retail customer consumption due to weather	(23)
Increase in plant operating costs due primarily to higher maintenance and outage costs and the addition of plants acquired in the Lotus Acquisition	(57)
Change in SG&A and other primarily due to higher technology, legal, and retail selling costs	(27)
Change in Adjusted EBITDA	$259
Change in depreciation and amortization, including nuclear fuel amortization	22
Change in unrealized net gains (losses) resulting from commodity hedging transactions	1,290
Increase in insurance income	6
Decommissioning related activities	20
Other (including interest expenses and income tax expense)	(300)
Change in Net income (loss)	$1,297

Results of Operations by Segment

The following section presents the results of operations and net income of Vistra's reportable business segments. See Note 18 of the Financial Statements for a discussion of the Company's segments as defined under the accounting standards for segment reporting.

Retail

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss)	$(724)	$1,132
Adjusted EBITDA	$68	$184
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	15,904	17,965
Sales volumes in Northeast/Midwest	14,205	15,358
Total retail electricity sales volumes	30,109	33,323

Retail net income decreased due to a $1.762 billion increase in unrealized mark-to-market losses on commodity derivative positions and a decrease in retail margins primarily due to an increase in excess volumes sold at lower wholesale prices and a decrease in customer consumption due to weather.

VISTRA CORP.
Texas

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss)	$2,091	$(720)
Adjusted EBITDA	$586	$490
Production volumes (GWh):
Natural gas facilities	9,259	9,145
Lignite and coal facilities	5,420	5,437
Nuclear facilities	5,224	5,229
Solar facilities	234	162
Capacity factors:
CCGT facilities	49.8%	48.1%
Lignite and coal facilities	52.1%	56.0%
Nuclear facilities	100.8%	100.9%

Texas net income increased primarily due to a $2.752 billion increase in unrealized mark-to-market gains on commodity derivative positions and higher energy margins.

East

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss)	$176	$(490)
Adjusted EBITDA	$801	$514
Production volumes (GWh):
Natural gas facilities	17,450	14,642
Lignite and coal facilities	4,414	5,174
Nuclear facilities	8,044	7,679
Solar facilities	55	44
Capacity factors:
CCGT facilities	61.5%	63.2%
Lignite and coal facilities	52.0%	61.0%
Nuclear facilities	92.0%	87.9%

East net income increased primarily due to a $342 million decrease in unrealized mark-to-market losses on commodity derivative positions, higher realized capacity prices and the addition of plants acquired in the Lotus Acquisition.

West

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$34	$77
Adjusted EBITDA	$56	$62
Production volumes (GWh):
Natural gas facilities	387	502
Capacity factors:
CCGT facilities	16.8%	22.7%

VISTRA CORP.
West net income decreased primarily due a $41 million increase in unrealized mark-to-market losses on commodity derivative positions.

Asset Closure Segment

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net loss	$(20)	$(68)

Asset Closure net loss decreased primarily due to costs associated with the Moss Landing Incident, net of insurance recoveries, recognized in the three months ended March 31, 2025.

Disaggregated Consolidated Statement of Operations Results

Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating revenues	$5,640	$3,933

Operating revenues increased primarily due to a $1.149 billion increase in unrealized mark-to-market gains on commodity derivative positions, higher wholesale capacity and energy revenues and the addition of plants acquired in the Lotus Acquisition.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Fuel, purchased power costs, and delivery fees	$(2,530)	$(2,447)

Fuel, purchased power costs, and delivery fees increased primarily due to a $246 million increase in realized fuel costs partially due to the addition of plants acquired in the Lotus Acquisition, partially offset by a $141 million increase in unrealized mark-to-market gains on commodity derivative positions.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating costs	$(700)	$(693)

Operating costs increased primarily due to higher maintenance and outage costs and the addition of plants acquired in the Lotus Acquisition, partially offset by costs associated with the Moss Landing Incident, net of insurance recoveries, recognized in the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Depreciation and amortization	$(484)	$(522)

Depreciation and amortization decreased primarily due to the absence of depreciation and amortization expense recorded for the Moss Landing 300 and 100 MW battery projects and Retail customer relationship intangible assets during the three months ended March 31, 2026 and other one-time retirements recorded in the three months ended March 31, 2025, partially offset by the addition of plants acquired in the Lotus Acquisition.

VISTRA CORP.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Selling, general, and administrative expenses	$(427)	$(391)

Selling, general, and administrative expenses increased primarily due to an increase in technology and legal costs of $13 million, stock based compensation expense of $11 million and retail selling costs of $5 million.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Other deductions, net	$(24)	$(5)

Other deductions, net increased due to higher NDT net losses of $24 million consisting of unrealized losses on investments of $95 million partially offset by realized income of $71 million.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Interest expense and related charges	$(263)	$(319)

Interest expense and related charges decreased primarily due to a $64 million increase in unrealized mark-to-market gains on interest rate swaps.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income tax benefit (expense)	$(183)	$176
Effective tax rate	15.1%	39.6%

Income tax benefit (expense) decreased primarily due to an increase in pre-tax income.

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

VISTRA CORP.
Sources and Uses of Cash

	Three Months Ended March 31,
	2026	2025	Change
	(in millions)
Net cash provided by operating activities	$1,199	$599	$600
Net cash used in investing activities	$(638)	$(1,061)	$423
Net cash used in financing activities	$(706)	$(164)	$(542)

Operating Cash Flows

The change in net cash provided by operating activities was primarily driven by (i) increased realized revenue net of fuel driven primarily by higher realized capacity prices and energy margins, (ii) increase in realized revenue net of expenses from the addition of plants acquired in the Lotus Acquisition and (iii) a $284 million increase in net margin deposits as $67 million in net margin deposits supporting our hedging strategy were returned for the three months ended March 31, 2026 as compared to $217 million in net margin deposits posted for the three months ended March 31, 2025.

Investing Cash Flows

The change in net cash used in investing activities is primarily driven by (i) $247 million in lower net purchases of environmental allowances in 2026 and (ii) $186 million of insurance proceeds received in 2026 for recovery of damaged property, plant, and equipment associated with the Moss Landing Incident.

Financing Cash Flows

Our significant financing activities during the three months ended March 31, 2026 and 2025 are as follows:

•For the three months ended March 31, 2026, we (i) repaid $1.8 billion under the Vistra Operations Credit Facilities and the Commodity-Linked Facility, (ii) repaid $475 million under the accounts receivable financing facilities, (iii) paid $372 million to repurchase common stock, and (iv) paid $98 million in dividends to common and preferred shareholders. For the three months ended March 31, 2026, we issued $2.25 billion in senior secured notes.
•For the three months ended March 31, 2025, we paid $337 million to repurchase common stock and $104 million in dividends to common and preferred shareholders. For the three months ended March 31, 2025, we borrowed $332 million under the accounts receivable financing facilities.

Liquidity

The following table summarizes changes in available liquidity for the three months ended March 31, 2026:

	March 31, 2026	December 31, 2025	Change
	(in millions)
Cash and cash equivalents (a)	$634	$785	$(151)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	2,126	1,996	130
Vistra Operations — Commodity-Linked Facility (c)	1,413	2	1,411
Total available liquidity (d)(e)	$4,173	$2,783	$1,390
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Sources and Uses of Cash above for details of the decrease in cash and cash equivalents for the three months ended March 31, 2026.
(b)The increase in availability for the three months ended March 31, 2026 was driven by a $380 million decrease in cash borrowings, partially offset by a $250 million increase in letters of credit outstanding under the facility.
(c)As of March 31, 2026 and December 31, 2025, the borrowing bases were less than the facility limit of $1.75 billion. As of March 31, 2026, available capacity reflects the borrowing base of $1.413 billion and no cash borrowings. As of December 31, 2025, available capacity reflects the borrowing base of $1.422 billion and $1.420 billion in cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 11 to the Financial Statements for additional information.

VISTRA CORP.
(e)Excludes any additional letters of credit that may be issued under the Secured LOC Facilities or the Alternative LOC Facilities. See Note 11 to the Financial Statements for additional information.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the consummation of the Cogentrix Transaction, the maturity of 2026 and 2027 debt obligations, including the 5.050% Senior Notes due December 2026 and 3.7000% Senior Notes due January 2027, and the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision discussed in Note 11 to the Financial Statements.

In April 2026, Vistra Operations issued $4.0 billion aggregate principal amount of senior unsecured notes. Net proceeds totaling approximately $3.968 billion were used to repay or redeem existing indebtedness, including the $1.3 billion outstanding principal amount of 5.625% Senior Notes due 2027 and the $2.444 billion in outstanding borrowings under the Term Loan B-3 facility, and to pay fees and expenses related to the offering. Excess net proceeds will be used for general corporate purposes. See Note 11 to the Financial Statements for additional information.

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

As of March 31, 2026, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.516 billion in cash and Eligible Assets has been posted with counterparties as compared to $1.577 billion posted as of December 31, 2025;
•$11 million in cash has been received from counterparties as compared to $7 million received as of December 31, 2025;
•$3.189 billion in letters of credit has been posted with counterparties as compared to $2.489 billion posted as of December 31, 2025; and
•$48 million in letters of credit has been received from counterparties as compared to $162 million received as of December 31, 2025.

See Note 15 to the Financial Statements for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $9 million in federal income tax payments, $65 million in state income tax payments, and no material TRA payments, offset by $3 million in federal income tax refunds and $17 million in state tax refunds.

VISTRA CORP.
For the three months ended March 31, 2026, there were no federal income tax payments and $8 million in state income tax payments, offset by $2 million in state income tax refunds.

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

Critical Accounting Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact in the condensed consolidated financial statements may be material. The Company's critical accounting estimates are disclosed in our 2025 Form 10-K.

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

VISTRA CORP.
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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	(in millions)
Average VaR	$469	$224
High VaR	$491	$316
Low VaR	$442	$138

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

As of March 31, 2026, we have approximately $3.9 billion principal amount of variable rate debt consisting of the Vistra Operations Term Loan B-3 Facility, the BCOP Credit Facility and the Vistra Zero Term Loan B Facility (see Note 11 to the Financial Statements for additional information). We have entered into net notional interest rate swaps that will hedge $2.3 billion of our exposure to Vistra Operations variable rate debt through December 2030 and $416 million of our project-level debt through October 2045 (see Note 12 to Financial Statements for additional information). As of March 31, 2026, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $12 million after taking into account the interest rate swaps.

In April 2026, Vistra Operations repaid $2.444 billion in outstanding borrowings under the Term Loan B-3 facility and settled and terminated all of Vistra Operation's interest rate swaps which does not result in a material change to the potential reduction of annual pre-tax earnings disclosed above.

VISTRA CORP.
Credit Risk

Our primary concentration of credit risk is associated with the collection of receivables resulting from sales to retail customers and the risk of a counterparty's failure to meet its obligations under derivative contracts. We minimize our exposure to credit risk by evaluating potential counterparties, monitoring ongoing counterparty risk and assessing overall portfolio risk. This includes review of counterparty financial conditions, current and potential credit exposures, credit rating and other quantitative and qualitative credit criteria. We also employ certain risk mitigation practices, including utilization of standardized master agreements that provide for netting and setoff rights, as well as credit enhancements such as margin deposits and customer deposits, letters of credit, parental guarantees and surety bonds. See Note 12 to the Financial Statements for additional information.

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets (liabilities) arising from commodity contracts and hedging and trading activities totaled $2.317 billion as of March 31, 2026. Including collateral posted to us by counterparties, our net exposure was $2.258 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of March 31, 2026. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	March 31, 2026
	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$1,565	$4	$1,569	$47	$1,522
Texas, East, West, and Asset Closure segments:
Investment grade	$179	$433	$612	$8	$604
Below investment grade or no rating	37	99	136	4	132
Texas, East, West, and Asset Closure segments	$216	$532	$748	$12	$736
Total	$1,781	$536	$2,317	$59	$2,258

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with one counterparty, which represented an aggregate $298 million, or 40%, of our total net exposure of our wholesale segments as of March 31, 2026. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparty.

VISTRA CORP.
Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Commodity contract net liability as of January 1	$(2,576)	$(1,459)
Mark-to-market adjustments:
Settlements/termination of positions (a)	331	189
Changes in fair value of positions in the portfolio (b)	392	(756)
Net gain (loss) associated with mark-to-market accounting	723	(567)
Other activity (c)	(25)	5
Commodity contract net liability as of March 31	$(1,878)	$(2,021)
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
(c)Primarily represents changes in fair value of positions due to receipt or payment of cash not reflected in unrealized gains or losses. Amounts are generally related to premiums related to options purchased or sold as well as certain margin deposits classified as settlement for certain transactions executed on the CME.

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of March 31, 2026, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of March 31, 2026
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
	(in millions)
Prices actively quoted	$(672)	$(152)	$2	$1	$(821)
Prices provided by other external sources	(92)	(40)	(1)		(133)
Prices based on models	(123)	(248)	(242)	(311)	(924)
Total	$(887)	$(440)	$(241)	$(310)	$(1,878)

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) in effect at March 31, 2026. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VISTRA CORP.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 15 to the Financial Statements for additional information.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
January 1 - January 31, 2026	687,758	$163.57	687,758	$1,888
February 1 - February 28, 2026	695,747	$159.19	695,747	$1,777
March 1 - March 31, 2026	990,041	$157.67	990,041	$1,621
For the quarter ended March 31, 2026	2,373,546	$159.82	2,373,546	$1,621

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

Board Authorization Dates	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at March 31, 2026	$7.75

See Note 16 to the Financial Statements for additional information.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

VISTRA CORP.
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

Item 5.OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," except as set forth below. Following a review and discussion of the availability, operation, and increase in market use of 10b5-1 plans, and after consideration of the varying open trading windows that are available during a calendar year to enter into market transactions regarding Company securities and other factors, the following directors have adopted 10b5-1 plans.

On March 12, 2026, Scott Helm, a member of the Board of Directors of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a 10b5-1 Plan). The 10b5-1 Plan provides for the potential sale of up to 50,000 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on June 15, 2026 and will terminate on December 31, 2026, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On March 13, 2026, Gavin Baiera, a member of the Board of Directors of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 25,000 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on June 17, 2026 and will terminate on March 12, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On March 13, 2026, Paul Barbas, a member of the Board of Directors of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 488 shares of our common stock with the proceeds intended to cover an estimated amount of taxes due upon vesting of equity awards in 2026. The 10b5-1 Plan will become effective on June 12, 2026 and will terminate on December 31, 2026, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On March 16, 2026, Arcilia Acosta, a member of the Board of Directors of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 15,000 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on June 15, 2026 and will terminate on March 12, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On March 16, 2026, John R. Sult, a member of the Board of Directors of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 19,500 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on June 15, 2026 and will terminate on December 31, 2026, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

VISTRA CORP.
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

2.3	001-38086 Form 8-K (filed January 5, 2026)	2.1	—	Purchase and Sale Agreement, dated as of December 31, 2025, by and among Q-Generation Holdings, LLC, Vistra Operations Company LLC and Vistra Corp.

2.4	001-38086 Form 8-K (filed January 5, 2026)	2.2	—	Agreement and Plan of Merger, dated as of December 31, 2025, by and among Hamilton Holdings II, LLC, Vistra Operations Company LLC, TSVME LLC and Q-Generation Holdings, LLC

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

3.2	001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed January 27, 2026)	4.2	—	Twenty-Third Supplemental Indenture, dated as of January 22, 2026, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.2	001-38086 Form 8-K (filed January 27, 2026)	4.3	—	Form of Rule 144A Global Security for 4.700% Senior Secured Note due 2031 (included in Exhibit 4.2)

4.3	001-38086 Form 8-K (filed January 27, 2026)	4.4	—	Form of Rule 144A Global Security for 5.350% Senior Secured Note due 2036 (included in Exhibit 4.2)

4.4	001-38086 Form 8-K (filed January 27, 2026)	4.5	—	Form of Regulation S Global Security for 4.700% Senior Secured Note due 2031 (included in Exhibit 4.2)

4.5	001-38086 Form 8-K (filed January 27, 2026)	4.6	—	Form of Regulation S Global Security for 5.350% Senior Secured Note due 2036 (included in Exhibit 4.2)

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
4.6	**		—
Twenty-Fourth Supplemental Indenture for the 4.300% Senior Notes due 2029, 3.70% Senior Notes due 2027, 6.950% Senior Notes due 2033, 6.000% Senior Notes due 2034, 5.050% Senior Notes due 2026, 5.700% Senior Notes due 2034, 4.300% Senior Notes due 2028, 4.600% Senior Notes due 2030, 5.250% Senior Notes due 2035, 4.700% Senior Notes due 2031, and 5.350% Senior Notes due 2036, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.7	**		—
Sixteenth Supplemental Indenture for the 5.625% Senior Notes due 2027, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.8	**		—
Sixteenth Supplemental Indenture for the 5.00% Senior Notes due 2027, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.9	**		—
Tenth Supplemental Indenture for the 4.375% Senior Notes due 2029, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.10	**		—
Sixth Supplemental Indenture for the 7.750% Senior Notes due 2031, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.11	**		—
Fourth Supplemental Indenture for the 6.875% Senior Notes due 2032, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee

4.12	**		—
Eighth Supplemental Indenture for the 7.233% Senior Notes due 2028, dated February 25, 2026, by and among the Guaranteeing Subsidiaries, Vistra Operations Company LLC, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee

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

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
101.INS	**		—
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Equity and (v) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 7, 2026