Form 10-Q
period 2026-06-30
Vistra Corp.
filed 2026-08-10
CIK 1692819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2026
Common stock, par value $0.01 per share	335,635,195

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

Energy Harbor	Energy Harbor Holdings LLC (formerly known as Energy Harbor Corp.), and/or its subsidiaries, depending on context
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
Lotus	Lotus Infrastructure Partners
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
Parent	Vistra Corp.
Permian Power	Permian Power I LLC, a wholly owned subsidiary of Vistra
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S. Gas & Electric	U.S. Gas and Electric, LLC (d/b/a USG&E, Illinois Gas & Electric and ILG&E), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp., and/or its subsidiaries, depending on context
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 12 to the Financial Statements) and borrower under the Vistra Operations Credit Facilities

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets
Vistra Zero Operating	Vistra Zero Operating Company, LLC, an indirect, wholly owned subsidiary of Vistra
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency
FERC	U.S. Federal Energy Regulatory Commission
IRS	U.S. Internal Revenue Service

MSHA	U.S. Mine Safety and Health Administration
NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
OBBBA	One Big Beautiful Bill Act
Securities Act	Securities Act of 1933, as amended
General Terms:
2025 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ARO	asset retirement and mining reclamation obligation
Board	Vistra Corp.'s Board of Directors
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
CME	Chicago Mercantile Exchange
CRR	congestion revenue rights
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ESS	energy storage system
Fitch	Fitch Ratings, Inc. (a credit rating agency)
FTR	financial transmission rights
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Market Heat Rate	Market Heat Rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
PTC	production tax credit
REP	retail electric provider
RTO	regional transmission organization
S&P	S&P Global Ratings (formerly Standard & Poor's Ratings) (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share

Series C Preferred Stock	Vistra's 8.875% Series C Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general, and administrative
SO2	sulfur dioxide
SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury Bonds as collateral
TRA	Amended and Restated Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at the emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code
U.S.	United States of America
Vistra Operations Commodity-Linked Credit Agreement	credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the other credit parties thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Agreement	credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations revolving credit facility under the Vistra Operations Credit Agreement
Vistra Zero Credit Agreement	credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero Operating, the lenders party thereto, the administrative agent, and collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments, and the growth of our businesses and operations, including potential transactions with large load facilities at our nuclear and natural gas plants (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective," and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks that could cause our actual results to differ materially from those projected in or implied by such forward-looking statement. Any such forward-looking statement is qualified in its entirety by reference to the discussion in (i) Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition, and Results of Operations in our 2025 Form 10-K, and (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations in this quarterly report on Form 10-Q.

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

v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$4,017	$4,250	$9,657	$8,183
Fuel, purchased power costs, and delivery fees	(1,774)	(1,974)	(4,304)	(4,421)
Operating costs	(853)	(733)	(1,553)	(1,426)
Depreciation and amortization	(445)	(541)	(929)	(1,063)
Selling, general, and administrative expenses	(392)	(419)	(819)	(810)
Impairment of long-lived assets	—	(68)	—	(68)
Operating income	553	515	2,052	395
Other income (deductions), net	186	191	162	186
Interest expense and related charges	(312)	(303)	(575)	(622)
Net income (loss) before income taxes	427	403	1,639	(41)
Income tax (expense) benefit	(122)	(76)	(305)	100
Net income attributable to Vistra	$305	$327	$1,334	$59
Cumulative dividends attributable to preferred stock	(47)	(47)	(96)	(96)
Net income (loss) attributable to Vistra common stock	$258	$280	$1,238	$(37)
Weighted average shares of common stock outstanding:
Basic	336,846,562	339,401,983	337,332,362	339,599,887
Diluted	339,230,976	345,505,188	340,541,176	339,599,887
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.77	$0.82	$3.67	$(0.11)
Diluted	$0.76	$0.81	$3.64	$(0.11)

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$435	$785
Restricted cash	41	31
Trade accounts receivable — net	2,293	2,323
Inventories — net
Materials and supplies	605	599
Fuel stock and natural gas in storage	436	417
Commodity and other derivative contractual assets	3,663	2,793
Margin deposits related to commodity contracts	1,436	1,133
Margin deposits posted under affiliate financing agreement	438	444
Assets held for sale	97	—
Prepaid expense and other current assets	832	654
Total current assets	10,276	9,179
Restricted cash	5	6
Investments	5,331	5,091
Property, plant, and equipment — net	19,944	19,846
Goodwill	2,810	2,810
Identifiable intangible assets — net	2,286	2,435
Commodity and other derivative contractual assets	334	405
Accumulated deferred income taxes	213	239
Other noncurrent assets	1,404	1,539
Total assets	$42,603	$41,550
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$1,800
Accounts receivable financing	300	1,225
Long-term debt due currently	1,876	1,201
Forward repurchase obligation due currently	613	632
Trade accounts payable	1,504	1,644
Commodity and other derivative contractual liabilities	4,893	4,049
Margin deposits related to commodity contracts	122	7
Accrued income taxes	3	—
Accrued taxes other than income	125	224
Accrued interest	249	188
Asset retirement obligations	197	181
Liabilities held for sale	13	—
Other current liabilities	662	663
Total current liabilities	10,557	11,814
Margin deposits financing with affiliate	438	444
Long-term debt, less amounts due currently	17,719	15,842
Commodity and other derivative contractual liabilities	1,458	1,729
Accumulated deferred income taxes	1,271	1,049
Asset retirement obligations	4,072	4,035
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	June 30, 2026	December 31, 2025
Other noncurrent liabilities and deferred credits	1,594	1,527
Total liabilities	37,109	36,440
Commitments and Contingencies
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at both June 30, 2026 and December 31, 2025, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 335,961,328 and 338,059,635 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	5	5
Treasury stock, at cost (220,121,017 and 215,599,525 shares at June 30, 2026 and December 31, 2025, respectively)	(7,627)	(6,925)
Additional paid-in-capital	9,536	9,536
Retained earnings (accumulated deficit)	1,076	(12)
Accumulated other comprehensive income	16	17
Stockholders' equity	5,482	5,097
Noncontrolling interest in subsidiary	12	13
Total equity	5,494	5,110
Total liabilities and equity	$42,603	$41,550

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2026	2025
Cash flows — operating activities:
Net income	$1,334	$59
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,363	1,534
Deferred income tax expense (benefit), net	255	(128)
Impairment of long-lived and other assets	—	68
Unrealized net (gain) loss from mark-to-market valuations of commodities	(251)	551
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(7)	74
Unrealized net (gain) loss from nuclear decommissioning trusts	22	(74)
Asset retirement obligation accretion expense	63	66
Bad debt expense	86	87
Stock-based compensation expense	67	46
Involuntary conversion gain	(48)	(80)
Other, net	—	13
Changes in operating assets and liabilities:
Margin deposits, net	(188)	(368)
Accrued interest	61	(5)
Accrued taxes other than income	(100)	(56)
Accrued employee incentive	(99)	(145)
Other operating assets and liabilities	(336)	(471)
Cash provided by operating activities	2,222	1,171
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(1,572)	(1,458)
Lotus acquisition purchase price adjustment	6	—
Proceeds from sales of nuclear decommissioning trust fund securities	3,036	3,024
Investments in nuclear decommissioning trust fund securities	(3,037)	(3,035)
Proceeds from sales of environmental allowances	128	25
Purchases of environmental allowances	(201)	(392)
Insurance proceeds for recovery of damaged property, plant, and equipment	234	173
Proceeds from sales of property, plant, and equipment, including nuclear fuel	50	—
Other, net	77	(8)
Cash used in investing activities	(1,279)	(1,671)
Cash flows — financing activities:
Issuances of debt	6,422	209
Repayments/repurchases of debt	(3,859)	(757)
Net borrowings (repayments) under accounts receivable financing	(925)	375
Borrowings under Revolving Credit Facility	400	—
Repayments under Revolving Credit Facility	(780)	—
Borrowings under Commodity-Linked Facility	—	987
Repayments under Commodity-Linked Facility	(1,420)	(126)
Debt issuance costs	(72)	—
Stock repurchases	(709)	(589)
Dividends paid to common stockholders	(154)	(152)
Dividends paid to preferred stockholders	(96)	(96)
Tax withholding on stock-based compensation	(69)	(50)
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Six Months Ended June 30,
	2026	2025
Principal payment on forward repurchase obligation	(19)	(41)
Other, net	(3)	13
Cash used in financing activities	(1,284)	(227)
Net change in cash, cash equivalents and restricted cash (current and noncurrent)	(341)	(727)
Cash, cash equivalents and restricted cash (current and noncurrent) — beginning balance	822	1,222
Cash, cash equivalents and restricted cash (current and noncurrent) — ending balance	$481	$495
Supplemental Cash Flow Information:
Cash payments related to:
Interest paid	$549	$577
Capitalized interest	(82)	(56)
Interest paid (net of capitalized interest)	$467	$521
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2025	$2,476	$5	$(6,925)	$9,536	$(12)	$17	$5,097	$13	$5,110
Stock repurchases	—	—	(378)	—	—	—	(378)	—	(378)
Effects of stock-based incentive compensation plans (a)	—	—	—	(34)	—	—	(34)	—	(34)
Net income	—	—	—	—	1,029	—	1,029	—	1,029
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Other	—	—	—	(3)	3	—	—	—	—
Balances at March 31, 2026	$2,476	$5	$(7,303)	$9,499	$903	$17	$5,597	$13	$5,610
Stock repurchases	—	—	(324)	—	—	—	(324)	—	(324)
Effects of stock-based incentive compensation plans	—	—	—	35	—	—	35	—	35
Net income	—	—	—	—	305	—	305	—	305
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(57)	—	(57)	—	(57)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	2	3	—	5	(1)	4
Balances at June 30, 2026	$2,476	$5	$(7,627)	$9,536	$1,076	$16	$5,482	$12	$5,494

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838
Stock repurchases	—	—	(237)	—	—	—	(237)	—	(237)
Effects of stock-based incentive compensation plans	—	—	—	43	—	—	43	—	43
Net income	—	—	—	—	327	—	327	—	327
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(58)	—	(58)	—	(58)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	—	1	—	1	—	1
Balances at June 30, 2025	$2,476	$5	$(6,485)	$9,450	$(642)	$19	$4,823	$13	$4,836
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

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements, estimates of expected obligations, judgments related to the potential timing of events, and other estimates. In the event that estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Comprehensive Income (Loss)

Comprehensive income (loss) approximates net income (loss) for all periods presented.

New Accounting Standards

Environmental Credits

In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02 (ASU-2026-02), Environmental Credits and Environmental Credit Obligations which establishes new recognition, measurement, presentation, and disclosure requirements for environmental credits and related compliance obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures.

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

2.    ACQUISITIONS AND DISPOSITIONS

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

Consummation of the Cogentrix Transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals, including approvals of FERC and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In August 2026, we received FERC approval. The Cogentrix Transaction is expected to close in late 2026.

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

The Lotus Acquisition was accounted for using the acquisition method in accordance with FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the acquisition date. The total consideration transferred at closing, inclusive of adjustments to the base purchase price, was $1.237 billion. During March 2026, the Company received $6 million of net additional consideration associated with the working capital settlement resulting in a final purchase price of $1.231 billion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Provisional fair value measurements were made for acquired assets and liabilities in the fourth quarter of 2025 and adjustments to those measurements were made in the first and second quarters of 2026. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The provisional fair values assigned to the assets acquired and liabilities assumed are as follows:

	Initial Preliminary Allocation	Measurement Period Adjustments	Allocation as of June 30, 2026
	(in millions)
Cash and cash equivalents	$97	$—	$97
Trade accounts receivables, inventories, prepaid expenses, and other current assets	72	(5)	67
Property, plant, and equipment (a)	2,346	—	2,346
Other noncurrent assets	22	(6)	16
Total identifiable assets acquired	2,537	(11)	2,526

Trade accounts payable and other current liabilities	21	—	21
Long-term debt, including amounts due currently (b)	803	—	803
Commodity and other derivative contractual liabilities (c)	417	—	417
Asset retirement obligations	13	—	13
Identifiable intangible liabilities	23	—	23
Other noncurrent liabilities and deferred credits	23	(5)	18
Total identifiable liabilities assumed	1,300	(5)	1,295
Net assets acquired	1,237	(6)	$1,231
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
(c)Acquired derivatives are valued using the methods described in Note 14 (Level 1, Level 2, or Level 3).

The combined results of operations are reported in the consolidated financial statements beginning as of the acquisition date. The following unaudited pro forma financial information for the Company for the three and six months ended June 30, 2025 assumes that the Lotus Acquisition occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lotus Acquisition been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)
Revenues	$4,370	$8,476
Net income	$322	$30

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

Gas Plants Disposition

In June 2026, Vistra Operations entered into a purchase and sale agreement for the sale of our Casco Bay, Beaver Falls, and Syracuse natural gas generation facilities (the Disposal Group). The Disposal Group comprises 754 MW of capacity in ISO-NE and NYISO and is reported in the East segment.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The related assets and liabilities of the Disposal Group, primarily consisting of property, plant, and equipment, have been presented separately as held for sale in the condensed consolidated balance sheet as of June 30, 2026. Depreciation and amortization of the long-lived assets included in the Disposal Group ceased upon classification as held for sale.

The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of applicable regulatory approvals.

3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,253	$—	$—	$—	$—	$—	$2,253
Retail energy charge in Northeast/Midwest	1,091	—	—	—	—	—	1,091
Wholesale generation revenue from ISO/RTO	—	106	496	18	—	—	620
Capacity revenue from ISO/RTO (a)	—	—	134	—	—	—	134
Revenue from other wholesale contracts	—	97	144	61	—	1	303
Total revenue from contracts with customers	3,344	203	774	79	—	1	4,401
Other revenues:
Transferable PTC revenues (b)	—	3	—	—	—	—	3
Hedging revenues — realized	188	(36)	(22)	24	—	—	154
Hedging revenues — unrealized	57	63	(650)	(32)	—	—	(562)
Business interruption insurance proceeds	—	22	—	—	—	—	22
Intangible amortization and other revenues	—	—	(1)	—	—	—	(1)
Intersegment sales	21	755	942	—	—	(1,718)	—
Intersegment sales — unrealized	—	408	(89)	—	—	(319)	—
Total other revenues	266	1,215	180	(8)	—	(2,037)	(384)
Total revenues	$3,610	$1,418	$954	$71	$—	$(2,036)	$4,017
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $346 million of capacity sold offset by $212 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,206	$—	$—	$—	$—	$—	$2,206
Retail energy charge in Northeast/Midwest	793	—	—	—	—	—	793
Wholesale generation revenue from ISO/RTO	—	41	412	21	—	—	474
Capacity revenue from ISO/RTO (a)	—	—	30	—	—	—	30
Revenue from other wholesale contracts	—	109	92	47	1	1	250
Total revenue from contracts with customers	2,999	150	534	68	1	1	3,753
Other revenues:
Transferable PTC revenues (b)	—	4	—	—	—	—	4
Hedging revenues — realized	370	(9)	28	38	—	—	427
Hedging revenues — unrealized	141	90	(99)	(82)	—	—	50
Business interruption insurance proceeds	—	—	—	—	21	—	21
Intangible amortization and other revenues	—	(2)	(3)	—	—	—	(5)
Intersegment sales	22	738	856	1	(2)	(1,615)	—
Intersegment sales — unrealized	—	817	164	—	—	(981)	—
Total other revenues	533	1,638	946	(43)	19	(2,596)	497
Total revenues	$3,532	$1,788	$1,480	$25	$20	$(2,595)	$4,250
____________
(a)Represents net capacity sold in each ISO/RTO. The East segment includes $134 million of capacity sold offset by $104 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

	Six Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,147	$—	$—	$—	$—	$—	$4,147
Retail energy charge in Northeast/Midwest	2,350	—	—	—	—	—	2,350
Wholesale generation revenue from ISO/RTO	—	329	1,632	35	—	—	1,996
Capacity revenue from ISO/RTO (a)	—	—	256	—	—	—	256
Revenue from other wholesale contracts	—	215	321	115	—	2	653
Total revenue from contracts with customers	6,497	544	2,209	150	—	2	9,402
Other revenues:
Transferable PTC revenues (b)	—	5	—	—	—	—	5
Hedging revenues — realized	389	(69)	(220)	51	—	—	151
Hedging revenues — unrealized	363	573	(820)	(42)	—	—	74
Business interruption insurance proceeds	—	22	—	—	6	—	28
Intangible amortization and other revenues	—	—	(3)	—	—	—	(3)
Intersegment sales	50	1,735	2,253	1	—	(4,039)	—
Intersegment sales — unrealized	—	1,595	(205)	—	—	(1,390)	—
Total other revenues	802	3,861	1,005	10	6	(5,429)	255
Total revenues	$7,299	$4,405	$3,214	$160	$6	$(5,427)	$9,657
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $667 million of capacity sold offset by $411 million of capacity purchased.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$4,192	$—	$—	$—	$—	$—	$4,192
Retail energy charge in Northeast/Midwest	1,832	—	—	—	—	—	1,832
Wholesale generation revenue from ISO/RTO	—	119	1,182	47	—	—	1,348
Capacity revenue from ISO/RTO (a)	—	—	50	—	—	—	50
Revenue from other wholesale contracts	—	238	222	115	5	1	581
Total revenue from contracts with customers	6,024	357	1,454	162	5	1	8,003
Other revenues:
Transferable PTC revenues (b)	—	6	—	—	—	—	6
Hedging revenues — realized	644	(36)	(50)	64	—	—	622
Hedging revenues — unrealized	(16)	(53)	(349)	(46)	1	—	(463)
Business interruption insurance proceeds	—	—	—	—	21	—	21
Intangible amortization and other revenues	—	(2)	(4)	—	—	—	(6)
Intersegment sales	48	1,791	1,916	2	(3)	(3,754)	—
Intersegment sales — unrealized	—	(65)	(107)	—	—	172	—
Total other revenues	676	1,641	1,406	20	19	(3,582)	180
Total revenues	$6,700	$1,998	$2,860	$182	$24	$(3,581)	$8,183
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $207 million of capacity sold offset by $157 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying solar assets during the period.

Performance Obligations

As of June 30, 2026, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or capacity contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled. Amounts with counterparties in the table below represent minimum guaranteed capacity revenues as determined on a contract-by-contract basis and do not represent the full amount of capacity that is expected to be delivered.

	Balance of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
	(in millions)
Remaining performance obligations	$966	$1,706	$733	$215	$215	$3,293	$7,128

Contract Balances

	June 30, 2026	December 31, 2025
	(in millions)
Wholesale and retail trade accounts receivable	$2,366	$2,412
Allowance for credit losses	(73)	(89)
Trade accounts receivable — net	$2,293	$2,323

Trade accounts receivable from contracts with customers — net	$1,939	$1,826
Other trade accounts receivable — net	354	497
Trade accounts receivable — net	$2,293	$2,323

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Gross trade accounts receivable as of June 30, 2026 and December 31, 2025 include unbilled retail revenues of $1.087 billion and $924 million, respectively.

Allowance for Credit Losses on Accounts Receivable

	Six Months Ended June 30,
	2026	2025
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$89	$79
Increase for bad debt expense	86	87
Decrease for account write-offs	(102)	(91)
Allowance for credit losses on accounts receivable at end of period	$73	$75

4.    OTHER INCOME (DEDUCTIONS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
NDT net income (a)	$120	$107	$86	$97
Insurance settlements (b)	51	80	51	80
Interest income	4	4	11	10
All other	11	—	14	(1)
Total other income (deductions), net	$186	$191	$162	$186
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the PJM nuclear facilities. Reported in the East segment.
(b)For each of the three and six months ended June 30, 2026, includes $48 million of involuntary conversion gain for Martin Lake insurance proceeds reported in the Texas segment and $3 million reported in the Asset Closure segment. For each of the three and six months ended June 30, 2025, includes involuntary conversion gain for Martin Lake insurance proceeds reported in the Texas segment.

5.    GOVERNMENT GRANTS

Inflation Reduction Act of 2022 (IRA)

In August 2022, the U.S. enacted the IRA, which introduced various energy tax credits. Among these, it acknowledged the importance of existing carbon-free nuclear power by establishing a nuclear Production Tax Credit under section 45U (nuclear PTC), a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies, and a new stand-alone battery storage investment tax credit. The nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 per MWh, subject to an annually inflated gross-receipts based phase out. The Company accounts for transferable ITCs and PTCs we expect to receive in accordance with ASC 832, Government Grants, as amended by ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. Transferable PTCs, when recognized, are included in operating revenues within the condensed consolidated statement of operations. See Note 3 for additional information.

Transferable ITCs

In March 2026, our Newton 52 MW solar / 2 MW battery ESS facility in Illinois met the requirements to be placed in service. As a result, in the six months ended June 30, 2026, we recognized $46 million of transferable ITCs associated with the project in other noncurrent assets in the consolidated balance sheet.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Income Tax (Expense) Benefit

The components of our income tax (expense) benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) before income taxes	$427	$403	$1,639	$(41)
Income tax (expense) benefit	$(122)	$(76)	$(305)	$100
Effective tax rate	28.6%	18.9%	18.6%	243.9%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended June 30, 2026, the effective rate of 28.6% was higher than the U.S. federal statutory rate of 21% due primarily to the discrete impact of mark-to-market adjustments accounted for outside of the Company's forecasted annual effective income tax rate and state income taxes. For the six months ended June 30, 2026, the effective tax rate of 18.6% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to tax deductions available for stock-based compensation, partially offset by state income taxes.

For the three months ended June 30, 2025, the effective tax rate of 18.9% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to tax deductions available for stock-based compensation. For the six months ended June 30, 2025, the effective tax rate of 243.9% was higher than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to tax deductions available for stock-based compensation, partially offset by state income taxes and the discrete impact of mark-to-market adjustments accounted for outside of the Company's forecasted annual effective income tax rate.

Income Taxes Paid

For the six months ended June 30, 2026 and 2025, we paid federal income taxes of zero and $11 million, respectively, state income taxes of $27 million and $53 million, respectively, and received state tax refunds of $2 million and zero, respectively.

7.    EQUITY METHOD INVESTMENT

KKR Helix Fund

In June 2026, the Company entered into a limited partnership agreement governing KKR Helix C L.P. (the Helix Fund), an open-ended investment fund managed by affiliates of KKR & Co. Inc. (KKR). As a founding investor in the Helix Fund, the Company committed up to $1 billion consisting of (i) an initial $500 million commitment and (ii) an additional $500 million commitment subject to the Helix Fund meeting certain commercial power supply milestones for our existing generation assets or, at the Company's election, regardless of whether such milestones are achieved.

The Helix Fund will seek to invest in and manage assets critical to enabling artificial intelligence (AI), including hyperscale data center development and operations; baseload and flexible power generation; transmission and distribution infrastructure; and fiber and connectivity infrastructure, among other assets.

The Company evaluated the Helix Fund under the variable interest entity (VIE) model in ASC 810, Consolidation. The Company concluded that the Helix Fund is a VIE; however, the Company will not be the primary beneficiary because it does not have the power to direct the activities that most significantly impact the Helix Fund's economic performance. Accordingly, the Company will not consolidate the Helix Fund. The Company's interest meets the significant influence criteria under GAAP, and as such, we will account for the investment under the equity method of accounting.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8.    PROPERTY, PLANT, AND EQUIPMENT

Our property, plant, and equipment consist of our power generation assets, related mining assets, land, information systems hardware, capitalized corporate office lease space, and other leasehold improvements. Land and construction work in progress are not depreciated.

	June 30, 2026	December 31, 2025
	(in millions)
Power generation and structures and office and other equipment	$25,814	$25,084
Land	636	637
Construction work in progress	1,841	1,917
Finance lease right-of-use assets	192	190
Nuclear fuel	2,183	2,036
Property, plant, and equipment — gross	30,666	29,864
Less accumulated depreciation	(9,981)	(9,273)
Less finance lease right-of-use assets accumulated amortization	(40)	(41)
Less accumulated amortization of nuclear fuel	(701)	(704)
Property, plant, and equipment — net	$19,944	$19,846

Depreciation and amortization of property, plant, and equipment consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$415	$497	$869	$976
Finance lease right-of-use assets	Depreciation and amortization	3	2	5	4
Nuclear fuel	Fuel, purchased power costs, and delivery fees	116	122	242	237
Total property, plant, and equipment expense		$534	$621	$1,116	$1,217

Retirement and Repowering of Generation Facilities

Below are our operating facilities that have an announced retirement date. Operating results for generation facilities with defined retirement dates, excluding facilities that will be repowered to gas-fueled facilities, are included in our Asset Closure segment in the calendar year following the year in which the retirement occurs. The Moss Landing 300 MW and Moss Landing 100 MW battery facilities were transferred to the Asset Closure segment during the first quarter of 2025 and the fourth quarter of 2025, respectively, as we do not plan to return those assets to operations. See Note 9 for additional information.

Facility	Location	ISO/RTO	Fuel Type	Net Capacity (MW)	Expected Coal Retirement Date	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2027 (a)	East
Coleto Creek	Goliad, TX	ERCOT	Coal	650	By the end of 2026	Texas
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the end of 2027 (a)	East
Miami Fort	North Bend, OH	PJM	Coal	1,020	By the middle of 2028	East
Newton	Newton, IL	MISO	Coal	615	By the end of 2027 (a)	East
Total				4,578
____________
(a)Expected retirement dates may change if economic or other conditions dictate, or if we are required to continue running the plants for grid reliability reasons.

The Company intends to repower Coleto Creek and Miami Fort as gas-fueled facilities upon their retirements as coal-fueled facilities. We are currently evaluating the feasibility of repowering the other coal-fueled facilities with expected retirement dates in 2027 to gas-fueled facilities.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Impairment of Long-Lived Assets

In the three and six months ended June 30, 2025, we recognized impairment losses of approximately $68 million related to development projects we have no plans to complete.

9.    LOSS EVENTS AND INSURANCE RECOVERIES

Moss Landing 300 Incident

On January 16, 2025, we experienced a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. The Moss Landing complex includes two other battery facilities and a gas plant. The gas plant returned to service in February 2025.

As a result of the Moss Landing Incident, we wrote off the net book value of Moss Landing 300 of approximately $400 million to depreciation expense during the three months ended March 31, 2025. We also determined not to return the Moss Landing 100 MW battery facility to service and recognized an impairment loss of approximately $155 million during the three months ended December 31, 2025. Both facilities were moved to the Asset Closure segment (see Notes 8 and 19 for additional information).

We are working towards a return to service of the Moss Landing 350 MW battery facility in 2026; however, there continues to be uncertainty regarding when or if the facility will return to service pending evaluation of restart plans following completion of the investigation into the cause of the fire. The facility had a net book value of approximately $311 million as of June 30, 2026.

In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site, requiring battery removal and remediation activities. Total costs are currently estimated at approximately $175 million, including a $65 million increase recorded during the second quarter of 2026 primarily due to an extended remediation timeline and higher cost estimates. Of the total estimated costs, $90 million had been incurred through June 30, 2026, with the remaining $85 million recorded in other current liabilities in the condensed consolidated balance sheets as of June 30, 2026. Future adjustments will be recognized as a change in estimate in the period new information becomes available.

Additional impacts from the Moss Landing Incident include or may include loss of revenue from the facilities being offline, litigation costs, other negotiated settlements of contracts with counterparties, and additional non-cash impairment losses. See Note 16 for additional information. While we expect revenues in the West segment to decrease relative to 2024 due to the Moss Landing 300 MW and 100 MW battery facilities not returning to service, uncertainty regarding the timing of any potential restart of the Moss Landing 350 MW battery facility, as well as the nature and extent of additional costs that may be incurred related to the Moss Landing Incident, limits our ability to predict the full impact on our 2026 financial statements.

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

We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. Through June 30, 2026, we have received property damage insurance proceeds of $201 million and business interruption proceeds of $69 million. During the three and six months ended June 30, 2026, we received $53 million and $62 million, respectively, of property damage insurance proceeds. In the three and six months ended June 30, 2026, we received $22 million of business interruption insurance proceeds. We expect to receive additional property damage and business interruption insurance proceeds related to the incident. These additional proceeds will be recorded as income in the period they are realized.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both June 30, 2026 and December 31, 2025, the carrying value of goodwill totaled $2.810 billion, including $2.688 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight-line basis.

Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	June 30, 2026			December 31, 2025
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$2,084	$89	$2,173	$2,067	$106
Software and other technology-related assets	706	401	305	656	365	291
Retail and wholesale contracts	369	333	36	369	295	74
Long-term service agreements	18	6	12	18	6	12
Other identifiable intangible assets (a)	522	19	503	628	17	611
Total identifiable intangible assets subject to amortization	$3,788	$2,843	945	$3,844	$2,750	1,094
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,286			$2,435
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	June 30, 2026	December 31, 2025
	(in millions)
Long-term service agreements	$90	$100
Wholesale power and fuel purchase contracts	33	38
Total identifiable intangible liabilities	$123	$138

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in millions)
Retail customer relationships	Depreciation and amortization	$9	$22	$18	$45
Software and other technology-related assets	Depreciation and amortization	17	18	33	36
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(2)	(2)	(5)	(4)
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	87	87	206	223
Total intangible asset expense, net		$111	$125	$252	$300
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

Estimated Amortization of Identifiable Intangible Assets

As of June 30, 2026, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2026	$190
2027	$87
2028	$67
2029	$49
2030	$28

11.    COLLATERAL FINANCING AGREEMENT WITH AFFILIATE

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

As of June 30, 2026 and December 31, 2025, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $438 million and $444 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 10 to the Financial Statements in our 2025 Form 10-K for additional information.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
12.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Long-term debt, including amounts due currently:
Project-level debt	$1,633	$1,569
Vistra Operations debt	18,131	15,627
Long-term debt before unamortized premiums, discounts and issuance costs	19,764	17,196
Unamortized premiums, discounts and issuance costs	(169)	(153)
Long-term debt including amounts due currently	$19,595	$17,043
Short-term borrowings	$—	$1,800
Accounts receivable financing	$300	$1,225
Forward repurchase obligation	$613	$632

Release of Collateral

On December 2, 2025, S&P upgraded Vistra Operations' issuer credit rating from BB+ to BBB- and revised its outlook from Positive to Stable, and on March 20, 2026, S&P upgraded the Senior Unsecured Notes (as defined below) rating from BB+ to BBB-. On March 16, 2026, Fitch upgraded Vistra Operations' issuer default rating and the Senior Unsecured Notes rating from BB+ to BBB- and revised its outlook from Positive to Stable. As a result of these investment-grade ratings and the satisfaction of certain other conditions specified in the Vistra Operations Senior Secured Indenture (as defined below), an investment-grade event was deemed to have occurred, and the liens on the collateral securing the Senior Secured Notes (as defined below) were automatically terminated and released in full on April 2, 2026 (Indenture Collateral Release).

The Indenture Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Indenture Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes. The Indenture Collateral Release is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

Additionally, Vistra Operations repaid $2.444 billion in outstanding borrowings under the Term Loan B-3 facility (as defined below) in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Commodity-Linked Credit Agreement releasing all liens securing the Vistra Operations Credit Facilities and the Vistra Operations Commodity-Linked Credit Facility (Credit Facility Collateral Release). The Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Facility were amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Facility. The Vistra Operations Credit Agreement was also amended to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letter of credit commitments and/or secured cash management agreements, in each case, under the Vistra Operations Credit Agreement. The Vistra Operations Commodity-Linked Facility was amended to release each guarantor from its guarantee.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-Term Debt

The Company's long-term debt obligations, including amounts due currently, consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Vistra Operations Credit Facilities, Term Loan B-3 Facility	$—	$2,450
BCOP Credit Facility, Bridge Loans	261	367
BCOP Credit Facility, Construction / Term Loans	503	505
Vistra Zero Credit Facility, Term Loan B Facility due April 30, 2031	697	697
Texas Energy Fund (TxEF) Loan, due June 18, 2046	172	—
Vistra Operations Senior Notes:
5.050% Senior Notes, due December 30, 2026 (a)	500	500
3.700% Senior Notes, due January 30, 2027 (a)	800	800
5.625% Senior Notes, due February 15, 2027	—	1,300
5.000% Senior Notes, due July 31, 2027	1,300	1,300
4.300% Senior Notes, due October 15, 2028 (a)	750	750
4.550% Senior Notes, due October 30, 2028	500	—
4.375% Senior Notes, due May 1, 2029	1,250	1,250
4.300% Senior Notes, due July 15, 2029 (a)	800	800
4.600% Senior Notes, due October 15, 2030 (a)	500	500
4.700% Senior Notes, due January 31, 2031	1,000	—
5.000% Senior Notes, due April 30, 2031	1,000	—
7.750% Senior Notes, due October 15, 2031	1,450	1,450
6.875% Senior Notes, due April 15, 2032	1,000	1,000
5.250% Senior Notes, due April 30, 2033	1,000	—
6.950% Senior Notes, due October 15, 2033 (a)	1,050	1,050
6.000% Senior Notes, due April 15, 2034 (a)	500	500
5.700% Senior Notes, due December 30, 2034 (a)	750	750
5.250% Senior Notes, due October 15, 2035 (a)	750	750
5.350% Senior Notes, due January 31, 2036 (a)	1,250	—
5.550% Senior Notes, due April 30, 2036	1,500	—
Total Vistra Operations Senior Notes	17,650	12,700
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Other:
Equipment Financing Agreements	46	46
Other	4	—
Total other long-term debt	50	46
Unamortized debt premiums, discounts and issuance costs	(169)	(153)
Total long-term debt including amounts due currently	19,595	17,043
Less amounts due currently	(1,876)	(1,201)
Total long-term debt less amounts due currently	$17,719	$15,842
___________
(a)The Vistra Operations senior secured notes balances as of December 31, 2025 have been presented to give effect to the Indenture Collateral Release.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Credit Facilities

Our credit facilities and related available capacity as of June 30, 2026 are presented below.

		June 30, 2026
Credit Facilities	Maturity Date	Facility Limit	Borrowings Outstanding	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$5,500	$—	$1,092	$4,408
Total Vistra Operations Credit Facilities		5,500	—	1,092	4,408
Vistra Operations Commodity-Linked Facility	September 30, 2026	1,750	—	—	1,452
Total Vistra Operations debt		$7,250	$—	$1,092	$5,860
Project-level debt:
Bridge Loans	December 3, 2026	$261	$261	$—	$—
Construction / Term Loans	(a)	503	503	—	—
BCOP Credit Facility		764	764	—	—
Vistra Zero Term Loan B Facility	April 30, 2031	697	697	—	—
Texas Energy Fund (TxEF) Loan	June 18, 2046	172	172	—	—
Total project-level debt		$1,633	$1,633	$—	$—
Total credit facilities		$8,883	$1,633	$1,092	$5,860
___________
(a)Maturity dates between December 3, 2026 and December 3, 2029. See additional information in BCOP Project-level Credit Facilities discussion below.

Vistra Operations Credit Facilities

As of June 30, 2026, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.5 billion in revolving credit commitments (including aggregate revolving letter of credit commitments of up to $5.475 billion) (Revolving Credit Facility). These amounts reflect a June 2026 amendment to the Vistra Operations Credit Agreement, which includes the following key changes:

Key Changes
Increased Revolving Credit Facility commitments from $3.44 billion to $5.5 billion and aggregate revolving letter of credit commitments (included in Revolving Credit Facility commitments) from $3.44 billion to $5.475 billion

Released each guarantor from its guarantee to the extent related to the Revolving Credit Facility and/or secured cash management agreements
Removed collateral reinstatement requirements
Amended, suspended, and/or removed certain covenants, representations, and warranties

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest based on the forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00%. We pay fees on any undrawn amounts of the Revolving Credit Facility ranging from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility are subject to a fee that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on the corporate family rating or corporate credit rating, as applicable, of Vistra Operations. As of June 30, 2026, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the applicable fee for undrawn amounts relating to such commitments were 1.750% and 27.5 basis points, respectively, and the fee for the letters of credit issued under the Revolving Credit Facility was 1.750%.

Term Loan B-3 Facility — Term loans (under the Term Loan B-3 Facility) were used for general corporate purposes. In April 2026, Vistra Operations used a portion of the proceeds from the April 2026 issuance of Vistra Operations senior unsecured notes discussed below to repay the $2.444 billion in outstanding borrowings under the Term Loan B-3 facility.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Information — Prior to the Credit Facility Collateral Release, obligations under the Vistra Operations Credit Facilities were secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions which were set forth in the Vistra Operations Credit Agreement. The Vistra Operations Credit Agreement included collateral suspension provisions that were satisfied, and the liens securing the Vistra Operations Credit Facilities were released in full on April 22, 2026 under the Credit Facility Collateral Release. The Vistra Operations Credit Agreement was amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letter of credit commitments and/or secured cash management agreements, in each case, under the Vistra Operations Credit Agreement.

The Vistra Operations Credit Agreement permits certain hedging agreements to be secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights, and properties, subject to certain exceptions set forth in the Vistra Operations Credit Agreement, provided such hedging agreements satisfy the applicable criteria set forth therein.

The Vistra Operations Credit Agreement contains customary affirmative and negative covenants applicable to Vistra Operations and its restricted subsidiaries, including affirmative covenants requiring the delivery of financial and other information to the administrative agent and restrictions on changes to lines of business. The negative covenants restrict Vistra Operations' (and its restricted subsidiaries') ability to incur additional indebtedness, grant liens or take certain other actions, in each case, except as permitted in the Vistra Operations Credit Agreement. Certain other negative covenants, including restrictions on Vistra Operations' (and its restricted subsidiaries') ability to make investments or pay dividends, apply if the applicable rating agencies withdraw the investment grade ratings or downgrade the applicable ratings below investment grade. The Vistra Operations Credit Agreement also includes a springing financial covenant with respect to the Revolving Credit Facility that, when applicable, would require compliance with a consolidated total net leverage ratio. Vistra Operations' ability to borrow under the Vistra Operations Credit Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

The Vistra Operations Credit Agreement provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or fees when due, material breaches of representations and warranties, breaches of covenants in the Vistra Operations Credit Agreement or ancillary loan documents, cross-defaults under other agreements or instruments and the existence of material unpaid (or unstayed) judgments against Vistra Operations and, to the extent applicable, certain of its subsidiaries. Upon the existence of an event of default, the Vistra Operations Credit Agreement provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Vistra Operations Commodity-Linked Revolving Credit Facility

As of June 30, 2026, Vistra Operations' commodity-linked revolving credit facility (Commodity-Linked Facility) totaled $1.75 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. In June 2026, Vistra Operations amended the Vistra Operations Commodity-Linked Credit Agreement to, among other things, release each guarantor from its guarantee and make certain amendments consistent with the amendments to the Vistra Operations Credit Agreement. As of June 30, 2026, the borrowing base of $1.452 billion is lower than the facility limit which represents the aggregate commitments of $1.75 billion.

Prior to the Credit Facility Collateral Release, obligations under the Commodity-Linked Facility were secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions which were set forth in the Vistra Operations Commodity-Linked Credit Agreement. The Vistra Operations Commodity-Linked Credit Agreement included collateral suspension provisions that were satisfied, and the liens were released in full on April 2026. The Vistra Operation Commodity-Linked Credit Agreement was amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Commodity-Linked Credit Agreement.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Interest on the Commodity-Linked Facility is based on either Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00%, and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of June 30, 2026, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margin for borrowings outstanding under the Commodity-Linked Facility was 1.750% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.5 basis points.

The Vistra Operations Commodity-Linked Credit Agreement provides for affirmative covenants, negative covenants and a springing financial covenant, in each case, substantially consistent with those contained in the Vistra Operations Credit Agreement.

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

Interest on the Bridge Loans is payable in arrears at the applicable Term SOFR rate elected in the related borrowing notice plus a fixed margin of 1.625% per annum, and the weighted-average interest rate on outstanding Bridge Loan borrowings was 5.288% as of June 30, 2026. Repayment of the Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits expected to be generated by the applicable projects. In January 2026, Vistra repaid the $106 million Oak Hill Bridge Loan at maturity. As of June 30, 2026, the outstanding Bridge Loan for the Pulaski solar generation facility totaled $261 million with scheduled maturity in December 2026.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans used to fund the Oak Hill and Pulaski projects during their construction periods, which convert to term loans upon each project's achievement of commercial operation and satisfaction of the applicable term conversion conditions. As of June 30, 2026, construction loans outstanding for the Pulaski project totaled $297 million and mature in December 2026 and term loans outstanding for the Baldwin, Coffeen, and Oak Hill projects totaled $206 million and mature in December 2029. Letters of credit outstanding under the Debt Service Reserve facility supporting the term loans totaled $13 million.

Interest on construction and term loans under the Construction/Term Loan Facility is payable in arrears at the applicable Term SOFR rate elected in the borrowing notice plus a fixed margin of 1.875% per annum for construction loans and 2.000% per annum for term loans. The weighted-average interest rate on outstanding construction and term loan borrowings was 5.589% as of June 30, 2026. Beginning on the applicable term funding or term conversion date, the term loans amortize over a 20-year period, with principal and interest payments funded from the cash flows generated by the underlying projects. Fees on issued debt service reserve letters of credit accrue at 2.000% per annum and are payable in arrears. Commitment fees on undrawn loan commitments and unissued letter of credit commitments are payable quarterly in arrears at a fixed percentage of the applicable loan margin.

Obligations under the BCOP Credit Agreement are guaranteed by subsidiaries of BCOP and secured by substantially all of the assets of BCOP and its subsidiaries, including the equity interests in BCOP and subsidiaries of BCOP, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

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

Interest on the Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted-average interest rates before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 5.644% as of June 30, 2026.

The Vistra Zero Credit Agreement contains customary covenants and representations and warranties which are generally consistent in scope with the Vistra Operations Credit Agreement (prior to the June 2026 Amendment), except that there is no financial maintenance covenant in the Vistra Zero Credit Agreement.

Obligations under the Vistra Zero Credit Agreement are guaranteed by subsidiaries of Vistra Zero Operating and secured by substantially all of the assets of Vistra Zero Operating and its subsidiaries, including the equity interests in Vistra Zero Operating and subsidiaries of Vistra Zero Operating, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Texas Energy Fund (TxEF) Loan

In June 2026, Permian Power entered into a $583 million loan agreement with the TxEF to finance the development of an 860 MW natural gas-fueled peaking plant in west Texas (TxEF Loan). The interest on the TxEF Loan is calculated at a fixed rate of 3.0% per annum. As of June 30, 2026, $172 million was outstanding under the agreement.

The TxEF loan is guaranteed by Permian Power and secured by substantially all of the assets of Permian Power, including the equity interests in Permian Power, but is otherwise non-recourse to Vistra Operations and its other subsidiaries.

Letter of Credit Facilities

Vistra Operations Letter of Credit Facilities

Between August 2020 and March 2026, we entered into uncommitted standby letter of credit facilities with various banks (each, a LOC Facility and collectively, the LOC Facilities). The LOC Facilities were previously secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranked pari passu with the Vistra Operations Credit Facilities), and such lien was released in connection with the Credit Facility Collateral Release. The LOC Facilities do not have stated expiration dates and are used for general corporate purposes. As of June 30, 2026, $1.759 billion of letters of credit were outstanding under the LOC Facilities.

Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In October 2025, the Alternative LOC Facilities were amended to increase the commitment cap from $500 million to a total of $800 million. As of June 30, 2026, the total capacity was $760 million and $736 million of letters of credit were outstanding under the Alternative LOC Facilities. In May 2026, the termination date applicable to the commitments under the Alternative LOC Facilities was extended from December 2028 to June 2031. There are no financial maintenance covenants in the Alternative LOC Facilities.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each include a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated total net leverage ratio not to exceed 5.50 to 1.00. In addition, each of the LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 (or, for certain facilities that include a collateral suspension mechanism, the consolidated total net leverage ratio not to exceed 5.50 to 1.00). As of June 30, 2026, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, and LOC Facilities financial covenants.

Energy Harbor Revenue Bonds

Various governmental entities in Ohio and Pennsylvania have issued multiple tranches of revenue bonds for the benefit of Energy Harbor Generation LLC (EHG) or Energy Harbor Nuclear Generation LLC (EHNG) (collectively, the EH entities), in an aggregate principal amount of $431 million. The relevant EH entity is obligated to provide contractual payments to the applicable issuer of the revenue bonds to service the principal and interest on the revenue bonds, the payment of which is indirectly secured by all or substantially all of the assets of the EH entities under various mortgage bonds issued by the EH entities. In the event of a default by the EH entities of their contractual obligation to pay principal and interest in respect of the revenue bonds, the trustee of the revenue bonds would be able to call the mortgage bonds due and, if unpaid, foreclose on the assets securing the mortgage bonds. The obligations of the EH entities in respect of the revenue bonds and related mortgage bonds are guaranteed on an unsecured basis by Energy Harbor and Vistra.

Vistra Operations Senior Notes

Vistra Operations issues and sells its senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Unsecured Notes). The indentures governing the Senior Unsecured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) previously provided for the full and unconditional guarantee of the Senior Unsecured Notes by certain current and future subsidiaries of Vistra Operations for so long as they guarantee the Vistra Operations Credit Facilities (Guarantor Subsidiaries). Immediately following the release of the guarantees under the Vistra Operations Credit Facilities in connection with the June 2026 amendments to the Vistra Operations Credit Facilities, the guarantees of the Senior Secured Notes by the Guarantor Subsidiaries were automatically released in accordance with the terms of the Vistra Operations Senior Unsecured Indentures. The Vistra Operations Senior Unsecured Indentures contain customary covenants and restrictions, including, among others, limitations on the ability of Vistra Operations and its subsidiaries to incur certain liens, merge or consolidate, and sell all or substantially all of their assets.

Vistra Operations also issued and sold senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Secured Notes). The indenture governing the Senior Secured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) previously provided for the full and unconditional guarantee by the Guarantor Subsidiaries for so long as they guarantee the Vistra Operations Credit Facilities. Immediately following the release of the guarantees under the Vistra Operations Credit Facilities in connection with the June 2026 amendments to the Vistra Operations Credit Facilities, the guarantees of the Senior Secured Notes by the Guarantor Subsidiaries were automatically released in accordance with the terms of the Vistra Operations Senior Secured Indenture. The Senior Secured Notes were secured by a first-priority security interest in substantially the same collateral pledged to secure the obligations under the Vistra Operations Credit Facilities and contained covenants and other provisions generally consistent with those credit facilities.

The Indenture Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Indenture Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2026 Vistra Operations Senior Notes Issuances and Redemptions

In January 2026, Vistra Operations issued $2.25 billion aggregate principal amount of senior secured notes, consisting of $1.0 billion aggregate principal amount of 4.700% senior secured notes due 2031 and $1.250 billion aggregate principal amount of 5.350% senior secured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on January 31 and July 31 beginning July 31, 2026. Net proceeds totaling approximately $2.230 billion, together with cash on hand, were or will be used (i) to fund a portion of the consideration for the Cogentrix Transaction (see Note 2 for additional information), (ii) for general corporate purposes, including to repay existing indebtedness, and (iii) to pay fees and expenses related to the offering.

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

Accounts Receivable Financing

Accounts Receivable Securitization Program

TXU Energy Receivables Company LLC (RecCo), an indirect subsidiary of Vistra, has an accounts receivable financing facility (Receivables Facility) provided by issuers of asset-backed commercial paper and commercial banks (Purchasers). In July 2026, the Receivables Facility was amended to extend the term of the Receivables Facility to July 2027 while increasing the purchase limit from $1.1 billion to $1.25 billion.

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Dynegy Energy Services Mid-Atlantic, LLC, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each an indirect subsidiary of Vistra and an originator under the Receivables Facility (Originators), each sell and/or contribute, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as accounts receivables financing in the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in the condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of June 30, 2026, outstanding borrowings under the Receivables Facility totaled $300 million and were supported by $1.609 billion of RecCo gross receivables. As of December 31, 2025, outstanding borrowings under the Receivables Facility totaled $1.1 billion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Repurchase Facility

TXU Energy and the other Originators under the Receivables Facility have a repurchase facility (Repurchase Facility) that is provided on an uncommitted basis by a commercial bank as buyer (Buyer). In July 2026, the Repurchase Facility was renewed until July 2027 while maintaining the facility size of $125 million. The Repurchase Facility is collateralized by a subordinated note (Subordinated Note) issued by RecCo in favor of TXU Energy for the benefit of the Originators under the Receivables Facility and represents a portion of the outstanding balance of the purchase price paid for the Receivables sold by the Originators to RecCo under the Receivables Facility. Under the Repurchase Facility, TXU Energy may request that Buyer transfer funds to TXU Energy in exchange for a transfer of the Subordinated Note, with a simultaneous agreement by TXU Energy to transfer funds to Buyer at a date certain or on demand in exchange for the return of the Subordinated Note (collectively, the Repo Transaction). Each Repo Transaction is expected to have a term of one month, unless terminated earlier on demand by TXU Energy or terminated by Buyer after an event of default.

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

As of June 30, 2026, there were no outstanding borrowings under the Repurchase Facility. Outstanding borrowings were $125 million under the Repurchase Facility as of December 31, 2025.

Forward Repurchase Obligation

On September 18, 2024, Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue), pursuant to which Vistra Vision Holdings agreed to purchase each of Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash. The UPAs were amended prior to close to accelerate principal payments to Avenue and certain Nuveen noncontrolling interest holders. In accordance with the amended UPAs, on December 31, 2024, Vistra closed the acquisition of the Vistra Vision minority interest from Avenue and Nuveen. Vistra paid Avenue for the purchase of their minority interest in Vistra Vision in full upon closing and paid Nuveen an initial payment at closing, with the remaining payments to Nuveen to be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' remaining future payments to Nuveen are guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. In June 2026, Vistra made scheduled installment payments to reduce the forward repurchase obligation by $38 million, including $19 million of principal and $19 million of interest. A final principal and interest payment totaling $631 million is due to Nuveen on December 31, 2026.

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $613 million and $632 million at June 30, 2026 and December 31, 2025, respectively, and is included in forward repurchase obligation due currently in the condensed consolidated balance sheets.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest expense	$272	$275	$557	$547
Unrealized mark-to-market net (gains) losses on interest rate swaps	9	26	(7)	74
Amortization of debt issuance costs, discounts, and premiums	12	11	21	22
Debt extinguishment loss	35	—	35	—
Capitalized interest	(40)	(27)	(82)	(56)
Other	24	18	51	35
Total interest expense and related charges	$312	$303	$575	$622

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The weighted-average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps in effect at the time, was 5.22% as of June 30, 2025.

13.    DERIVATIVES

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

Our interest rate swaps as of June 30, 2026 include:

	Notional Amount (Net of Amortization)	Expiration Date	Rate Range (b)
	(in millions, except percentages)
Swapped to fixed (a)	$414	March, July and October 2045	3.95%	-	4.09%
____________
(a)In March 2025, May 2025, and July 2025, BCOP entered into interest rate swaps with notional amounts of approximately $108 million, $70 million and $238 million, respectively. These swaps are effective as of April 2025, October 2025, and October 2026, and will expire in March 2045, October 2045, and July 2045, respectively. These swaps are intended to hedge BCOP's exposure on approximately $414 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement (see Note 12 for additional information).
(b)The rate range reflects the fixed leg of each swap at the applicable Term SOFR rate.

In April 2026, we settled and terminated Vistra Operations' $700 million of pay variable rate and receive fixed rate swaps and $3.0 billion pay fixed rate and receive variable rate swaps expiring July 2026 and $2.3 billion of pay fixed rate and receive variable rate swaps effective from August 2026 through December 2030. In the three months ended June 30, 2026, we recognized a settlement gain of $11 million on the settlement and termination recorded in interest expense and related charges in the condensed consolidated statements of operations.

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

	June 30, 2026
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,646	$—	$17	$—	$3,663
Noncurrent assets	328	3	3	—	334
Current liabilities	(6)	—	(4,887)	—	(4,893)
Noncurrent liabilities	(24)	—	(1,434)	—	(1,458)
Net assets (liabilities)	$3,944	$3	$(6,301)	$—	$(2,354)
Offsetting instruments (a)	(3,330)	—	3,330	—	—
Financial collateral (received) pledged (b)	(120)	—	1,171	—	1,051
Net amounts	$494	$3	$(1,800)	$—	$(1,303)

	December 31, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,778	$10	$5	$—	$2,793
Noncurrent assets	396	8	1	—	405
Current liabilities	—	(1)	(4,038)	(10)	(4,049)
Noncurrent liabilities	(2)	—	(1,716)	(11)	(1,729)
Net assets (liabilities)	$3,172	$17	$(5,748)	$(21)	$(2,580)
Offsetting instruments (a)	(2,622)	(10)	2,622	10	—
Financial collateral (received) pledged (b)	(7)	—	891	—	884
Net amounts	$543	$7	$(2,235)	$(11)	$(1,696)
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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized (gain) loss in operating revenues (a)	$81	$(69)	$367	$143
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	(19)	15	26	(8)
Interest rate swaps unrealized (gain) loss in interest expense and related charges	(13)	(6)	(14)	(11)
Total reversals of previously recognized unrealized (gain) loss on derivative instruments	$49	$(60)	$379	$124
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized gain (loss) in operating revenues	$(643)	$119	$(293)	$(606)
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	109	(49)	151	(80)
Interest rate swaps unrealized gain (loss) in interest expense and related charges	4	(20)	21	(63)
Total unrealized net gain (loss) from change in fair value on derivative instruments	$(530)	$50	$(121)	$(749)
Net unrealized gain (loss) on derivative instruments	$(481)	$(10)	$258	$(625)
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

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales (NPNS) derivatives that are not recorded at fair value:

	June 30, 2026	December 31, 2025
Derivative type	Notional Volume		Unit of Measure
Natural gas	3,799	3,742	Million MMBtu
Electricity	951,495	996,777	GWh
Financial transmission rights / Congestion revenue rights	284,597	249,400	GWh
Coal	23	22	Million U.S. tons
Fuel oil	24	8	Million gallons
Emissions	22	13	Million U.S. tons
Renewable energy certificates	27	31	Million certificates
Interest rate swaps – variable/fixed	$414	$5,716	Million U.S. dollars
Interest rate swaps – fixed/variable	$—	$700	Million U.S. dollars

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	June 30, 2026	December 31, 2025
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,699)	$(1,822)
Offsetting fair value under netting arrangements (b)	443	528
Cash collateral and letters of credit	314	331
Liquidity exposure	$(942)	$(963)
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

June 30, 2026
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$4,377
Net exposure (a)	$712
Largest net exposure from any single counterparty (a)	$235
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector:
Gross exposure	82%
Net exposure (a)	24%
____________
(a)Exposure after taking into effect netting arrangements, setoff provisions, and collateral.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
14.    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of commodity contracts, interest rate swaps accounted for as derivatives, and NDT investments. See Note 13 for additional information on our derivative positions.

NDT Investments — NDT investments include debt, equity, and other securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of June 30, 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	June 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts	$3,104	$474	$366	$50	$3,994	$2,162	$437	$573	$8	$3,180
Interest rate swaps	—	3	—	—	3	—	17	—	1	18
NDTs – equity securities (b)	1,858	—	—		1,858	1,761	—	—		1,761
NDTs – debt securities (c)	164	2,245	—		2,409	117	1,971	—		2,088
Sub-total	$5,126	$2,722	$366	$50	8,264	$4,040	$2,425	$573	$9	7,047
Assets measured at net asset value (d):
NDTs – equity securities (b)					529					806
NDTs - debt securities (c)					357					329
NDTs - other investments					93					28
Total assets					$9,243					$8,210
Liabilities:
Commodity contracts	$4,077	$635	$1,589	$50	$6,351	$3,060	$846	$1,842	$8	$5,756
Interest rate swaps	—	—	—	—	—	—	21	—	1	22
Total liabilities	$4,077	$635	$1,589	$50	$6,351	$3,060	$867	$1,842	$9	$5,778
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
(c)The investment objective for NDT debt securities is to invest in a diversified, high-quality, tax-efficient portfolio. The debt securities are weighted with government and investment-grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high-yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 4.04% and 4.02% as of June 30, 2026 and December 31, 2025, respectively, and an average maturity of eight years as of each of June 30, 2026 and December 31, 2025, respectively. NDT debt securities held as of June 30, 2026 mature as follows: $958 million in one to five years, $1.225 billion in five to 10 years and $583 million after 10 years.
(d)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of June 30, 2026 and December 31, 2025:

June 30, 2026
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$132	$(1,411)	$(1,279)	Income Approach	Hourly price curve shape (c)	$—	to	$90	$45
						MWh
					Illiquid delivery periods for hub power prices (d)	$30	to	$145	$88
						MWh
					Market Heat Rates (d)	$35	to	$90	$63
						MWh
Options	5	(131)	(126)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	1,120%	563%
Financial transmission rights/Congestion revenue rights	196	(28)	168	Market Approach (f)	Illiquid price differences between settlement points (g)	$(45)	to	$20	$(12.5)
						MWh
Natural gas	25	(19)	6	Income Approach	Natural gas basis (h)	$(2)	to	$16	$7
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	8	—	8
Total	$366	$(1,589)	$(1,223)

December 31, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$269	$(1,607)	$(1,338)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$135	$80
						MWh
					Market Heat Rates (d)	$25	to	$130	$78
						MWh
Options	—	(177)	(177)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	1,120%	563%
Financial transmission rights/Congestion revenue rights	277	(34)	243	Market Approach (f)	Illiquid price differences between settlement points (g)	$(12)	to	$25	$7
						MWh
Natural gas	16	(24)	(8)	Income Approach	Natural gas basis (h)	$(2)	to	$14	$6
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	11	—	11
Total	$573	$(1,842)	$(1,269)
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
(i)Primarily based on the historical forward natural gas fixed prices.
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net liability balance at beginning of period	$(924)	$(944)	$(1,269)	$(752)
Total unrealized valuation gains (losses)	(201)	99	(1)	(144)
Purchases, issuances and settlements (a):
Purchases	57	83	105	132
Issuances	(13)	(4)	(20)	(6)
Settlements	(62)	(84)	30	(91)
Transfers into Level 3 (b)	(55)	(6)	(54)	(5)
Transfers out of Level 3 (c)	(25)	(28)	(14)	(18)
Net change	(299)	60	46	(132)
Net liability balance at end of period	$(1,223)	$(884)	$(1,223)	$(884)
Unrealized valuation losses relating to instruments held at end of period	$(241)	$(27)	$(120)	$(286)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Transfers into Level 3 include instruments for which significant valuation inputs became unobservable due to changes in market conditions. All transfers into Level 3 during the periods presented were from Level 2. For the three and six months ended June 30, 2026, transfers into Level 3 primarily consisted of power derivatives for which forward pricing inputs became unobservable. For the three and six months ended June 30, 2025, transfers into Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs become unobservable.
(c)Transfers out of Level 3 include instruments for which previously unobservable valuation inputs became observable. All transfers out of Level 3 during the periods presented were to Level 2. For the three and six months ended June 30, 2026, transfers out of Level 3 primarily consisted of power derivatives for which forward pricing inputs became observable. For the three months ended June 30, 2025, transfers out of Level 3 primarily consist of power and natural gas derivatives where forward pricing inputs become observable. For the six months ended June 30, 2025, transfers out of Level 3 primarily consisted of power, natural gas, and coal derivatives for which forward pricing inputs became observable.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Fair Value of Debt

		June 30, 2026		December 31, 2025
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Credit Facilities	Level 2	$—	$—	$2,417	$2,459
BCOP Credit Facility	Level 3	752	764	859	872
Vistra Zero Term Loan B Facility	Level 2	687	694	687	688
TxEF Loan	Level 3	171	172	—	—
Vistra Operations Senior Notes	Level 2	17,518	17,704	12,620	12,955
Energy Harbor Revenue Bonds	Level 2	417	434	416	433
Equipment Financing Agreements	Level 3	50	50	45	45
Forward Repurchase Obligation	Level 3	613	613	632	632

We determine fair value for instruments classified as Level 2 and Level 3 using valuation methodologies consistent with the fair value measurements discussion above.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
15.    ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the changes to our current and noncurrent ARO liabilities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total
	(in millions)
Liability at beginning of period	$3,374	$842	$4,216	$3,240	$838	$4,078
Accretion (a)	82	13	95	75	20	95
Adjustment for change in estimates (b)	—	(5)	(5)	—	(31)	(31)
Payments	—	(37)	(37)	—	(43)	(43)
Liability at end of period	3,456	813	4,269	3,315	784	4,099
Less amounts due currently	—	(197)	(197)	—	(146)	(146)
Noncurrent liability at end of period	$3,456	$616	$4,072	$3,315	$638	$3,953
____________
(a)For the six months ended June 30, 2026 and 2025, nuclear plant decommissioning accretion includes $50 million and $46 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $32 million and $29 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)There is a corresponding non-cash change in property, plant, and equipment related to land, reclamation, coal ash, and other ARO adjustments of $7 million and $14 million for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.869 billion and $1.838 billion, respectively, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.737 billion and $2.589 billion, respectively. As of June 30, 2026 and December 31, 2025, the difference between the carrying value of the ARO and the NDT represents a regulatory liability of $868 million and $751 million, respectively, recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
16.    COMMITMENTS AND CONTINGENCIES

Helix Fund Contractual Commitments

See Note 7 for additional information regarding the Company's investment in the Helix Fund where the Company committed up to $1 billion to the Helix Fund.

Letters of Credit, Surety Bonds, and Collateral Support Obligation

Letters of Credit

As of June 30, 2026, we had outstanding letters of credit totaling $3.587 billion as follows:

•$3.006 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions, various long-term PPAs, and $843 million of collateral postings with ISOs/RTOs;
•$307 million to support battery and solar development projects;
•$110 million to support ASAOC requirements with the EPA (see Note 9 for additional information);
•$86 million to support our REP financial requirements with the PUCT;
•$18 million to support executory contracts and insurance agreements; and
•$60 million for other credit support requirements.

Surety Bonds

Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations under various contracts and legal obligations in the normal course of business. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Our liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. As of June 30, 2026, we had outstanding surety bonds totaling $979 million, including $81 million with ISOs/RTOs.

Collateral Support Obligation

The RCT has rules in place to assure that parties can meet their mining reclamation obligations. In September 2016, the RCT agreed to a collateral bond of up to $975 million to support Luminant's reclamation obligations. The collateral bond is effectively a first lien on all of Vistra Operations' assets that contractually enables the RCT to be paid (up to $975 million) before any other first-lien lenders in the event of a liquidation of our assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Dorrell Antitrust Litigation — In July 2025, an antitrust lawsuit was filed in the U.S. District Court for the District of Maryland (Maryland District Court) against Human Resources Consultants, LLC, Accelerant Technologies, Constellation Energy Corporation and 25 other companies, including Vistra Corp. and Luminant Generation Company, LLC. The plaintiffs allege that since at least May 2003, the defendants exchanged confidential compensation information and conspired to fix and suppress compensation of all persons employed in nuclear power generation in violation of federal antitrust law. In October 2025, motions to dismiss these claims were filed and the plaintiffs amended their lawsuit. In December 2025, motions to dismiss these amended claims were filed, and the Maryland District Court heard argument on these motions on May 13, 2026. In August 2026, the Maryland District Court dismissed the case without prejudice.

Winter Storm Uri Legal Proceedings

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, and the Texas Attorney General initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury, wrongful death, and insurance lawsuits related to Winter Storm Uri were filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail and electric providers, as well as ERCOT. These cases were transferred to a single multi-district litigation (MDL) pretrial judge for all pretrial proceedings. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In December 2023, the First Court of Appeals in Houston, Texas (First Court of Appeals) in a unanimous decision granted the generators' mandamus petition and instructed the MDL court to grant the motions to dismiss in full filed by the generator defendants. In January 2025, the plaintiffs petitioned the Supreme Court of Texas to review that decision and filed their opening brief in September 2025. On March 30, 2026, the Supreme Court of Texas denied the plaintiffs' mandamus allowing the First Court of Appeals' decision to stand, requiring the MDL court to grant the generators' motions to dismiss the plaintiffs' remaining claims against the generator defendants. On June 15, 2026, the plaintiffs filed a motion for reconsideration and for consolidated rehearing at the Supreme Court of Texas, and, on July 24, 2026, the court denied the motion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

The EPA is providing control and oversight of clean up and remediation efforts on the site. In July 2025, we entered into an ASAOC with the EPA that requires us to perform certain activities, which primarily include battery removal and disposal, building demolition, and air and water monitoring at the Moss Landing 300 site. By entering into this ASAOC, we will conduct these activities under the EPA's oversight. See Note 9 for additional information including costs incurred through June 30, 2026 and estimated future costs to be incurred related to these activities.

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

Greenhouse Gas Emissions (GHG)

In May 2024, the EPA published a final GHG rule that repealed the Affordable Clean Energy (ACE) rule and sets limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The standards are based on technologies such as carbon capture and sequestration/storage (CCS) and natural gas co-firing. Units permanently retiring by January 1, 2032 are exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants are the only coal units that are subject to this rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities are also regulated under this rule. None of our existing large or small combustion turbines are subject to this rule, but the new 860 MW natural gas-fueled peaking plant at Permian would be subject to this rule once operational. Following finalization of the rule in May 2024, 17 petitions for review from various states, industry groups, and companies were filed in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) along with multiple motions to stay the rule. We are participating in an industry coalition challenging the rule. Oral argument on the merits of the legal challenges to the rule was held in December 2024 before the D.C. Circuit Court. The D.C. Circuit Court has granted the EPA's motion for an abeyance of the case and status reports are due at 90-day intervals. In June 2025, the EPA published a proposed repeal of GHG emission standards for fossil fuel-fired electric generation units, which could moot this case if the proposal is finalized and would result in no further federal regulation of GHGs at electric generating units. The final Carbon Pollution Standards Repeal rule was sent to White House Office of Management and Budget on May 14, 2026. Additionally, in February 2026, the EPA issued a rule that repeals the agency's prior 2009 endangerment finding for all GHG emission standards for light-, medium-, and heavy-duty vehicles. The rescission of the endangerment finding does not impact power plants, however, the EPA has also stated that, for other rules that have relied on the endangerment finding, it intends to initiate other rulemakings to address any overlapping issues. Several environmental groups have filed a challenge to the EPA's repeal of the endangerment finding in the D.C. Circuit Court.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

SO2 Designations for Texas

In November 2016, the EPA finalized nonattainment designations for SO2 for counties surrounding our Martin Lake generation plant and our now retired Big Brown and Monticello plants. The final designations required Texas to develop nonattainment plans for these areas. In September 2021, the TCEQ considered a proposal for its nonattainment SIP revision for the Martin Lake area and an agreed order to reduce SO2 emissions from the plant. The proposed agreed order associated with the SIP proposal reduced emission limits as of January 2022. Emission reductions required are those necessary to demonstrate attainment with the NAAQS. In February 2022, we and the TCEQ entered into an agreed order to reduce SO2 emissions at the Martin Lake plant, and the TCEQ submitted the agreed order to the EPA as a SIP revision to address the nonattainment designation. We and the State of Texas had previously filed legal challenges in 2017 to the EPA's nonattainment designations in the Fifth Circuit Court. In May 2025, the Fifth Circuit Court held that the EPA's designations were unlawful, granted the petitions for review, and remanded the designation back to the EPA. In September 2025, the EPA issued a final rule withdrawing its Finding of Failure to Submit and Finding of Failure to Attain in light of the Fifth Circuit Court's May 2025 decision. On May 6, 2026, the State of Texas submitted its designation of "attainment" for the area to the EPA. The EPA has not yet acted on that submittal. On May 13, 2026, the TCEQ voided the agreed order with Martin Lake and withdrew it and the associated SIP revision from EPA review in light of the vacatur of the nonattainment designation.

Effluent Limitation Guidelines (ELGs)

In October 2020, the EPA published a final rule that extends the compliance date for both flue gas desulfurization (FGD) and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois, and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In May 2024, the EPA published the final ELG rule revisions, which contain new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facilities that permanently cease coal combustion by 2028. A number of parties have since challenged the rule and that case is pending in the U.S. Court of Appeals for the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). We are not a party to that litigation. In February 2025, the Eighth Circuit granted the EPA's unopposed motion seeking to hold the litigation in abeyance while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In December 2025, the EPA finalized additional revisions to the ELG rule, including extending certain compliance deadlines under the 2024 ELG rule. Those deadlines would generally apply to facilities that had not already utilized the retirement provisions in the 2020 ELG rule, which our company had utilized. In addition, the rule authorizes a process for states to extend the 2028 retirement deadline that was finalized as part of the 2020 ELG rule in the event market conditions would not support retirement of a facility. We are continuing to evaluate this rule and the impact, if any, it might have on our announced plans to retire our remaining coal generation facilities in Illinois and Ohio by 2028 given that those facilities are under separate existing regulatory requirements to close by then. Several environmental groups have challenged that rule in the U.S. Court of Appeals for the Second Circuit. Additionally, the EPA issued a new proposed rule on May 18, 2026 that would apply to unmanaged combustion residual leachate.

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

On April 13, 2026, the EPA issued a proposed rule that would rescind all CCRMU requirements. The proposed rule would also make additional changes to the CCR rule as a whole, including provisions that would allow the permit authority to make site-specific determinations regarding the appropriate point-of-compliance for groundwater monitoring, site-specific cleanup levels, and appropriateness of certain closure requirements. The proposal would also amend the definition of beneficial use. We filed comments on the proposal on June 29, 2026.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At our retired Vermilion facility, in June 2021, we entered into an agreed interim consent order with the Illinois Attorney General and the Vermilion County State Attorney in which DMG is required to evaluate the closure alternatives under the requirements of the Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion River and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in the condensed consolidated balance sheets (see Note 15 for additional information).

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

17.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2290 and $0.2250 for the three months ended June 30, 2026 and 2025, respectively, and $0.4570 and $0.4485 for the six months ended June 30, 2026 and 2025, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In July 2026, the Board declared a quarterly dividend of $0.2300 per share of common stock that will be paid in September 2026.

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

Amount Authorized for Share Repurchases
(in billions)
Board Authorization Dates:
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at June 30, 2026	$7.75

The following table provides information about our repurchases of common stock for the period between January 1, 2026 and August 3, 2026:

	$7.750 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2026	2,373,546	$159.82	$379
Three Months Ended June 30, 2026 (a)	2,155,553	153.34	331
Six Months Ended June 30, 2026	4,529,099	$156.74	$710	$1,290
July 1, 2026 through August 3, 2026	436,821	154.78	68
January 1, 2026 through August 3, 2026 (a)	4,965,920	$156.57	$778	$1,222
____________
(a)Shares repurchased include 15,435 and 17,244, respectively, of unsettled shares for $2 million and $3 million, respectively, as of June 30, 2026 and August 3, 2026, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Stock Series	2026	2025	2026	2025
Series A Preferred Stock	$40.000	$40.000	$40.000	$40.000
Series B Preferred Stock	$35.000	$35.000	$35.000	$35.000
Series C Preferred Stock	$—	$—	$44.375	$44.375

In April 2026, the Board declared a semi-annual dividend of $44.375 per share of Series C Preferred Stock that will be paid in July 2026. In July 2026, the Board declared a semi-annual dividend of $40.000 per share of Series A Preferred Stock that will be paid in October 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
18.    EARNINGS PER SHARE

Basic earnings per share available to common stockholders are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method and includes the effect of all potential issuances of common shares under stock-based incentive compensation arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except share data)
Net income attributable to Vistra	$305	$327	$1,334	$59
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(40)	(40)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(35)	(35)
Less cumulative dividends attributable to Series C Preferred Stock	(10)	(10)	(21)	(21)
Net income (loss) attributable to common stock — basic and diluted	258	280	$1,238	$(37)
Weighted average shares of common stock outstanding:
Basic	336,846,562	339,401,983	337,332,362	339,599,887
Dilutive securities: Stock-based incentive compensation plan	2,384,414	6,103,205	3,208,814	—
Diluted	339,230,976	345,505,188	340,541,176	339,599,887
Net income (loss) per weighted average share of common stock outstanding:
Basic	$0.77	$0.82	$3.67	$(0.11)
Diluted	$0.76	$0.81	$3.64	$(0.11)

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 378,680 and 208 shares in the three months ended June 30, 2026 and 2025, respectively, and 247,496 and 7,342,840 shares for the six months ended June 30, 2026 and 2025, respectively.

19.    SEGMENT INFORMATION

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

The West segment represents results from the CAISO market, including our battery ESS project at our Moss Landing power plant site. The Moss Landing 300 MW and Moss Landing 100 MW battery facilities were transferred to the Asset Closure segment in the first quarter of 2025 and fourth quarter of 2025, respectively, as a result of the Moss Landing Incident (see Note 9 for additional information).

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Asset Closure segment is engaged in the decommissioning and reclamation of retired generation facilities, including mines, and battery removal and remediation activities. When facilities are transferred to the Asset Closure segment, prior period results are retrospectively adjusted for comparative purposes, provided the effects are material (see Note 8 for additional information). By separately reporting the Asset Closure segment, management gains improved insights into the performance and earnings potential of Vistra's ongoing operations while actively monitoring the cost associated with Asset Closure activities.

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

	Three Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$3,610	$1,418	$954	$71	$—	$6,053
Reconciliation of consolidated operating revenues:
Corporate and Other						(2,036)
Total consolidated operating revenues						$4,017

Fuel, purchased power costs, and delivery fees (b)	(2,838)	(363)	(594)	(15)	—
Operating costs	(37)	(293)	(410)	(16)	(97)
Selling, general, and administrative expenses	(231)	(45)	(44)	(2)	(16)
Other segment items:
Depreciation and amortization	(10)	(184)	(216)	(14)	(3)
Interest expenses and related charges	(10)	10	24	4	(1)
Other (c)	—	49	120	—	1
Total reportable segment net income (loss)	$484	$592	$(166)	$28	$(116)	$822
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(517)
Corporate and Other — income tax expense						122
Total consolidated income before income taxes						$427
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $30 million and $86 million, respectively, in the Texas and East segments.
(c)Other includes other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$3,532	$1,788	$1,480	$25	$20	$6,845
Reconciliation of consolidated operating revenues:
Corporate and Other						(2,595)
Total consolidated operating revenues						$4,250

Fuel, purchased power costs, and delivery fees (b)	(3,321)	(468)	(746)	(35)	—
Operating costs	(37)	(277)	(355)	(18)	(45)
Selling, general, and administrative expenses	(256)	(43)	(58)	(7)	(19)
Other segment items:
Depreciation and amortization	(24)	(167)	(316)	(16)	1
Interest expenses and related charges	(17)	18	8	1	(1)
Other (c)	—	12	107	—	1
Total reportable segment net income (loss)	$(123)	$863	$120	$(50)	$(43)	$767
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(440)
Corporate and Other — income tax expense						76
Total consolidated income before income taxes						$403
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $30 million and $92 million, respectively, in the Texas and East segments.
(c)Other includes other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$7,299	$4,405	$3,214	$160	$6	$15,084
Reconciliation of consolidated operating revenues:
Corporate and Other						(5,427)
Total consolidated operating revenues						$9,657

Fuel, purchased power costs, and delivery fees (b)	(6,935)	(779)	(1,978)	(40)	—
Operating costs	(75)	(554)	(783)	(32)	(109)
Selling, general, and administrative expenses	(487)	(104)	(94)	(5)	(31)
Other segment items:
Depreciation and amortization	(20)	(358)	(481)	(28)	(6)
Interest expenses and related charges	(23)	24	46	7	(1)
Other (c)	1	49	86	—	5
Total reportable segment net income (loss)	$(240)	$2,683	$10	$62	$(136)	$2,379
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(1,045)
Corporate and Other — income tax expense						305
Total consolidated income before income taxes						$1,639

Capital expenditures, excluding growth expenditures	$7	$380	$305	$47	$—	$739
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						315
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$1,054
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $66 million and $176 million, respectively, in the Texas and East segments.
(c)Other includes other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$6,700	$1,998	$2,860	$182	$24	$11,764
Reconciliation of consolidated operating revenues:
Corporate and Other						(3,581)
Total consolidated operating revenues						$8,183

Fuel, purchased power costs, and delivery fees (b)	(5,033)	(965)	(1,918)	(87)	—
Operating costs	(77)	(535)	(682)	(30)	(101)
Selling, general, and administrative expenses	(499)	(84)	(116)	(9)	(36)
Other segment items:
Depreciation and amortization	(47)	(317)	(632)	(31)	2
Interest expenses and related charges	(35)	32	20	2	(2)
Other (c)	—	14	98	—	2
Total reportable segment net income (loss)	$1,009	$143	$(370)	$27	$(111)	$698
Reconciliation to consolidated loss before income taxes:
Corporate and Other — net loss						(639)
Corporate and Other — income tax benefit						(100)
Total consolidated loss before income taxes						$(41)

Capital expenditures, excluding growth expenditures	$8	$577	$303	$69	$—	$957
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						329
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$1,286
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $61 million and $176 million, respectively, in the Texas and East segments.
(c)Other includes other income, net.

VISTRA CORP.
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in Part I, Item 1. Financial Statements.

Business Environment and Outlook

Electricity Demand

Electricity demand drivers including the rise of large scale data centers, the electrification of oil field operations, and electric vehicle load building are contributing to a projected fast-paced load growth in the regions we serve. Our integrated retail electricity and power generation operations allow us to quickly respond to electricity demand changes. To support growing demand from large‑scale electricity consumers, we continue to engage in discussions with various counterparties regarding the potential long-term sale of power from our generation facilities, and we are progressing a series of development initiatives across our generation portfolio, including nuclear uprates and other capacity expansions.

Supply Chain Constraints

Our industry continues to face ongoing supply chain constraints and labor shortages, which have reduced the availability of essential equipment and supplies for constructing new generation facilities, increased the lead times for procuring materials, and raised equipment and labor costs associated with maintaining our natural gas, nuclear, and coal fleet.

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

Noteworthy Developments

Capacity Markets — PJM Auction Results

In July 2026, Vistra received its results from the PJM Capacity Auction for planning year 2028-2029, and the table below lists clearing price per MW-day and our cleared capacity volumes by zone:

Zone	Clearing Price per MW-day	Total MW Cleared
RTO	$325.00	4,130
ComEd	$325.00	1,174
DEOK	$325.00	927
EMAAC	$325.00	1,819
MAAC	$325.00	585
ATSI	$325.00	2,069
DOM	$325.00	220
Total		10,924

VISTRA CORP.
Strategic Investment in Digital Infrastructure

In June 2026, the Company entered into a limited partnership agreement governing KKR Helix C L.P. (the Helix Fund), an open-ended investment fund managed by affiliates of KKR & Co. Inc. (KKR). As a founding investor in the Helix Fund, the Company committed up to $1 billion consisting of (i) an initial $500 million commitment and (ii) an additional $500 million commitment subject to the Helix Fund meeting certain commercial power supply milestones for our existing generation assets or, at the Company's election, regardless of whether such milestones are achieved.

The Helix Fund will seek to invest in and manage assets critical to enabling artificial intelligence (AI), including hyperscale data center development and operations; baseload and flexible power generation; transmission and distribution infrastructure; and fiber and connectivity infrastructure, among other assets. This investment reflects our strategy to participate in the growing demand for power generation assets supporting hyperscale data center development, while leveraging our existing fleet and development capabilities.

Gas Plants Disposition

In June 2026, Vistra Operations entered into a purchase and sale agreement for the sale of our Casco Bay, Beaver Falls, and Syracuse natural gas generation facilities (the Disposal Group). The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of applicable regulatory approvals. The related assets and liabilities of the Disposal Group were classified as held for sale as of June 30, 2026 and are reported in the East segment. See Note 2 to the Financial Statements for additional information.

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
•Repowering the coal-fueled Coleto Creek Power Plant near Goliad, Texas, set to retire in 2026 to comply with EPA rules, as a natural-gas-fueled plant with up to 600 MW of capacity.
•Completing upgrades at existing natural-gas-fueled plants that will add more than 500 MW of summer capacity and 100 MW of winter capacity.

In June 2026, Permian Power entered into a $583 million loan agreement with the Texas Energy Fund (TxEF) to finance the development of the 860 MW peaking plant in west Texas (TxEF Loan). The loan is non-recourse to Vistra, and interest on the TxEF Loan is calculated at a fixed rate of 3.0% per annum. As of June 30, 2026, $172 million was outstanding under the agreement.

Collateral Release

On December 2, 2025, S&P upgraded Vistra Operations' issuer credit rating from BB+ to BBB- and revised its outlook from Positive to Stable, and on March 20, 2026, S&P upgraded the Senior Unsecured Notes rating from BB+ to BBB-. On March 16, 2026, Fitch upgraded Vistra Operations' issuer default rating and the Senior Unsecured Notes rating from BB+ to BBB- and revised its outlook from Positive to Stable. As a result of these investment-grade ratings and the satisfaction of certain other conditions specified in the Vistra Operations Senior Secured Indenture, an investment-grade event was deemed to have occurred, and the liens on the collateral securing the Senior Secured Notes were automatically terminated and released in full on April 2, 2026 (Indenture Collateral Release).

The Indenture Collateral Release represents the elimination of the collateral and related lien provisions under the Vistra Operations Senior Secured Indenture only and did not modify, refinance, extinguish, or otherwise change the outstanding principal amount, maturity, interest rates, or other material terms of the Senior Secured Notes. Following the Indenture Collateral Release, the Senior Secured Notes are effectively unsecured and rank pari passu with the Senior Unsecured Notes. The Indenture Collateral Release is subject to reversion if the applicable rating agencies withdraw the investment-grade ratings or downgrade the ratings below investment grade, subject to a 60-day grace period.

VISTRA CORP.
Additionally, Vistra Operations repaid $2.444 billion in outstanding borrowings under the Term Loan B-3 facility in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Commodity-Linked Credit Agreement releasing all liens securing the Vistra Operations Credit Facilities and the Vistra Operations Commodity-Linked Credit Facility (Credit Facility Collateral Release). The Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Facility were amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Facility. The Vistra Operations Credit Agreement was also amended to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letters of commitments and/or secured cash management agreements, in each case, under the Vistra Operations Credit Agreement. The Vistra Operations Commodity-Linked Credit Facility was amended to release each guarantor from its guarantee.

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

Consummation of the Cogentrix Transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals, including approvals of FERC and the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In August 2026, we received FERC approval. The Cogentrix Transaction is expected to close in late 2026.

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

VISTRA CORP.
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

Comanche Peak Power Purchase Agreement

In September 2025, Vistra announced that we entered into a 20-year PPA (with options to extend for up to an additional 20 years) with Amazon Web Services (AWS), pursuant to which we agreed to supply AWS 1,200 MW of carbon-free power from the Comanche Peak Nuclear Power Plant. Vistra anticipates power delivery to begin in the fourth quarter of 2027 and ramp to full capacity by 2032.

Nuclear Plant License Renewal

In July 2025, our application for license renewal at our Perry Nuclear Plant was approved by the NRC. The license now extends through 2046.

Moss Landing 300 Incident

On January 16, 2025, we experienced a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site (the Moss Landing Incident) that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. See Note 9 to the Financial Statements for additional information.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote off the unit's net book value of less than $1 million to depreciation expense in December 2024. The unit returned to service in February 2026. See Note 9 to the Financial Statements for additional information.

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

VISTRA CORP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average Power Price ($/MWh):
ERCOT North Hub	$30.20	$32.02	$31.19	$31.46
ERCOT West Hub	$24.71	$31.44	$27.12	$30.79
PJM AEP Dayton Hub	$43.40	$40.58	$56.95	$44.23
PJM Northern Illinois Hub	$29.30	$31.03	$40.13	$33.10
PJM Western Hub	$51.43	$42.35	$74.29	$48.10
MISO Indiana Hub	$39.23	$39.35	$53.16	$42.08
ISONE Massachusetts Hub	$47.59	$40.07	$82.25	$71.24
New York Zone A	$33.72	$35.73	$66.91	$52.08
CAISO NP15	$17.26	$26.62	$23.10	$33.71
Average Natural Gas Price ($/MMBtu)
NYMEX Henry Hub	$2.93	$3.16	$3.91	$3.71
Houston Ship Channel	$2.45	$2.74	$2.85	$3.10
Permian Basin	$(3.10)	$1.10	$(2.08)	$1.46
Dominion South	$2.07	$2.32	$3.39	$3.02
Tetco ELA	$2.64	$2.88	$3.77	$3.47
Chicago Citygate	$2.47	$2.86	$3.90	$3.43
Tetco M3	$2.15	$2.47	$5.86	$4.43
Algonquin Citygates	$2.37	$2.86	$8.19	$7.32
PG&E Citygate	$1.55	$2.81	$1.81	$3.26

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of June 30, 2026 were as follows:

	Balance of 2026	2027
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	98%	74%
Natural Gas Generation:
Texas	100%	69%
East	99%	97%
West	100%	78%

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

VISTRA CORP.
To illustrate the impact of weather variability on our operating results, the following table presents cooling and heating degree days relative to normal levels by segment in the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	Retail		Texas		East		West
	2026	2025	2026	2025	2026	2025	2026	2025
Weather - percent of normal (a):
Cooling degree days	113%	101%	104%	111%	107%	101%	102%	91%
Heating degree days	71%	84%	95%	99%	96%	90%	70%	131%

	Six Months Ended June 30,
	Retail		Texas		East		West
	2026	2025	2026	2025	2026	2025	2026	2025
Weather - percent of normal (a):
Cooling degree days	123%	104%	114%	114%	107%	102%	147%	88%
Heating degree days	73%	104%	78%	112%	105%	99%	65%	125%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International (WSI) data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

Results of Operations

The tables and discussion that follow present period‑over‑period changes in our results of operations and highlight the primary drivers of those variances for the periods presented.

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

VISTRA CORP.
Consolidated Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,610	$1,418	$954	$71	$—	$(2,036)	$4,017
Fuel, purchased power costs and delivery fees	(2,838)	(363)	(594)	(15)	—	2,036	(1,774)
Operating costs	(37)	(293)	(410)	(16)	(97)	—	(853)
Depreciation and amortization	(10)	(184)	(216)	(14)	(3)	(18)	(445)
Selling, general, and administrative expenses	(231)	(45)	(44)	(2)	(16)	(54)	(392)
Operating income (loss)	494	533	(310)	24	(116)	(72)	553
Other income, net	—	49	120	—	1	16	186
Interest expense and related charges	(10)	10	24	4	(1)	(339)	(312)
Income (loss) before income taxes	484	592	(166)	28	(116)	(395)	427
Income tax expense	—	—	—	—	—	(122)	(122)
Net income (loss)	$484	$592	$(166)	$28	$(116)	$(517)	$305
Income tax expense	—	—	—	—	—	122	122
Interest expense and related charges (a)	10	(10)	(24)	(4)	1	339	312
Depreciation and amortization (b)	10	213	302	14	3	18	560
EBITDA before Adjustments	504	795	112	38	(112)	(38)	1,299
Unrealized net (gain) loss resulting from commodity hedging transactions	261	(446)	629	28	—	—	472
Purchase accounting impacts	1	—	(14)	—	—	(13)	(26)
Non-cash compensation expenses	—	—	—	—	—	35	35
Transition and merger expenses	1	—	2	—	—	12	15
Insurance income (c)	—	(48)	—	—	—	—	(48)
Decommissioning-related activities (d)	—	4	(95)	1	90	—	—
Other, net	6	6	8	1	(1)	(23)	(3)
Adjusted EBITDA	$773	$311	$642	$68	$(23)	$(27)	$1,744
____________
(a)Corporate and Other includes $9 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $30 million and $86 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment.
(d)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$3,532	$1,788	$1,480	$25	$20	$(2,595)	$4,250
Fuel, purchased power costs and delivery fees	(3,321)	(468)	(746)	(35)	—	2,596	(1,974)
Operating costs	(37)	(277)	(355)	(18)	(45)	(1)	(733)
Depreciation and amortization	(24)	(167)	(316)	(16)	1	(19)	(541)
Selling, general, and administrative expenses	(256)	(43)	(58)	(7)	(19)	(36)	(419)
Impairment of long-lived assets	—	(68)	—	—	—	—	(68)
Operating income (loss)	(106)	765	5	(51)	(43)	(55)	515
Other income, net	—	80	108	—	1	2	191
Interest expense and related charges	(17)	18	8	1	(1)	(312)	(303)
Income (loss) before income taxes	(123)	863	121	(50)	(43)	(365)	403
Income tax expense	—	—	(1)	—	—	(75)	$(76)
Net income (loss)	$(123)	$863	$120	$(50)	$(43)	$(440)	$327
Income tax expense	—	—	1	—	—	75	76
Interest expense and related charges (a)	17	(18)	(8)	(1)	1	312	303
Depreciation and amortization (b)	24	197	412	16	(1)	20	668
EBITDA before Adjustments	(82)	1,042	525	(35)	(43)	(33)	1,374
Unrealized net (gain) loss resulting from commodity hedging transactions	841	(900)	(39)	82	—	—	(16)
Purchase accounting impacts	8	—	9	—	—	—	17
Non-cash compensation expenses	—	—	—	—	—	25	25
Transition and merger expenses	5	—	—	—	—	17	22
Impairment of long-lived assets	—	68	—	—	—	—	68
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	4	(81)	—	43	—	(34)
ERP system implementation expenses	3	3	3	—	1	—	10
Other, net (e)	(19)	5	1	2	3	(25)	(33)
Adjusted EBITDA	$756	$142	$418	$49	$(17)	$(16)	$1,332
____________
(a)Corporate and Other includes $26 million of unrealized mark-to-market net losses on interest rate swaps.
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

VISTRA CORP.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$7,299	$4,405	$3,214	$160	$6	$(5,427)	$9,657
Fuel, purchased power costs, and delivery fees	(6,935)	(779)	(1,978)	(40)	—	5,428	(4,304)
Operating costs	(75)	(554)	(783)	(32)	(109)	—	(1,553)
Depreciation and amortization	(20)	(358)	(481)	(28)	(6)	(36)	(929)
Selling, general, and administrative expenses	(487)	(104)	(94)	(5)	(31)	(98)	(819)
Operating income (loss)	(218)	2,610	(122)	55	(140)	(133)	2,052
Other income (deductions), net	1	49	86	—	5	21	162
Interest expense and related charges	(23)	24	46	7	(1)	(628)	(575)
Income (loss) before income taxes	(240)	2,683	10	62	(136)	(740)	1,639
Income tax expense	—	—	—	—	—	(305)	(305)
Net income (loss)	$(240)	$2,683	$10	$62	$(136)	$(1,045)	$1,334
Income tax expense	—	—	—	—	—	305	305
Interest expense and related charges (a)	23	(24)	(46)	(7)	1	628	575
Depreciation and amortization (b)	20	424	657	28	6	36	1,171
EBITDA before Adjustments	(197)	3,083	621	83	(129)	(76)	3,385
Unrealized net (gain) loss resulting from commodity hedging transactions	1,026	(2,168)	854	37	—	—	(251)
Purchase accounting impacts	1	—	(15)	—	—	(13)	(27)
Non-cash compensation expenses	—	—	—	—	—	67	67
Transition and merger expenses	—	—	2	—	—	24	26
Insurance income (c)	—	(48)	—	—	(6)	—	(54)
Decommissioning-related activities (d)	—	8	(35)	1	92	—	66
Other, net	11	22	16	3	1	(46)	7
Adjusted EBITDA	$841	$897	$1,443	$124	$(42)	$(44)	$3,219
____________
(a)Corporate and Other includes $7 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $66 million and $176 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment and revenues from Moss Landing Incident business interruption proceeds in the Asset Closure segment.
(d)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	$6,700	$1,998	$2,860	$182	$24	$(3,581)	$8,183
Fuel, purchased power costs, and delivery fees	(5,033)	(965)	(1,918)	(87)	—	3,582	(4,421)
Operating costs	(77)	(535)	(682)	(30)	(101)	(1)	(1,426)
Depreciation and amortization	(47)	(317)	(632)	(31)	2	(38)	(1,063)
Selling, general, and administrative expenses	(499)	(84)	(116)	(9)	(36)	(66)	(810)
Impairment of long-lived assets	—	(68)	—	—	—	—	(68)
Operating income (loss)	1,044	29	(488)	25	(111)	(104)	395
Other income (deductions), net	—	82	99	—	2	3	186
Interest expense and related charges	(35)	32	20	2	(2)	(639)	(622)
Income (loss) before income taxes	1,009	143	(369)	27	(111)	(740)	(41)
Income tax (expense) benefit	—	—	(1)	—	—	101	100
Net income (loss)	$1,009	$143	$(370)	$27	$(111)	$(639)	$59
Income tax expense (benefit)	—	—	1	—	—	(101)	(100)
Interest expense and related charges (a)	35	(32)	(20)	(2)	2	639	622
Depreciation and amortization (b)	47	378	808	31	(2)	39	1,301
EBITDA before Adjustments	1,091	489	419	56	(111)	(62)	1,882
Unrealized net (gain) loss resulting from commodity hedging transactions	(156)	130	528	50	(1)	—	551
Purchase accounting impacts	8	—	23	—	—	—	31
Non-cash compensation expenses	—	—	—	—	—	46	46
Transition and merger expenses	5	—	1	—	—	34	40
Impairment of long-lived assets	—	68	—	—	—	—	68
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	9	(46)	—	89	—	52
ERP system implementation expenses	3	3	3	—	1	—	10
Other, net (e)	(11)	13	4	5	2	(44)	(31)
Adjusted EBITDA	$940	$632	$932	$111	$(41)	$(26)	$2,548

____________
(a)Corporate and Other includes $74 million of unrealized mark-to-market net losses on interest rate swaps.
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

Net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 decreased by $22 million. Adjusted EBITDA for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 increased by $412 million.

Net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased by $1.275 billion. Adjusted EBITDA for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased by $671 million.

VISTRA CORP.
The primary drivers for the changes in net income and Adjusted EBITDA include:

	Three Months Ended June 30, 2026 Compared to 2025	Six Months Ended June 30, 2026 Compared to 2025
	(in millions)
Favorable change in realized revenue net of fuel driven primarily by higher realized capacity prices in East, higher energy margins from optimizing the dispatch of select gas units in response to favorable market conditions in Texas, the addition of plants acquired in the Lotus Acquisition, and Martin Lake Unit 1 return to service	$480	$924
Unfavorable year-to-date retail margins driven by increase in excess volumes sold at lower wholesale prices, partially offset by favorable second quarter margins driven by higher contractual rates	15	(63)
Unfavorable change in retail customer consumption due to weather	(5)	(29)
Increase in plant operating costs due primarily to higher maintenance and outage costs and the addition of plants acquired in the Lotus Acquisition	(70)	(128)
Change in SG&A and other primarily due to higher technology and legal costs	(8)	(33)
Change in Adjusted EBITDA	$412	$671
Change in depreciation and amortization, including nuclear fuel amortization	108	130
Change in unrealized net gains (losses) resulting from commodity hedging transactions	(488)	802
Impairment of long-lived assets	68	68
Increase in insurance income	(53)	(47)
Decommissioning-related activities	(34)	(14)
Other (including interest expenses and income tax expense)	(35)	(335)
Change in Net income (loss)	$(22)	$1,275

Results of Operations by Segment

The following section presents the results of operations and net income (loss) of Vistra's reportable business segments. See Note 19 of the Financial Statements for a discussion of the Company's segments as defined under the accounting standards for segment reporting.

Retail

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$484	$(123)	$(240)	$1,009
Adjusted EBITDA	$773	$756	$841	$940
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	18,326	19,885	34,230	37,850
Sales volumes in Northeast/Midwest	13,474	13,382	27,679	28,740
Total retail electricity sales volumes	31,800	33,267	61,909	66,590

For the three months ended June 30, 2026 compared to three months ended June 30, 2025, Retail net income increased primarily due to a $580 million decrease in unrealized mark-to-market losses on commodity derivative positions, and higher retail margins driven by higher contractual rates, partially offset by a slight decrease in customer consumption due to milder weather.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, Retail net income decreased due to a $1.2 billion increase in unrealized mark-to-market losses on commodity derivative positions, a decrease in retail margins primarily due to an increase in excess volumes sold at lower wholesale prices and a decrease in customer consumption due to weather.

VISTRA CORP.
Texas

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$592	$863	$2,683	$143
Adjusted EBITDA	$311	$142	$897	$632
Production volumes (GWh):
Natural gas facilities	11,605	11,200	20,864	20,345
Lignite and coal facilities	6,309	4,871	11,729	10,308
Nuclear facilities	4,456	4,490	9,680	9,719
Solar facilities	278	213	512	375
Capacity factors:
CCGT facilities	62.5%	54.8%	56.2%	51.5%
Lignite and coal facilities	60.0%	49.6%	56.1%	52.7%
Nuclear facilities	85.0%	85.7%	92.9%	93.2%

For the three months ended June 30, 2026 compared to three months ended June 30, 2025, Texas net income decreased primarily due to a $453 million decrease in unrealized mark-to-market gains on commodity derivative positions, partially offset by higher energy margins from optimizing the dispatch of select gas units in response to favorable market conditions and Martin Lake Unit 1 return to service.

For the six months ending June 30, 2026 compared to six months ended June 30, 2025, Texas net income increased primarily due to a $2.3 billion increase in unrealized mark-to-market gains on commodity derivative positions and higher energy margins from optimizing the dispatch of select gas units in response to favorable market conditions and Martin Lake Unit 1 return to service.

East

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$(166)	$120	$10	$(370)
Adjusted EBITDA	$642	$418	$1,443	$932
Production volumes (GWh):
Natural gas facilities	15,805	12,198	33,255	26,840
Lignite and coal facilities	3,058	4,020	7,472	9,194
Nuclear facilities	7,954	8,017	15,998	15,696
Solar facilities	214	67	269	111
Capacity factors:
CCGT facilities	53.7%	51.2%	57.6%	57.2%
Lignite and coal facilities	35.7%	46.9%	43.8%	53.9%
Nuclear facilities	90.0%	90.7%	91.0%	89.3%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, East net income decreased primarily due to a $669 million increase in unrealized mark-to-market losses on commodity derivative positions partially offset by higher realized capacity prices and the addition of the plants acquired in the Lotus Acquisition.

For the six months ending June 30, 2026 compared to six months ended June 30, 2025, East net income increased primarily due to higher realized capacity prices and the addition of plants acquired in the Lotus Acquisition, partially offset by $327 million increase in unrealized mark-to-market losses on commodity derivative positions.

VISTRA CORP.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$28	$(50)	$62	$27
Adjusted EBITDA	$68	$49	$124	$111
Production volumes (GWh):
Natural gas facilities	578	545	965	1,047
Capacity factors:
CCGT facilities	25.2%	24.5%	21.0%	23.6%

For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, West net income increased primarily due to a $54 million and $14 million, respectively, decrease in unrealized mark-to-market losses on commodity derivative positions and higher realized capacity revenue.

Asset Closure Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net loss	$(116)	$(43)	$(136)	$(111)

Asset Closure net loss increased primarily due to incremental costs associated with the Moss Landing Incident, net of property damage and business interruption insurance recoveries, recognized in the three and six months ended June 30, 2026.

Disaggregated Consolidated Statement of Operations Results

Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating revenues	$4,017	$4,250	$9,657	$8,183

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, operating revenues decreased primarily due to a $611 million increase in unrealized mark-to-market losses on commodity derivative positions, partially offset by higher retail revenue contractual rates, higher wholesale capacity and energy revenues and the addition of plants acquired in the Lotus Acquisition.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, operating revenues increased primarily due to a $537 million increase in unrealized mark-to-market gains on commodity derivative positions, higher wholesale capacity and energy revenues and the addition of plants acquired in the Lotus Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Fuel, purchased power costs, and delivery fees	$(1,774)	$(1,974)	$(4,304)	$(4,421)

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, fuel, purchased power costs, and delivery fees decreased primarily due to a $123 million increase in unrealized mark-to-market gains on commodity derivative positions and lower realized fuel costs from optimizing the dispatch of select gas units in response to favorable market conditions, partially offset by the addition of plants acquired in the Lotus Acquisition.

VISTRA CORP.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, fuel, purchased power costs, and delivery fees decreased primarily due to a $264 million increase in unrealized mark-to-market gains on commodity derivative positions and lower realized fuel costs from optimizing the dispatch of select gas units in response to favorable market conditions, partially offset by the addition of plants acquired in the Lotus Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating costs	$(853)	$(733)	$(1,553)	$(1,426)

For the three and six months ended June 30, 2026 and 2025, operating costs increased primarily due to higher maintenance and outage costs, the addition of plants acquired in the Lotus Acquisition, and incremental costs associated with the Moss Landing Incident, net of insurance recoveries, recognized in the three and six months ended June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Depreciation and amortization	$(445)	$(541)	$(929)	$(1,063)

For the three and six months ended June 30, 2026 and 2025, depreciation and amortization decreased primarily due to the absence of depreciation and amortization expense recorded for the Moss Landing 300 and 100 MW battery projects and Retail customer relationship intangible assets and other one-time retirements recorded in the six months ended June 30, 2025, partially offset by the addition of plants acquired in the Lotus Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Selling, general, and administrative expenses	$(392)	$(419)	$(819)	$(810)

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, selling, general, and administrative expenses decreased primarily due to lower transition and merger costs and legal settlements, partially offset by increases in technology costs of $6 million, stock-based compensation expense of $9 million, and retail selling costs of $10 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Impairment of long-lived assets	$—	$(68)	$—	$(68)

In the second quarter of 2025, we recognized impairments of $68 million related to development projects we have no plans to complete.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Other income (deductions), net	$186	$191	$162	$186

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, other income (deductions), net decreased primarily due to a decrease of $32 million in involuntary conversion gains for Martin Lake insurance proceeds and a decrease in NDT net gains of $10 million consisting of unrealized losses on investments of $95 million partially offset by realized income of $85 million.

VISTRA CORP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest expense and related charges	$(312)	$(303)	$(575)	$(622)

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, interest expense and related charges increased primarily due to $35 million in debt extinguishment losses on Term Loan B-3 and senior notes repayments, partially offset by a $17 million decrease in unrealized mark-to-market losses on interest rate swaps and an $11 million gain recognized on the settlement and termination of interest rate swaps in April 2026.

For the six months ended June 30, 2026 compared to six months ended June 30, 2025, interest expense and related charges decreased primarily due to an $81 million increase in unrealized mark-to-market gains on interest rate swaps, partially offset by $35 million in debt extinguishment losses on Term Loan B-3 and senior notes repayments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income tax benefit (expense)	$(122)	$(76)	$(305)	$100
Effective tax rate	28.6%	18.9%	18.6%	243.9%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, income tax benefit (expense) decreased primarily due to a higher effective tax rate driven by the discrete impact of mark-to-market adjustments accounted for outside of the Company's forecasted annual effective income tax rate and state income taxes.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, income tax benefit (expense) decreased primarily due to an increase in pretax book income.

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

Sources and Uses of Cash

	Six Months Ended June 30,
	2026	2025	Change
	(in millions)
Net cash provided by operating activities	$2,222	$1,171	$1,051
Net cash used in investing activities	$(1,279)	$(1,671)	$392
Net cash used in financing activities	$(1,284)	$(227)	$(1,057)

Operating Cash Flows

The change in net cash provided by operating activities was primarily driven by (i) increased realized revenue net of fuel driven primarily by higher realized capacity prices in the East segment, higher energy margins in the Texas segment, the addition of plants acquired in the Lotus Acquisition and Martin Lake Unit 1 return to service and (ii) a $180 million decrease in net margin deposits posted supporting our hedging strategy.

VISTRA CORP.
Investing Cash Flows

The change in net cash used in investing activities is primarily driven by (i) $294 million in lower net purchases of environmental allowances in 2026 and (ii) a $61 million increase in insurance proceeds received in 2026 for recovery of damaged property, plant, and equipment associated with the Moss Landing Incident and Martin Lake Incident.

Financing Cash Flows

Our significant financing activities during the six months ended June 30, 2026 and 2025 are as follows:

•For the six months ended June 30, 2026, we (i) repaid $2.450 billion in outstanding borrowings under the Term Loan B-3 facility, (ii) repaid $1.8 billion under the Vistra Operations Credit Facilities and the Commodity-Linked Facility, (iii) repaid $1.3 billion of senior notes, (iv) repaid $925 million under the accounts receivable financing facilities, (v) paid $709 million to repurchase common stock, (vi) paid $250 million in dividends to common and preferred shareholders and, (vii) repaid $108 million under the BCOP Credit Facility .
•For the six months ended June 30, 2026, we issued $6.25 billion in senior notes and borrowed $172 million under the TxEF Loan.
•For the six months ended June 30, 2025, we (i) repaid $744 million of senior notes, (ii) paid $589 million to repurchase common stock, and (iii) paid $248 million in dividends to common and preferred shareholders.
•For the six months ended June 30, 2025, we borrowed $861 million under the Commodity-Linked Facility, $375 million under the accounts receivable financing facilities, and $209 million under the BCOP Credit Facility.

Liquidity

The following table summarizes changes in available liquidity for the six months ended June 30, 2026:

	June 30, 2026	December 31, 2025	Change
	(in millions)
Cash and cash equivalents (a)	$435	$785	$(350)
Vistra Operations Credit Facilities — Revolving Credit Facility (b)	4,408	1,996	2,412
Vistra Operations — Commodity-Linked Facility (c)	1,452	2	1,450
Total available liquidity (d)(e)	$6,295	$2,783	$3,512
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Sources and Uses of Cash above for details of the decrease in cash and cash equivalents for the six months ended June 30, 2026.
(b)The increase in availability for the six months ended June 30, 2026 was driven by (a) the June 2026 amendment to the Vistra Operations Credit Agreement which, among other things, increased the revolving credit commitments by $2.060 billion and (b) a $380 million decrease in cash borrowings, partially offset by a $28 million increase in letters of credit outstanding under the Revolving Credit Facility.
(c)As of June 30, 2026 and December 31, 2025, the borrowing bases were less than the facility limit of $1.75 billion. As of June 30, 2026, available capacity reflects the borrowing base of $1.452 billion and no cash borrowings. As of December 31, 2025, available capacity reflects the borrowing base of $1.422 billion and $1.420 billion in cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 12 to the Financial Statements for additional information.
(e)Excludes any additional letters of credit that may be issued under the LOC Facilities or the Alternative LOC Facilities. See Note 12 to the Financial Statements for additional information.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the consummation of the Cogentrix Transaction, the maturity of 2026 and 2027 debt obligations, and the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision discussed in Note 12 to the Financial Statements.

VISTRA CORP.
Additionally, as of June 30, 2026, the $500 million initial commitment associated with our investment in the Helix Fund remains callable by the fund's general partner. The remaining $500 million commitment is contingent on the Helix Fund meeting certain commercial power supply milestones for our existing generation assets which has not occurred as of June 30, 2026. The timing and amount of future capital calls will be determined by the fund's general partner and are not within our control. We expect to have access to sufficient liquidity to fund our initial $500 million commitment when called by the fund's general partner. See Note 7 to the Financial Statements for additional information.

Our operational cash flows tend to be seasonal and weighted toward the second half of the year.

Liquidity Effects of Commodity Hedging and Trading Activities

We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. We use cash, letters of credit, Eligible Assets (see Note 11 to the Financial Statements for additional information) and other forms of credit support to satisfy such collateral posting obligations. See Note 12 to the Financial Statements for additional information.

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

As of June 30, 2026, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.874 billion in cash and Eligible Assets has been posted with counterparties as compared to $1.577 billion posted as of December 31, 2025;
•$122 million in cash has been received from counterparties as compared to $7 million received as of December 31, 2025;
•$3.006 billion in letters of credit has been posted with counterparties as compared to $2.489 billion posted as of December 31, 2025; and
•$48 million in letters of credit has been received from counterparties as compared to $162 million received as of December 31, 2025.

See Note 16 to the Financial Statements for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $68 million in federal income tax payments, $103 million in state income tax payments, and no material TRA payments, offset by $3 million in federal income tax refunds and $17 million in state tax refunds. We have taken the CAMT and forecasted OBBBA impacts into account when forecasting cash taxes and do not expect Vistra to be subject to the CAMT in the 2026 tax year.

For the six months ended June 30, 2026, there were no federal income tax payments and $27 million in state income tax payments, offset by $2 million in state income tax refunds.

VISTRA CORP.
Financial Covenants and Cross-Default Provisions

The Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, and LOC Facilities each include a financial covenant. The Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, LOC Facilities, and certain of our other financing arrangements include cross-default provisions that could result in an event of default if there were a failure under financing arrangements to meet payment terms or to observe covenants that could result in an acceleration of payments due. See Note 12 to the Financial Statements for additional information.

Guarantees

See Note 16 to the Financial Statements for additional information.

Commitments and Contingencies

See Note 16 to the Financial Statements for additional information.

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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(in millions)
Average VaR	$459	$224
High VaR	$491	$316
Low VaR	$417	$138

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

As of June 30, 2026, we have approximately $1.461 billion principal amount of variable rate debt consisting of the BCOP Credit Facility and the Vistra Zero Term Loan B Facility (see Note 12 to the Financial Statements for additional information). We have entered into net notional interest rate swaps that will hedge $414 million of our project-level debt through October 2045 (see Note 13 to the Financial Statements for additional information). As of June 30, 2026, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $10 million after taking into account the interest rate swaps.

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

VISTRA CORP.
Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets (liabilities) arising from commodity contracts and hedging and trading activities totaled $2.648 billion as of June 30, 2026. Including collateral posted to us by counterparties, our net exposure was $2.481 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of June 30, 2026. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	June 30, 2026
	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$1,871	$4	$1,875	$47	$1,828
Texas, East, West, and Asset Closure segments:
Investment grade	$166	$514	$680	$119	$561
Below investment grade or no rating	59	34	93	1	92
Texas, East, West, and Asset Closure segments	$225	$548	$773	$120	$653
Total	$2,096	$552	$2,648	$167	$2,481

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with one counterparty, which represented an aggregate $236 million, or 36%, of our total net exposure of our wholesale segments as of June 30, 2026. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparty.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(in millions)
Commodity contract net liability as of January 1	$(2,576)	$(1,459)
Mark-to-market adjustments:
Settlements/termination of positions (a)	393	135
Changes in fair value of positions in the portfolio (b)	(142)	(686)
Net gain (loss) associated with mark-to-market accounting	251	(551)
Other activity (c)	(32)	43
Commodity contract net liability as of June 30	$(2,357)	$(1,967)
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

VISTRA CORP.
The following maturity table presents the net commodity contract liability arising from recognition of fair values as of June 30, 2026, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of June 30, 2026
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years		Total
	(in millions)
Prices actively quoted	$(575)	$(388)	$(10)	$		$(973)
Prices provided by other external sources	(128)	(33)				(161)
Prices based on models	(129)	(390)	(283)	(421)		(1,223)
Total	$(832)	$(811)	$(293)		$(421)	$(2,357)

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) in effect at June 30, 2026. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VISTRA CORP.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

See Note 16 to the Financial Statements for additional information.

Item 1A.RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K. We could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
April 1 - April 30, 2026	864,455	$157.28	864,455	$1,485
May 1 - May 31, 2026	778,916	$148.85	778,916	$1,369
June 1 - June 30, 2026	512,182	$153.52	512,182	$1,290
For the quarter ended June 30, 2026	2,155,553	$153.34	2,155,553	$1,290

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

Board Authorization Dates	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at June 30, 2026	$7.75

See Note 17 to the Financial Statements for additional information.

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

Item 5.OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a 10b5-1 Plan) or any "non-Rule 10b5-1 trading arrangement," except as set forth below.

On June 5, 2026, Scott Hudson, Executive Vice President and President of Vistra Retail of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 66,666 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on September 8, 2026 and will terminate on February 26, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On May 21, 2026, Kristopher Moldovan, Executive Vice President and Chief Financial Officer of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 60,000 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on August 20, 2026 and will terminate on February 15, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

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

2.3	001-38086 Form 8-K (filed January 5, 2026)	2.1	—	Purchase and Sale Agreement, dated as of December 31, 2025, by and among Q-Generation Holdings, LLC, Vistra Operations Company LLC and Vistra Corp.

2.4	001-38086 Form 8-K (filed January 5, 2026)	2.2	—	Agreement and Plan of Merger, dated as of December 31, 2025, by and among Hamilton Holdings II, LLC, Vistra Operations Company LLC, TSVME LLC and Q-Generation Holdings, LLC

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
3.2	001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed April 28, 2026)	4.1	—	Indenture, dated as of April 22, 2026, between Vistra Operations Company LLC, as Issuer, and Wilmington Trust, National Association, as Trustee

4.2	001-38086 Form 8-K (filed April 28, 2026)	4.2	—	First Supplemental Indenture, dated as of April 22, 2026, among Vistra Operations Company LLC, as Issuer, the Subsidiary Guarantors, and Wilmington Trust, National Association, as Trustee

4.3	001-38086 Form 8-K (filed April 28, 2026)	4.3	—	Form of Rule 144A Global Security for 4.550% Senior Note due 2028 (included in Exhibit 4.2)

4.4	001-38086 Form 8-K (filed April 28, 2026)	4.4	—	Form of Rule 144A Global Security for 5.000% Senior Note due 2031 (included in Exhibit 4.2)

4.5	001-38086 Form 8-K (filed April 28, 2026)	4.5	—	Form of Rule 144A Global Security for 5.250% Senior Note due 2033 (included in Exhibit 4.2)

4.6	001-38086 Form 8-K (filed April 28, 2026)	4.6	—	Form of Rule 144A Global Security for 5.550% Senior Note due 2036 (included in Exhibit 4.2)

4.7	001-38086 Form 8-K (filed April 28, 2026)	4.7	—	Form of Regulation S Global Security for 4.550% Senior Note due 2028 (included in Exhibit 4.2)

4.8	001-38086 Form 8-K (filed April 28, 2026)	4.8	—	Form of Regulation S Global Security for 5.000% Senior Note due 2031 (included in Exhibit 4.2)

4.9	001-38086 Form 8-K (filed April 28, 2026)	4.9	—	Form of Regulation S Global Security for 5.250% Senior Note due 2033 (included in Exhibit 4.2)

4.10	001-38086 Form 8-K (filed April 28, 2026)	4.10	—	Form of Regulation S Global Security for 5.550% Senior Note due 2036 (included in Exhibit 4.2)

4.11	001-38086 Form 8-K (filed April 28, 2026)	4.11	—	Registration Rights Agreement, dated as of April 22, 2026, among Vistra Operations Company, LLC, Vistra Corp., and the several purchasers thereto

4.12	001-38086 Form 8-K (filed July 16, 2026)	4.1	—	Seventeenth Amendment to Receivables Purchase Agreement dated as of July 10, 2026, among TXU Energy Receivables

(10)	Material Contracts

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
10.1	001-38086 Form 8-K (filed June 30, 2026)	10.1	—
Eighteenth Amendment to Credit Agreement, dated June 24, 2026, by and among Vistra Operations Company LLC (as Borrower), the lenders party thereto, the letter of credit issuers party thereto, the cash management bank party thereto, Citibank, N.A. (as Administrative Agent and as Collateral Agent) and the other parties named therein

10.2	001-38086 Form 8-K (filed June 30, 2026)	10.2	—
Tenth Amendment to Credit Agreement, dated June 24, 2026, by and among Vistra Operations Company LLC (as Borrower), the lenders party thereto and Citibank, N.A. (as Administrative Agent and Collateral Agent)

10.3	001-38086 Form 8-K (filed July 16, 2026)	10.1	—	Amendment No. 7 to Master Framework Agreement, dated as of July 10, 2026, by and among TXU Energy Retail Company LLC. as seller and seller party agent, certain originators named therein

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Equity and (v) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 7, 2026