Form 10-Q
period 2026-09-30
Vistra Corp.
filed 2026-11-09
CIK 1692819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2026
Common stock, par value $0.01 per share	339,394,683

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

Energy Harbor	Energy Harbor Holdings LLC (formerly known as Energy Harbor Corp.), and/or its subsidiaries, depending on context
Homefield Energy	Illinois Power Marketing Company (d/b/a Homefield Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of MISO that is engaged in the retail sale of electricity to municipal customers
Lotus	Lotus Infrastructure Partners
Luminant	subsidiaries of Vistra engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management
Permian Power	Permian Power I LLC, a wholly owned subsidiary of Vistra
TriEagle Energy	TriEagle Energy, LP (d/b/a TriEagle Energy, TriEagle Energy Services, Eagle Energy, Energy Rewards, Power House Energy and Viridian Energy), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of ERCOT and PJM that is engaged in the retail sale of electricity to residential and business customers
TXU Energy	TXU Energy Retail Company LLC (d/b/a TXU), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
U.S. Gas & Electric	U.S. Gas and Electric, LLC (d/b/a USG&E and Illinois Gas & Electric), an indirect, wholly owned subsidiary of Vistra, a REP in certain areas of PJM, ISO-NE, NYISO and MISO that is engaged in the retail sale of electricity to residential and business customers
Value Based Brands	Value Based Brands LLC (d/b/a 4Change Energy, Express Energy and Veteran Energy), an indirect, wholly owned subsidiary of Vistra that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers
Vistra	Vistra Corp., and/or its subsidiaries, depending on context
Vistra Intermediate	Vistra Intermediate Company LLC, a direct, wholly owned subsidiary of Vistra
Vistra Operations
Vistra Operations Company LLC, an indirect, wholly owned subsidiary of Vistra that is the issuer of certain series of notes (see Note 12 to the Financial Statements) and borrower under the Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement

Vistra Vision	Vistra Vision LLC, an indirect subsidiary of Vistra
Vistra Zero	subsidiaries of Vistra engaged in the operation and development of renewables and energy storage assets
Vistra Zero Operating	Vistra Zero Operating Company, LLC, an indirect, wholly owned subsidiary of Vistra
Transmission System Operators:
CAISO	The California Independent System Operator
ERCOT	Electric Reliability Council of Texas, Inc.
ISO-NE	ISO New England Inc.
MISO	Midcontinent Independent System Operator, Inc.
NYISO	New York Independent System Operator, Inc.
PJM	PJM Interconnection, LLC
Authoritative Organizations:
EPA	U.S. Environmental Protection Agency
FERC	U.S. Federal Energy Regulatory Commission

IRS	U.S. Internal Revenue Service
MSHA	U.S. Mine Safety and Health Administration
NRC	U.S. Nuclear Regulatory Commission
PUCT	Public Utility Commission of Texas
RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas, and has jurisdiction over oil and natural gas exploration and production, permitting and inspecting intrastate pipelines, and overseeing natural gas utility rates and compliance
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
Rules and Regulations:
Exchange Act	Securities Exchange Act of 1934, as amended
IRA	Inflation Reduction Act of 2022
OBBBA	One Big Beautiful Bill Act
Securities Act	Securities Act of 1933, as amended
General Terms:
2025 Form 10-K	Vistra's annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ARO	asset retirement and mining reclamation obligation
BCOP Credit Agreement	credit agreement, dated as of December 16, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among BCOP, the lenders and issuing banks party thereto, the administrative agent, the collateral agent, and the other parties named therein
Board	Vistra Corp.'s Board of Directors
CCGT	combined cycle natural gas turbine
CCR	coal combustion residuals
Commodity-Linked Facility	Vistra Operations' commodity-linked revolving credit facility under the Vistra Operations Commodity-Linked Credit Agreement
CME	Chicago Mercantile Exchange
CRR	congestion revenue rights
EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization
ERP	enterprise resource planning
ESPP	Vistra's Employee Stock Purchase Plan
ESS	energy storage system
Fitch	Fitch Ratings, Inc. (a credit rating agency)
FTR	financial transmission rights
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GWh	gigawatt-hours
Heat Rate	Heat Rate is a measure of the efficiency of converting a fuel source to electricity, expressed as the amount of fuel required to generate one unit of electricity
ISO	independent system operator
ITC	investment tax credit
load	demand for electricity
LTSA	long-term service agreements for plant maintenance
Market Heat Rate	Market Heat Rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier (generally natural gas plants), by the market price of natural gas
MMBtu	million British thermal units
MW	megawatts
MWh	megawatt-hours

NDT	nuclear decommissioning trust
NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange
PPA	power purchase agreement
PTC	production tax credit
REP	retail electric provider
Revolving Credit Facility	Vistra Operations' revolving credit facility under the Vistra Operations Credit Agreement
RTO	regional transmission organization
S&P	S&P Global Ratings (formerly Standard & Poor's Ratings) (a credit rating agency)
Series A Preferred Stock	Vistra's 8.0% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Vistra's 7.0% Series B Fixed-Rate Reset Cumulative Green Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Vistra's 8.875% Series C Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, with a liquidation preference of $1,000 per share
SG&A	selling, general, and administrative
SO2	sulfur dioxide
SOFR	Secured Overnight Financing Rate, the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury Bonds as collateral
TRA	Amended and Restated Tax Receivable Agreement, containing certain rights (TRA Rights) to receive payments from Vistra related to certain tax benefits, including benefits realized as a result of certain transactions entered into at the emergence of our predecessor from reorganization under Chapter 11 of the U.S. Bankruptcy Code
U.S.	United States of America
Vistra Operations Commodity-Linked Credit Agreement	credit agreement, dated as of February 4, 2022 (as amended, restated, amended and restated, supplemented, and/or otherwise modified from time to time) by and among Vistra Operations, the lenders party thereto, the administrative agent, and the other parties named therein
Vistra Operations Credit Agreement	credit agreement, dated as of October 3, 2016 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Operations, Vistra Intermediate, the lenders party thereto, the letter of credit issuers party thereto, the administrative agent, the collateral agent, and the other parties named therein
Vistra Operations Credit Facilities	Vistra Operations credit facilities under the Vistra Operations Credit Agreement
Vistra Zero Credit Agreement	credit agreement, dated as of March 26, 2024 (as amended, restated, amended and restated, supplemented and/or otherwise modified from time to time), by and among Vistra Zero Operating, the lenders party thereto, the administrative agent, the collateral agent, and the other parties named therein

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to our financial or operational projections, capital allocation, capital expenditures, liquidity, dividend policy, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments, and the growth of our businesses and operations, including potential transactions with large load facilities at our nuclear and natural gas plants (often, but not always, through the use of words or phrases such as "intends," "plans," "potential," "will likely," "unlikely," "believe," "expect," "anticipated," "estimate," "should," "could," "may," "projection," "forecast," "target," "goal," "objective," and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and risks that could cause our actual results to differ materially from those projected in or implied by such forward-looking statement. Any such forward-looking statement is qualified in its entirety by reference to the discussion in (i) Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K, and (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.

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

v

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

VISTRA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Millions of Dollars, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	6,347	4,971	16,004	13,154
Fuel, purchased power costs, and delivery fees	(2,530)	(2,370)	(6,834)	(6,791)
Operating costs	(683)	(655)	(2,236)	(2,081)
Depreciation and amortization	(711)	(460)	(1,640)	(1,523)
Selling, general, and administrative expenses	(448)	(444)	(1,267)	(1,254)
Impairment of long-lived assets	(269)	(5)	(269)	(73)
Operating income	1,706	1,037	3,758	1,432
Other income, net	44	105	206	291
Interest expense and related charges	(254)	(286)	(829)	(908)
Net income before income taxes	1,496	856	3,135	815
Income tax expense	(356)	(204)	(661)	(104)
Net income attributable to Vistra	$1,140	$652	$2,474	$711
Cumulative dividends attributable to preferred stock	(48)	(48)	(144)	(144)
Net income attributable to Vistra common stock	$1,092	$604	$2,330	$567
Weighted average shares of common stock outstanding:
Basic	335,413,414	338,749,454	336,685,683	339,313,294
Diluted	337,852,657	345,035,160	339,637,973	346,303,617
Net income per weighted average share of common stock outstanding:
Basic	$3.26	$1.78	$6.92	$1.67
Diluted	$3.23	$1.75	$6.86	$1.64

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,743	$785
Restricted cash	28	31
Trade accounts receivable — net	2,763	2,323
Inventories — net
Materials and supplies	623	599
Fuel stock and natural gas in storage	358	417
Commodity and other derivative contractual assets	3,774	2,793
Margin deposits related to commodity contracts	1,434	1,133
Margin deposits posted under affiliate financing agreement	438	444
Assets held for sale	104	—
Prepaid expense and other current assets	1,102	654
Total current assets	13,367	9,179
Restricted cash	5	6
Investments	5,266	5,091
Property, plant, and equipment — net	19,089	19,846
Goodwill	2,810	2,810
Identifiable intangible assets — net	2,189	2,435
Commodity and other derivative contractual assets	440	405
Accumulated deferred income taxes	197	239
Other noncurrent assets	1,666	1,539
Total assets	$45,029	$41,550
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$1,800
Accounts receivable financing	—	1,225
Long-term debt due currently	2,877	1,201
Forward repurchase obligation due currently	622	632
Trade accounts payable	1,503	1,644
Commodity and other derivative contractual liabilities	4,936	4,049
Margin deposits related to commodity contracts	124	7
Accrued income taxes	3	—
Accrued taxes other than income	187	224
Accrued interest	364	188
Asset retirement obligations	201	181
Liabilities held for sale	10	—
Other current liabilities	722	663
Total current liabilities	11,549	11,814
Margin deposits financing with affiliate	438	444
Long-term debt, less amounts due currently	18,269	15,842
Commodity and other derivative contractual liabilities	1,168	1,729
Accumulated deferred income taxes	1,543	1,049
Asset retirement obligations	4,096	4,035
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Millions of Dollars, Except Share Data)
	September 30, 2026	December 31, 2025
Other noncurrent liabilities and deferred credits	1,503	1,527
Total liabilities	38,566	36,440
Commitments and Contingencies
Total equity:
Preferred stock (100,000,000 shares authorized, $1,000 liquidation preference per share, 2,476,066 shares outstanding at both September 30, 2026 and December 31, 2025, respectively)	2,476	2,476
Common stock (par value $0.01 per share, 1,800,000,000 shares authorized, 334,749,790 and 338,059,635 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	5	5
Treasury stock, at cost (221,456,091 and 215,599,525 shares at September 30, 2026 and December 31, 2025, respectively)	(7,834)	(6,925)
Additional paid-in-capital	9,552	9,536
Retained earnings (accumulated deficit)	2,091	(12)
Accumulated other comprehensive income	16	17
Stockholders' equity	6,306	5,097
Noncontrolling interest in subsidiary	157	13
Total equity	6,463	5,110
Total liabilities and equity	$45,029	$41,550

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2026	2025
Cash flows — operating activities:
Net income	$2,474	$711
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,338	2,225
Deferred income tax expense, net	589	68
Impairment of long-lived and other assets	269	73
Unrealized net (gain) loss from mark-to-market valuations of commodities	(810)	367
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps	(31)	84
Unrealized net (gain) loss from nuclear decommissioning trusts	58	(164)
Asset retirement obligation accretion expense	96	100
Bad debt expense	164	152
Stock-based compensation expense	96	82
Involuntary conversion gain	(102)	(80)
Other, net	16	36
Changes in operating assets and liabilities:
Margin deposits, net	(184)	(361)
Accrued interest	176	32
Accrued taxes other than income	(37)	(19)
Accrued employee incentive	(52)	(106)
Other operating assets and liabilities	(730)	(562)
Cash provided by operating activities	4,330	2,638
Cash flows — investing activities:
Capital expenditures, including nuclear fuel purchases and LTSA prepayments	(2,319)	(1,916)
Lotus acquisition purchase price adjustment	6	—
Proceeds from sales of nuclear decommissioning trust fund securities	4,370	4,120
Investments in nuclear decommissioning trust fund securities	(4,371)	(4,138)
Proceeds from sales of environmental allowances	153	57
Purchases of environmental allowances	(251)	(511)
Insurance proceeds for recovery of damaged property, plant, and equipment	246	198
Proceeds from sales of property, plant, and equipment, including nuclear fuel	55	21
Other, net	88	7
Cash used in investing activities	(2,023)	(2,162)
Cash flows — financing activities:
Issuances of debt	7,985	424
Repayments/repurchases of debt	(3,862)	(764)
Net borrowings (repayments) under accounts receivable financing	(1,225)	475
Borrowings under Revolving Credit Facility	400	150
Repayments under Revolving Credit Facility	(780)	(150)
Borrowings under Commodity-Linked Facility	—	987
Repayments under Commodity-Linked Facility	(1,420)	(987)
Debt issuance costs	(94)	(2)
Stock repurchases	(917)	(776)
Dividends paid to common stockholders	(231)	(229)
Dividends paid to preferred stockholders	(117)	(117)
Tax withholding on stock-based compensation	(73)	(51)
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Millions of Dollars)
	Nine Months Ended September 30,
	2026	2025
Principal payment on forward repurchase obligation	(19)	(41)
Other, net	—	21
Cash used in financing activities	(353)	(1,060)
Net change in cash, cash equivalents and restricted cash (current and noncurrent)	1,954	(584)
Cash, cash equivalents and restricted cash (current and noncurrent) — beginning balance	822	1,222
Cash, cash equivalents and restricted cash (current and noncurrent) — ending balance	$2,776	$638
Supplemental Cash Flow Information:
Cash payments related to:
Interest paid	$755	$799
Capitalized interest	(123)	(86)
Interest paid (net of capitalized interest)	$632	$713
See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2025	$2,476	$5	$(6,925)	$9,536	$(12)	$17	$5,097	$13	$5,110
Stock repurchases	—	—	(378)	—	—	—	(378)	—	(378)
Effects of stock-based incentive compensation plans (a)	—	—	—	(34)	—	—	(34)	—	(34)
Net income	—	—	—	—	1,029	—	1,029	—	1,029
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Other	—	—	—	(3)	3	—	—	—	—
Balances at March 31, 2026	$2,476	$5	$(7,303)	$9,499	$903	$17	$5,597	$13	$5,610
Stock repurchases	—	—	(324)	—	—	—	(324)	—	(324)
Effects of stock-based incentive compensation plans	—	—	—	35	—	—	35	—	35
Net income	—	—	—	—	305	—	305	—	305
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(57)	—	(57)	—	(57)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	2	3	—	5	(1)	4
Balances at June 30, 2026	$2,476	$5	$(7,627)	$9,536	$1,076	$16	$5,482	$12	$5,494
Stock repurchases	—	—	(210)	—	—	—	(210)	—	(210)
Share reissuance for ESPP	—	—	3	9	—	—	12	—	12
Issuance of subsidiary equity	—	—	—	(26)	—	—	(26)	144	118
Effects of stock-based incentive compensation plans	—	—	—	34	—	—	34	—	34
Net income	—	—	—	—	1,140	—	1,140	—	1,140
Dividends declared on common stock	—	—	—	—	(78)	—	(78)	—	(78)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	(9)	—	(10)	1	(9)
Balances at September 30, 2026	$2,476	$5	$(7,834)	$9,552	$2,091	$16	$6,306	$157	$6,463

See Notes to Condensed Consolidated Financial Statements

VISTRA CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Unaudited) (Millions of Dollars)
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balances at December 31, 2024	$2,476	$5	$(5,912)	$9,435	$(454)	$20	$5,570	$13	$5,583
Stock repurchases	—	—	(336)	—	—	—	(336)	—	(336)
Effects of stock-based incentive compensation plans (a)	—	—	—	(27)	—	—	(27)	—	(27)
Net loss	—	—	—	—	(268)	—	(268)	—	(268)
Dividends declared on common stock	—	—	—	—	(75)	—	(75)	—	(75)
Dividends declared on preferred stock	—	—	—	—	(38)	—	(38)	—	(38)
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balances at March 31, 2025	$2,476	$5	$(6,248)	$9,407	$(835)	$20	$4,825	$13	$4,838
Stock repurchases	—	—	(237)	—	—	—	(237)	—	(237)
Effects of stock-based incentive compensation plans	—	—	—	43	—	—	43	—	43
Net income	—	—	—	—	327	—	327	—	327
Dividends declared on common stock	—	—	—	—	(77)	—	(77)	—	(77)
Dividends declared on preferred stock	—	—	—	—	(58)	—	(58)	—	(58)
Change in accumulated other comprehensive income	—	—	—	—	—	(1)	(1)	—	(1)
Other	—	—	—	—	1	—	1	—	1
Balances at June 30, 2025	$2,476	$5	$(6,485)	$9,450	$(642)	$19	$4,823	$13	$4,836
Stock repurchases	—	—	(190)	—	—	—	(190)	—	(190)
Effects of stock-based incentive compensation plans	—	—	—	42	—	—	42	—	42
Net income	—	—	—	—	652	—	652	—	652
Dividends declared on common stock	—	—	—	—	(79)	—	(79)	—	(79)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)	—	(39)
Change in accumulated other comprehensive income	—	—	—	—	—	1	1	—	1
Other	—	—	—	(1)	1	—	—	—	—
Balances at September 30, 2025	$2,476	$5	$(6,675)	$9,491	$(107)	$20	$5,210	$13	$5,223
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

Comprehensive Income

Comprehensive income approximates net income for all periods presented.

New Accounting Standards

Environmental Credits

In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02 (ASU 2026-02), Environmental Credits and Environmental Credit Obligations, which establishes new recognition, measurement, presentation, and disclosure requirements for environmental credits and related compliance obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03 (ASU 2024-03), Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures by providing additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027 and can be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact this ASU will have on the consolidated financial statements and related disclosures.

Recent Developments

Cogentrix Acquisition

On October 30, 2026, Vistra acquired Cogentrix Energy (Cogentrix and, such acquisition, the Cogentrix Acquisition). The Cogentrix Acquisition resulted in the addition of 10 modern natural gas generation facilities totaling approximately 5,500 MW of capacity. See Note 2 for additional information.

BCOP Project-level Credit Facilities

On October 30, 2026, $297 million of construction loans due in December 2026 converted to a term loan maturing in December 2029. See Note 12 for additional information.

Share Repurchase Program

On October 29, 2026, the Board authorized an incremental amount of $1.5 billion for repurchases under the share repurchase program.

Interest Rate Swaps

On October 26, 2026, Vistra Operations entered into $1.0 billion notional amount of interest rate swaps to reduce our interest rate exposure on $1.0 billion of expected future fixed rate debt issuances. The interest rate swaps are effective on January 31, 2027 and expire on January 31, 2037. See Note 13 for additional information.

Redemption of Series A and Series B Preferred Stock

On October 15, 2026, the Company redeemed all of the Series A Preferred Stock upon its five-year reset date using proceeds from the issuance of junior subordinated notes in September 2026 (see Note 12 for additional information) together with cash on hand. The Company has also issued notice to the Series B Preferred Stock holders for the redemption of all the Series B Preferred Stock on December 15, 2026.

Gas Plants Disposition

On October 8, 2026, Vistra Operations completed the sale of our Casco Bay, Beaver Falls, and Syracuse natural gas generation facilities comprising 754 MW of capacity in ISO-NE and NYISO (see Note 2 for additional information).

2.    ACQUISITIONS AND DISPOSITIONS

Cogentrix Acquisition

The Cogentrix Acquisition resulted in the addition of 10 modern natural gas generation facilities totaling approximately 5,500 MW of capacity, including three CCGT facilities and two combustion turbine facilities located across PJM, four CCGT facilities in ISO-NE, and one cogeneration facility in ERCOT.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Aggregate consideration at closing consisted of approximately (i) $2.2 billion in cash, net of adjustments for working capital, acquired cash, the assumption of $1.7 billion of outstanding indebtedness of Cogentrix as of the acquisition date, and certain other adjustments and (ii) 5,000,000 shares of Vistra common stock, par value $0.01, issued to the seller, at a mutually agreed-upon value of $185 per share.

The Cogentrix Acquisition will be accounted for using the acquisition method in accordance with FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the acquisition date. Vistra will provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, as well as the supplemental pro forma revenues and net income of Vistra as if the Cogentrix Acquisition had been completed on January 1, 2025, in Vistra's Annual Report on Form 10-K for the year ended December 31, 2026.

On November 5, 2026, we repaid the $1.7 billion of debt assumed in the Cogentrix Acquisition using a combination of cash on hand and borrowings under the Receivables Facility and Repurchase Facility.

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

The Lotus Acquisition was accounted for using the acquisition method in accordance with ASC 805, which requires identifiable assets acquired and liabilities assumed to be recorded at their estimated fair values on the acquisition date. The total consideration transferred at closing, inclusive of adjustments to the base purchase price, was $1.237 billion. During March 2026, the Company received $6 million of net additional consideration associated with the working capital settlement resulting in a final purchase price of $1.231 billion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Provisional fair value measurements were made for acquired assets and liabilities in the fourth quarter of 2025 and final adjustments to those measurements were made through September 30, 2026. The final fair values assigned to the assets acquired and liabilities assumed are as follows:

	Initial Preliminary Allocation	Measurement Period Adjustments	Final Allocation as of September 30, 2026
	(in millions)
Cash and cash equivalents	$97	$—	$97
Trade accounts receivables, inventories, prepaid expenses, and other current assets	72	(5)	67
Property, plant, and equipment (a)	2,346	(2)	2,344
Other noncurrent assets	22	(6)	16
Total identifiable assets acquired	2,537	(13)	2,524

Trade accounts payable and other current liabilities	21	—	21
Long-term debt, including amounts due currently (b)	803	—	803
Commodity and other derivative contractual liabilities (c)	417	—	417
Asset retirement obligations	13	—	13
Identifiable intangible liabilities	23	—	23
Other noncurrent liabilities and deferred credits	23	(7)	16
Total identifiable liabilities assumed	1,300	(7)	1,293
Net assets acquired	1,237	(6)	$1,231
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

The combined results of operations are reported in the consolidated financial statements beginning as of the acquisition date. The following unaudited pro forma financial information for the Company for the three and nine months ended September 30, 2025 assumes that the Lotus Acquisition occurred on January 1, 2024. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lotus Acquisition been completed on January 1, 2024, nor is the unaudited pro forma financial information indicative of future results of operations, which may differ materially from the pro forma financial information presented here.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)
Revenues	$5,150	$13,626
Net income	$676	$706

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

Gas Plants Disposition

In June 2026, Vistra Operations entered into a purchase and sale agreement for the sale of our Casco Bay, Beaver Falls, and Syracuse natural gas generation facilities (the Disposal Group). The Disposal Group comprises 754 MW of capacity in ISO-NE and NYISO and is reported in the East segment. The sale closed on October 8, 2026.

The related assets and liabilities of the Disposal Group, primarily consisting of property, plant, and equipment, have been presented separately as held for sale in the condensed consolidated balance sheet as of September 30, 2026. Depreciation and amortization of the long-lived assets included in the Disposal Group ceased upon classification as held for sale in June 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.    REVENUE

Revenue Disaggregation

The following tables disaggregate our revenue by major source:

	Three Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$3,007	$—	$—	$—	$—	$—	$3,007
Retail energy charge in Northeast/Midwest	1,331	—	—	—	—	—	1,331
Wholesale generation revenue from ISO/RTO	—	169	987	70	—	—	1,226
Capacity revenue from ISO/RTO (a)	—	—	147	—	—	—	147
Revenue from other wholesale contracts	—	84	119	76	—	2	281
Total revenue from contracts with customers	4,338	253	1,253	146	—	2	5,992
Other revenues:
Transferable PTC revenues (b)	—	149	—	—	—	—	149
Hedging revenues — realized	211	(117)	(424)	17	—	—	(313)
Hedging revenues — unrealized	244	506	(200)	(31)	—	—	519
Business interruption insurance proceeds	—	—	—	—	—	—	—
Intangible amortization and other revenues	—	—	—	—	—	—	—
Intersegment sales	21	1,772	1,314	1	—	(3,108)	—
Intersegment sales — unrealized	—	292	(113)	—	—	(179)	—
Total other revenues	476	2,602	577	(13)	—	(3,287)	355
Total revenues	$4,814	$2,855	$1,830	$133	$—	$(3,285)	$6,347
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO in the East segment which includes $385 million of capacity sold offset by $238 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period offset by losses on sales of transferable PTCs at a discount to nominal value.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$2,698	$—	$—	$—	$—	$—	$2,698
Retail energy charge in Northeast/Midwest	1,054	—	—	—	—	—	1,054
Wholesale generation revenue from ISO/RTO	—	112	543	28	—	—	683
Capacity revenue from ISO/RTO (a)	—	—	79	—	—	—	79
Revenue from other wholesale contracts	—	100	101	61	—	2	264
Total revenue from contracts with customers	3,752	212	723	89	—	2	4,778
Other revenues:
Transferable PTC revenues (b)	—	145	—	—	—	—	145
Hedging revenues — realized	396	(422)	(108)	26	—	—	(108)
Hedging revenues — unrealized	(43)	251	(97)	50	1	—	162
Business interruption insurance proceeds	—	—	—	—	1	—	1
Intangible amortization and other revenues	—	—	(7)	—	—	—	(7)
Intersegment sales	34	1,641	1,235	—	—	(2,910)	—
Intersegment sales — unrealized	—	(28)	4	—	—	24	—
Total other revenues	387	1,587	1,027	76	2	(2,886)	193
Total revenues	$4,139	$1,799	$1,750	$165	$2	$(2,884)	$4,971
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $270 million of capacity sold offset by $191 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period offset by losses on sales of transferable PTCs at a discount to nominal value.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$7,154	$—	$—	$—	$—	$—	$7,154
Retail energy charge in Northeast/Midwest	3,681	—	—	—	—	—	3,681
Wholesale generation revenue from ISO/RTO	—	498	2,619	105	—	—	3,222
Capacity revenue from ISO/RTO (a)	—	—	403	—	—	—	403
Revenue from other wholesale contracts	—	299	440	191	—	4	934
Total revenue from contracts with customers	10,835	797	3,462	296	—	4	15,394
Other revenues:
Transferable PTC revenues (b)	—	154	—	—	—	—	154
Hedging revenues — realized	600	(186)	(644)	68	—	—	(162)
Hedging revenues — unrealized	607	1,079	(1,020)	(73)	—	—	593
Business interruption insurance proceeds	—	22	—	—	6	—	28
Intangible amortization and other revenues	—	—	(3)	—	—	—	(3)
Intersegment sales	71	3,507	3,567	2	—	(7,147)	—
Intersegment sales — unrealized	—	1,887	(318)	—	—	(1,569)	—
Total other revenues	1,278	6,463	1,582	(3)	6	(8,716)	610
Total revenues	$12,113	$7,260	$5,044	$293	$6	$(8,712)	$16,004
____________
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $1.052 billion of capacity sold offset by $649 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period offset by losses on sales of transferable PTCs at a discount to nominal value.

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Consolidated
	(in millions)
Revenue from contracts with customers:
Retail energy charge in ERCOT	$6,890	$—	$—	$—	$—	$—	$6,890
Retail energy charge in Northeast/Midwest	2,886	—	—	—	—	—	2,886
Wholesale generation revenue from ISO/RTO	—	231	1,725	75	—	—	2,031
Capacity revenue from ISO/RTO (a)	—	—	129	—	—	—	129
Revenue from other wholesale contracts	—	338	323	176	5	3	845
Total revenue from contracts with customers	9,776	569	2,177	251	5	3	12,781
Other revenues:
Transferable PTC revenues (b)	—	151	—	—	—	—	151
Hedging revenues — realized	1,040	(458)	(158)	90	—	—	514
Hedging revenues — unrealized	(59)	198	(446)	4	2	—	(301)
Business interruption insurance proceeds	—	—	—	—	22	—	22
Intangible amortization and other revenues	—	(2)	(11)	—	—	—	(13)
Intersegment sales	82	3,432	3,151	2	(3)	(6,664)	—
Intersegment sales — unrealized	—	(93)	(103)	—	—	196	—
Total other revenues	1,063	3,228	2,433	96	21	(6,468)	373
Total revenues	$10,839	$3,797	$4,610	$347	$26	$(6,465)	$13,154
____________

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(a)Represents net capacity sold (purchased) in each ISO/RTO. The East segment includes $477 million of capacity sold offset by $348 million of capacity purchased.
(b)Represents transferable PTCs generated from qualifying nuclear and solar assets during the period offset by losses on sales of transferable PTCs at a discount to nominal value.

Performance Obligations

As of September 30, 2026, we have future fixed fee performance obligations that are unsatisfied, or partially unsatisfied, relating to capacity auction volumes awarded through capacity auctions held by the ISO/RTO or capacity contracts with customers for which the total consideration is fixed and determinable at contract execution. Capacity revenues are recognized when the performance obligations to provide capacity to the relevant ISOs/RTOs or counterparties are fulfilled. Amounts with counterparties in the table below represent minimum guaranteed capacity revenues as determined on a contract-by-contract basis and do not represent the full amount of capacity that is expected to be delivered.

	Balance of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
	(in millions)
Remaining performance obligations	$491	$1,713	$1,420	$715	$215	$3,293	$7,847

Contract Balances

	September 30, 2026	December 31, 2025
	(in millions)
Wholesale and retail trade accounts receivable	$2,870	$2,412
Allowance for credit losses	(107)	(89)
Trade accounts receivable — net	$2,763	$2,323

Trade accounts receivable from contracts with customers — net	$2,233	$1,826
Other trade accounts receivable — net	530	497
Trade accounts receivable — net	$2,763	$2,323

Gross trade accounts receivable as of September 30, 2026 and December 31, 2025 include unbilled retail revenues of $1.062 billion and $924 million, respectively.

Allowance for Credit Losses on Accounts Receivable

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Allowance for credit losses on accounts receivable at beginning of period	$89	$79
Increase for bad debt expense	164	152
Decrease for account write-offs	(146)	(127)
Allowance for credit losses on accounts receivable at end of period	$107	$104

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4.    OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
NDT net income (loss) (a)	$(20)	$100	$66	$197
Insurance settlements (b)	54	—	105	80
Interest income	6	4	17	14
All other, net	4	1	18	—
Total other income, net	$44	$105	$206	$291
____________
(a)Includes interest, dividends, and net realized and unrealized gains (losses) associated with NDTs of the Beaver Valley, Perry and Davis-Besse plants in PJM (the PJM nuclear facilities). Reported in the East segment.
(b)For the three and nine months ended September 30, 2026, includes $54 million and $102 million, respectively, of involuntary conversion gain for Martin Lake insurance proceeds reported in the Texas segment and zero and $3 million, respectively, of insurance proceeds reported in the Asset Closure segment. For the nine months ended September 30, 2025, includes involuntary conversion gain for Martin Lake insurance proceeds reported in the Texas segment.

5.    GOVERNMENT GRANTS

IRA

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

Transferable Nuclear PTCs

We recognized transferable nuclear PTC revenues of $162 million in each of the three and nine months ended September 30, 2026 and $145 million in each of the three and nine months ended September 30, 2025. Nuclear PTC revenues are an estimate based on projected annual gross receipts generated from qualifying nuclear production in 2026 and 2025 and reflect our determination that we will meet the prevailing wage requirements necessary to earn the five times multiplier. The amount recognized in the nine months ended September 30, 2026 and 2025 reflects a pro-rata allocation of the forecasted annual nuclear PTC revenue based on actual qualifying nuclear production during the period. Our computation of forecasted gross receipts includes settled spot energy revenues and capacity revenues (applicable to our PJM nuclear units only) at each nuclear unit and excludes any hedges and ancillary service revenue. Treasury regulations may further define the scope of the legislation in many important respects, including interpretive guidance on the definition of gross receipts for the nuclear PTC. Any interpretive guidance on the definition of gross receipts that differs from the interpretation used in our estimate could result in a material change to PTC revenues recorded in 2026 and 2025 and would be reflected as a change in estimate in the period in which the guidance is received.

Sales of Transferable PTCs

In September 2026, we sold $220 million of transferable nuclear PTCs recognized from qualifying 2025 nuclear generation. Cash proceeds of $206 million were received in October 2026.

During 2025, we sold $490 million of transferable nuclear PTCs recognized from qualifying 2024 nuclear generation, of which $200 million was sold in January 2025, $90 million was sold in May and June 2025, and $200 million was sold in September 2025. Cash proceeds of $278 million and $469 million were received during the three and nine months ended September 30, 2025, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Transferable ITCs

In September 2026, our Pulaski 405 MW solar facility in Illinois met the requirements to be placed in service. As a result, in each of the three and nine months ended September 30, 2026, we recognized $232 million of transferable ITCs associated with the project in other noncurrent assets in the condensed consolidated balance sheet.

In July 2026, our Deer Creek 50 MW solar / 50 MW battery ESS facility in California met the requirements to be placed in service. As a result, in each of the three and nine months ended September 30, 2026, we recognized $79 million of transferable ITCs associated with the project in other noncurrent assets in the condensed consolidated balance sheet.

In March 2026, our Newton 52 MW solar / 2 MW battery ESS facility in Illinois met the requirements to be placed in service. As a result, in the nine months ended September 30, 2026, we recognized $46 million of transferable ITCs associated with the project in other noncurrent assets in the condensed consolidated balance sheet.

In October 2025, our Oak Hill 200 MW solar facility in Texas met the requirements to be placed in service. As a result, we recognized transferable ITCs associated with the project of $98 million in the three months ended December 31, 2025 and $6 million in each of the three and nine months ended September 30, 2026, in other noncurrent assets in the consolidated balance sheet.

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

Income Tax Expense

The components of our income tax expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income before income taxes	$1,496	$856	$3,135	$815
Income tax expense	$(356)	$(204)	$(661)	$(104)
Effective tax rate	23.8%	23.8%	21.1%	12.8%

We evaluate and update our annual effective income tax rate on an interim basis based on current and forecasted earnings and tax laws. The mix and timing of our actual earnings compared to annual projections, as well as the amount of pre-tax earnings in comparison to the required discrete items, can cause interim effective tax rate fluctuations.

For the three months ended September 30, 2026, the effective tax rate of 23.8% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, partially offset by the discrete impact of mark-to-market adjustments accounted for outside of the Company's forecasted annual effective income tax rate. For the nine months ended September 30, 2026, the effective tax rate of 21.1% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes, partially offset by permanent differences recorded discretely related to tax deductions available for stock-based compensation.

For the three months ended September 30, 2025, the effective tax rate of 23.8% was higher than the U.S. federal statutory rate of 21% due primarily to state income taxes. For the nine months ended September 30, 2025, the effective tax rate of 12.8% was lower than the U.S. federal statutory rate of 21% due primarily to permanent differences recorded discretely related to tax deductions available for stock-based compensation.

Income Taxes Paid

For the nine months ended September 30, 2026 and 2025, we paid federal income taxes of zero and $11 million, respectively, state income taxes of $41 million and $70 million, respectively, and received state tax refunds of $2 million and zero, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

	September 30, 2026	December 31, 2025
	(in millions)
Power generation and structures and office and other equipment	$26,033	$25,084
Land	658	637
Construction work in progress	1,221	1,917
Finance lease right-of-use assets	188	190
Nuclear fuel	2,316	2,036
Property, plant, and equipment — gross	30,416	29,864
Less accumulated depreciation	(10,461)	(9,273)
Less finance lease right-of-use assets accumulated amortization	(40)	(41)
Less accumulated amortization of nuclear fuel	(826)	(704)
Property, plant, and equipment — net	$19,089	$19,846

Depreciation and amortization of property, plant, and equipment consisted of the following:

Property, Plant, and Equipment	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in millions)
Power generation and structures and office and other equipment	Depreciation and amortization	$681	$417	$1,550	$1,393
Finance lease right-of-use assets	Depreciation and amortization	1	2	6	6
Nuclear fuel	Fuel, purchased power costs, and delivery fees	125	129	367	366
Total property, plant, and equipment expense		$807	$548	$1,923	$1,765

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Facility	Location	ISO/RTO	Fuel Type	Net Capacity (MW)	Expected Coal Retirement Date	Segment
Baldwin	Baldwin, IL	MISO	Coal	1,185	By the end of 2027 (a)	East
Kincaid	Kincaid, IL	PJM	Coal	1,108	By the middle of 2027 (a)	East
Miami Fort	North Bend, OH	PJM	Coal	1,020	By early 2028	East
Newton	Newton, IL	MISO	Coal	615	By the end of 2027 (a)	East
Total				3,928
____________
(a)Expected retirement dates may change if economic or other conditions dictate, or if we are required to continue running the plants for grid reliability reasons.

Coleto Creek in the Texas segment retired as a coal-fueled facility in September 2026 and is being repowered as a gas-fueled facility with an estimated completion date of December 2026. The Company also intends to repower Miami Fort as a gas-fueled facility upon its retirement as a coal-fueled facility. We are currently evaluating the feasibility of repowering the other coal-fueled facilities with expected retirement dates in 2027 to gas-fueled facilities.

Impairment of Long-Lived Assets

For each of the three and nine months ended September 30, 2026, we recognized an impairment loss of $269 million related to the Moss Landing 350 MW battery facility (see Note 9 for additional information). For the three and nine months ended September 30, 2025, we recognized impairment losses of approximately $5 million and $73 million, respectively, related to development projects we have no plans to complete.

In determining the fair value of the Moss Landing 350 MW battery asset group, we utilized the income approach described in ASC 820, Fair Value Measurement.

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

During the three months ended September 30, 2026, we completed our investigation into the cause of the fire. While the investigation provided additional information, management continues to evaluate a potential restart of the Moss Landing 350 MW battery facility and uncertainty remains as to when the facility may return to service. As a result of this continued uncertainty, we performed an impairment analysis using a probability-weighted discounted cash flow approach which resulted in an impairment charge of approximately $269 million during the three months ended September 30, 2026. The facility had a net book value of approximately $37 million as of September 30, 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In July 2025, we entered into an Administrative Settlement Agreement and Order on Consent (ASAOC) with the EPA related to the Moss Landing 300 site, requiring battery removal and remediation activities. Total costs are currently estimated at approximately $175 million, including a $65 million increase recorded during the second quarter of 2026 primarily due to an extended remediation timeline and higher cost estimates. Of the total estimated costs, $105 million had been incurred through September 30, 2026, with the remaining $70 million recorded in other current liabilities in the condensed consolidated balance sheets as of September 30, 2026. Future adjustments will be recognized as a change in estimate in the period new information becomes available.

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

We have filed insurance claims against applicable insurance policies with combined business interruption and property loss limits of approximately $500 million, net of deductibles, all of which has been fully collected as of February 2026.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT (the Martin Lake Incident), an 815 MW unit. We wrote off the unit's net book value of less than $1 million to depreciation expense in December 2024. The unit returned to service in February 2026.

We expect to recover a majority of the expenditures associated with the Martin Lake Incident through property damage insurance and to receive additional business interruption proceeds. Through September 30, 2026, we have realized property damage insurance proceeds of $255 million and business interruption proceeds of $69 million. During the three and nine months ended September 30, 2026, we realized $54 million and $116 million, respectively, of property damage insurance proceeds. In the three and nine months ended September 30, 2026, we realized zero and $22 million, respectively, of business interruption insurance proceeds. We expect to receive additional property damage and business interruption insurance proceeds related to the incident. These additional proceeds will be recorded as income in the period they are realized.

10.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AND LIABILITIES

Goodwill

As of both September 30, 2026 and December 31, 2025, the carrying value of goodwill totaled $2.810 billion, including $2.688 billion allocated to our Retail reporting unit and $122 million allocated to our Texas Generation reporting unit. Goodwill of $1.944 billion is deductible for tax purposes over 15 years on a straight-line basis.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Identifiable Intangible Assets and Liabilities

Identifiable intangible assets are comprised of the following:

	September 30, 2026			December 31, 2025
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Retail customer relationships	$2,173	$2,094	$79	$2,173	$2,067	$106
Software and other technology-related assets	753	419	334	656	365	291
Retail and wholesale contracts	369	352	17	369	295	74
Long-term service agreements	18	6	12	18	6	12
Other identifiable intangible assets (a)	426	20	406	628	17	611
Total identifiable intangible assets subject to amortization	$3,739	$2,891	848	$3,844	$2,750	1,094
Retail trade names (not subject to amortization)			1,341			1,341
Total identifiable intangible assets			$2,189			$2,435
____________
(a)Includes mining development costs and environmental allowances (emissions allowances and renewable energy certificates).

Identifiable intangible liabilities are comprised of the following:

Identifiable Intangible Liability	September 30, 2026	December 31, 2025
	(in millions)
Long-term service agreements	$90	$100
Wholesale power and fuel purchase contracts	30	38
Total identifiable intangible liabilities	$120	$138

Amortization of finite-lived identifiable intangible assets and liabilities (including the classification in the condensed consolidated statements of operations) consisted of the following:

Identifiable Intangible Assets/Liabilities	Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in millions)
Retail customer relationships	Depreciation and amortization	$9	$23	$27	$68
Software and other technology-related assets	Depreciation and amortization	16	17	49	53
Retail and wholesale contracts	Operating revenues/Fuel, purchased power costs, and delivery fees	(2)	(2)	(7)	(6)
Other identifiable intangible assets (a)	Fuel, purchased power costs, and delivery fees/Depreciation and amortization	140	127	346	350
Total intangible asset expense, net		$163	$165	$415	$465
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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Estimated Amortization of Identifiable Intangible Assets

As of September 30, 2026, the estimated aggregate amortization expense of identifiable intangible assets, excluding environmental allowances, for each of the next five fiscal years is as shown below.

Year	Estimated Amortization Expense
(in millions)
2026	$179
2027	$87
2028	$68
2029	$49
2030	$29

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

As of September 30, 2026 and December 31, 2025, the fair value of Eligible Assets held by counterparties to satisfy current and future margin deposit requirements totaled $438 million and $444 million, respectively, and is reported in the condensed consolidated balance sheets as margin deposits posted under affiliate financing agreement and margin deposits financing with affiliate. See Note 10 to the Financial Statements in our 2025 Form 10-K for additional information.

12.    DEBT, CREDIT FACILITIES, AND FINANCINGS

Debt, credit facilities and financing obligations on the condensed consolidated balance sheets consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Long-term debt, including amounts due currently:
Energy Harbor debt	$431	$431
Project-level debt	1,693	1,569
Vistra Operations debt	19,200	15,196
Long-term debt before unamortized premiums, discounts and issuance costs	21,324	17,196
Unamortized premiums, discounts and issuance costs	(178)	(153)
Long-term debt including amounts due currently	$21,146	$17,043
Short-term borrowings	$—	$1,800
Accounts receivable financing	$—	$1,225
Forward repurchase obligation	$622	$632

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Additionally, Vistra Operations repaid the $2.444 billion in outstanding borrowings under the Term Loan Facility (as defined below) in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement releasing all liens securing the Revolving Credit Facility and the Commodity-Linked Facility (Credit Facility Collateral Release). The Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement were amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement. The Vistra Operations Credit Agreement was also amended to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letter of credit commitments and/or secured cash management agreements (although guarantees related to secured hedging agreements remain), in each case, under the Vistra Operations Credit Agreement. The Vistra Operations Commodity-Linked Credit Agreement was amended to release each guarantor from its guarantee.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-Term Debt

The Company's long-term debt obligations, including amounts due currently, consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Vistra Operations Term Loan Facility	$—	$2,450
BCOP Credit Facility, Bridge Loans	261	367
BCOP Credit Facility, Construction / Term Loans	499	505
Vistra Zero, Term Loan B Facility due April 30, 2031	697	697
Texas Energy Fund (TxEF) Loan, due June 18, 2046	236	—
Vistra Operations Senior Notes:
5.050% Senior Notes, due December 30, 2026 (a)	500	500
3.700% Senior Notes, due January 30, 2027 (a)	800	800
5.625% Senior Notes, due February 15, 2027	—	1,300
5.000% Senior Notes, due July 31, 2027	1,300	1,300
4.300% Senior Notes, due October 15, 2028 (a)	750	750
4.550% Senior Notes, due October 30, 2028	500	—
4.375% Senior Notes, due May 1, 2029	1,250	1,250
4.300% Senior Notes, due July 15, 2029 (a)	800	800
4.600% Senior Notes, due October 15, 2030 (a)	500	500
4.700% Senior Notes, due January 31, 2031	1,000	—
5.000% Senior Notes, due April 30, 2031	1,000	—
7.750% Senior Notes, due October 15, 2031	1,450	1,450
6.875% Senior Notes, due April 15, 2032	1,000	1,000
5.250% Senior Notes, due April 30, 2033	1,000	—
6.950% Senior Notes, due October 15, 2033 (a)	1,050	1,050
6.000% Senior Notes, due April 15, 2034 (a)	500	500
5.700% Senior Notes, due December 30, 2034 (a)	750	750
5.250% Senior Notes, due October 15, 2035 (a)	750	750
5.350% Senior Notes, due January 31, 2036 (a)	1,250	—
5.550% Senior Notes, due April 30, 2036	1,500	—
Total Vistra Operations Senior Notes	17,650	12,700
Vistra Operations Junior Subordinated Notes:
7.000% Series A Junior Subordinated Notes, due March 15, 2057	850	—
7.250% Series B Junior Subordinated Notes, due March 15, 2057	650	—
Total Vistra Operations Junior Subordinated Notes	1,500	—
Energy Harbor Revenue Bonds:
3.375% Revenue Bond, due August 1, 2029	100	100
4.750% Revenue Bonds, due June 1, 2033 and July 1, 2033	285	285
3.750% Revenue Bond, due October 1, 2047	46	46
Total Energy Harbor Revenue Bonds	431	431
Other:
Equipment Financing Agreements	46	46
Other	4	—
Total other long-term debt	50	46
Unamortized debt premiums, discounts and issuance costs	(178)	(153)
Total long-term debt including amounts due currently	21,146	17,043
Less amounts due currently	(2,877)	(1,201)
Total long-term debt less amounts due currently	$18,269	$15,842

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
___________
(a)The Vistra Operations senior secured notes balances as of December 31, 2025 have been presented to give effect to the Indenture Collateral Release.

Credit Facilities

Our credit facilities and related available capacity as of September 30, 2026 are presented below.

		September 30, 2026
Credit Facilities	Maturity Date	Facility Limit	Borrowings Outstanding	Letters of Credit Outstanding	Available Capacity
		(in millions)
Vistra Operations debt:
Revolving Credit Facility	October 11, 2029	$5,500	$—	$786	$4,714
Total Vistra Operations Credit Agreement		5,500	—	786	4,714
Commodity-Linked Facility	September 29, 2027	1,750	—	—	1,466
Total Vistra Operations debt		$7,250	$—	$786	$6,180
Project-level debt:
Bridge Loans	December 3, 2026	$261	$261	$—	$—
Construction / Term Loans	(a)	499	499	—	—
BCOP Credit Facility		760	760	—	—
Vistra Zero Term Loan B Facility	April 30, 2031	697	697	—	—
TxEF Loan	June 18, 2046	236	236	—	—
Total project-level debt		$1,693	$1,693	$—	$—
Total credit facilities		$8,943	$1,693	$786	$6,180
___________
(a)Maturity dates between December 3, 2026 and December 3, 2029. In October 2026, the $297 million of Pulaski construction loans due December 3, 2026 converted to a term loan maturing in December 2029. See additional information in BCOP Project-level Credit Facilities discussion below.

Vistra Operations Credit Facilities

As of September 30, 2026, the Vistra Operations Credit Facilities have aggregate commitments of up to $5.5 billion in revolving credit commitments (including aggregate revolving letter of credit commitments of up to $5.475 billion). These amounts reflect a June 2026 amendment to the Vistra Operations Credit Agreement, which included the following key changes:

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

Revolving Credit Facility — The Revolving Credit Facility is used for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest based on a forward-looking term rate based on SOFR (Term SOFR) plus a spread that ranges from 1.25% to 2.00%. We pay fees on any undrawn amounts of the Revolving Credit Facility ranging from 17.5 basis points to 35.0 basis points. Letters of credit issued under the Revolving Credit Facility are subject to a fee that ranges from 1.25% to 2.00%. Interest and fees on the Revolving Credit Facility are based on the corporate family rating or corporate credit rating, as applicable, of Vistra Operations. As of September 30, 2026, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margins for the Revolving Credit Facility and the applicable fee for undrawn amounts relating to such commitments were 1.750% and 27.5 basis points, respectively, and the fee for the letters of credit issued under the Revolving Credit Facility was 1.750%.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Term Loan Facility — In April 2026, Vistra Operations used a portion of the proceeds from the April 2026 issuance of Vistra Operations senior unsecured notes discussed below to repay the $2.444 billion in outstanding term loan borrowings under the Vistra Operations Credit Agreement (Term Loan Facility). As of September 30, 2026, there are no term loans outstanding under the Vistra Operations Credit Agreement.

Other Information — Prior to the Credit Facility Collateral Release, obligations under the Vistra Operations Credit Agreement were secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions which were set forth in the Vistra Operations Credit Agreement. The Vistra Operations Credit Agreement included collateral suspension provisions that were satisfied, and the liens securing the Revolving Credit Facility were released in full on April 22, 2026 under the Credit Facility Collateral Release. The Vistra Operations Credit Agreement was amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letter of credit commitments and/or secured cash management agreements, in each case, under the Vistra Operations Credit Agreement.

The Vistra Operations Credit Agreement permits certain hedging agreements to be secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights, and properties, subject to certain exceptions set forth in the Vistra Operations Credit Agreement, provided such hedging agreements satisfy the applicable criteria set forth therein.

The Vistra Operations Credit Agreement contains customary affirmative and negative covenants applicable to Vistra Operations and its restricted subsidiaries, including affirmative covenants requiring the delivery of financial and other information to the administrative agent and restrictions on changes to lines of business. The negative covenants restrict Vistra Operations' (and its restricted subsidiaries') ability to incur additional indebtedness, grant liens or take certain other actions, in each case, except as permitted in the Vistra Operations Credit Agreement. Certain other negative covenants, including restrictions on Vistra Operations' (and its restricted subsidiaries') ability to make investments or pay dividends, apply if the applicable rating agencies withdraw the investment grade ratings or downgrade the applicable ratings below investment grade. The Vistra Operations Credit Agreement also includes a springing financial covenant with respect to the Revolving Credit Facility that, when applicable, would require compliance with a consolidated total net leverage ratio. Vistra Operations' ability to borrow under the Revolving Credit Facility is subject to the satisfaction of certain customary conditions precedent set forth therein.

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

Vistra Operations Commodity-Linked Revolving Credit Facility

As of September 30, 2026, Vistra Operations' commodity-linked revolving credit facility totaled $1.75 billion of aggregate available commitments. We have the flexibility, subject to our ability to obtain additional commitments, to further increase the size of the Commodity-Linked Facility to $3.0 billion. As of September 30, 2026, the borrowing base of $1.466 billion is lower than the facility limit which represents the aggregate commitments of $1.75 billion. Amendments to the Vistra Operations Commodity-Linked Credit Agreement in June 2026 and September 2026 included the following key changes:

Amendment Date	Key Changes
June 2026	Released each guarantor from its guarantee
Made certain amendments consistent with the amendments to the Vistra Operations Credit Agreement
September 2026	Extended the maturity date to September 29, 2027
Made certain additional amendments consistent with the amendments to the Vistra Operations Credit Agreement

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Prior to the Credit Facility Collateral Release, obligations under the Commodity-Linked Facility were secured by liens on substantially all of Vistra Operations' (and certain of its subsidiaries') consolidated assets, rights and properties, subject to certain exceptions which were set forth in the Vistra Operations Commodity-Linked Credit Agreement. The Vistra Operations Commodity-Linked Credit Agreement included collateral suspension provisions that were satisfied, and the liens were released in full in April 2026. The Vistra Operations Commodity-Linked Credit Agreement was amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Commodity-Linked Credit Agreement.

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

Interest on the Commodity-Linked Facility is based on either Term SOFR or a daily simple SOFR rate plus (i) a spread that ranges from 1.25% to 2.00%, and (ii) sustainability pricing adjustments based on certain sustainability-linked targets and thresholds. The fee on any undrawn amounts with respect to the Commodity-Linked Facility ranges from 17.5 basis points to 35.0 basis points. As of September 30, 2026, after taking into account sustainability pricing adjustments based on certain sustainability-linked targets and thresholds, the applicable interest rate margin for borrowings outstanding under the Commodity-Linked Facility was 1.750% and the fee on any undrawn amounts with respect to the Commodity-Linked Facility was 27.5 basis points.

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

Interest on the Bridge Loans is payable in arrears at the applicable Term SOFR rate elected in the related borrowing notice plus a fixed margin of 1.625% per annum, and the weighted-average interest rate on outstanding Bridge Loan borrowings was 5.448% as of September 30, 2026. Repayment of the Bridge Loans is guaranteed by Vistra as the beneficiary of the underlying investment tax credits expected to be generated by the applicable projects. In January 2026, Vistra repaid the $106 million Oak Hill Bridge Loan at maturity. As of September 30, 2026, the outstanding Bridge Loan for the Pulaski solar generation facility totaled $261 million with scheduled maturity in December 2026.

The Construction/Term Loan Facility consists of (i) term loans supporting the Baldwin and Coffeen projects and (ii) construction loans used to fund the Oak Hill and Pulaski projects during their construction periods, which convert to term loans upon each project's achievement of commercial operation and satisfaction of the applicable term conversion conditions. As of September 30, 2026, construction loans outstanding for the Pulaski project totaled $297 million with a maturity date in December 2026 and term loans outstanding for the Baldwin, Coffeen, and Oak Hill projects totaled $202 million and mature in December 2029. In October 2026, the $297 million of Pulaski construction loans converted to a term loan maturing in December 2029. Letters of credit outstanding under the Debt Service Reserve facility supporting the term loans totaled $13 million.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interest on construction and term loans under the Construction/Term Loan Facility is payable in arrears at the applicable Term SOFR rate elected in the borrowing notice plus a fixed margin of 1.875% per annum for construction loans and 2.000% per annum for term loans. The weighted-average interest rate on outstanding construction and term loan borrowings was 5.589% as of September 30, 2026. Beginning on the applicable term funding or term conversion date, the term loans amortize over a 20-year period, with principal and interest payments funded from the cash flows generated by the underlying projects. Fees on issued debt service reserve letters of credit accrue at 2.000% per annum and are payable in arrears. Commitment fees on undrawn loan commitments and unissued letter of credit commitments are payable quarterly in arrears at a fixed percentage of the applicable loan margin.

Obligations under the BCOP Credit Agreement are guaranteed by subsidiaries of BCOP and secured by substantially all of the assets of BCOP and its subsidiaries, including the equity interests in BCOP and subsidiaries of BCOP, but are otherwise non-recourse to Vistra Operations and its other subsidiaries.

Vistra Zero Project-level Credit Agreement

In March 2024, Vistra Zero Operating entered into the Vistra Zero Credit Agreement. The Vistra Zero Credit Agreement provides for a senior secured term loan (Vistra Zero Term Loan B Facility) of $700 million, which Vistra Zero Operating borrowed in its entirety in March 2024. Net proceeds of $690 million were used (i) to pay issuance costs and (ii) for working capital and general corporate purposes.

Interest on the Vistra Zero Term Loan B Facility is based on Term SOFR plus 2.00% per annum. Interest periods for Term SOFR loans are for one-, three-, or six-month periods with interest paid in arrears. The weighted-average interest rate before taking into consideration interest rate swaps on outstanding borrowings of $697 million was 5.901% as of September 30, 2026.

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

Texas Energy Fund (TxEF) Loan

In June 2026, Permian Power entered into a $583 million loan agreement with the TxEF to finance the development of an 860 MW natural gas-fueled peaking plant in west Texas (TxEF Loan). The interest on the TxEF Loan is calculated at a fixed rate of 3.0% per annum. As of September 30, 2026, $236 million was outstanding under the agreement.

The TxEF Loan is secured by substantially all of the assets of Permian Power, including the equity interests in Permian Power, but is otherwise non-recourse to Vistra Operations and its other subsidiaries.

Letter of Credit Facilities

Vistra Operations Letter of Credit Facilities

Between August 2020 and August 2026, we entered into uncommitted standby letter of credit facilities with various banks (each, a LOC Facility and collectively, the LOC Facilities). The LOC Facilities entered into prior to the Credit Facility Collateral Release were previously secured by a first lien on substantially all of Vistra Operations' (and certain of its subsidiaries') assets (which ranked pari passu with the obligations under the Vistra Operations Credit Agreement), and such lien was released in connection with the Credit Facility Collateral Release. The LOC Facilities do not have stated expiration dates and are used for general corporate purposes. As of September 30, 2026, $1.758 billion of letters of credit were outstanding under the LOC Facilities.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Vistra Operations Unsecured Alternative Letter of Credit Facilities

In March 2024, we entered into unsecured alternative letter of credit facilities (Alternative LOC Facilities) to be used for general corporate purposes. In October 2025, the Alternative LOC Facilities were amended to increase the commitment cap from $500 million to a total of $800 million. As of September 30, 2026, the total capacity was $760 million and $706 million of letters of credit were outstanding under the Alternative LOC Facilities. In May 2026, the termination date applicable to the commitments under the Alternative LOC Facilities was extended from December 2028 to June 2031. There are no financial maintenance covenants in the Alternative LOC Facilities.

Financial Covenants

The Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement each include a covenant, solely with respect to the Revolving Credit Facility and the Commodity-Linked Facility and solely during a compliance period (which, in general, is applicable when the aggregate revolving borrowings and revolving letters of credit outstanding (excluding all undrawn revolving letters of credit and cash collateralized backstopped revolving letters of credit) exceed 35% of the revolving commitments), that requires the consolidated total net leverage ratio not to exceed 5.50 to 1.00. In addition, each of the LOC Facilities includes a covenant that requires the consolidated first-lien net leverage ratio not to exceed 4.25 to 1.00 or, for certain LOC Facilities that include a collateral suspension mechanism or LOC Facilities entered into after the Credit Facility Collateral Release, the consolidated total net leverage ratio not to exceed 5.50 to 1.00. As of September 30, 2026, we were in compliance with the Vistra Operations Credit Agreement, Vistra Operations Commodity-Linked Credit Agreement, and LOC Facilities financial covenants.

Energy Harbor Revenue Bonds

Various governmental entities in Ohio and Pennsylvania have issued multiple tranches of revenue bonds for the benefit of Energy Harbor Generation LLC or Energy Harbor Nuclear Generation LLC (collectively, the EH entities), in an aggregate principal amount of $431 million. The relevant EH entity is obligated to provide contractual payments to the applicable issuer of the revenue bonds to service the principal and interest on the revenue bonds, the payment of which is indirectly secured by all or substantially all of the assets of the EH entities under various mortgage bonds issued by the EH entities. In the event of a default by the EH entities of their contractual obligation to pay principal and interest in respect of the revenue bonds, the trustee of the revenue bonds would be able to call the mortgage bonds due and, if unpaid, foreclose on the assets securing the mortgage bonds. The obligations of the EH entities in respect of the revenue bonds and related mortgage bonds are guaranteed on an unsecured basis by Energy Harbor and Vistra.

Vistra Operations Senior Notes

Vistra Operations has historically issued and sold its senior unsecured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Unsecured Notes). The indentures governing the Senior Unsecured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Unsecured Indentures) previously provided for the full and unconditional guarantee of the Senior Unsecured Notes by certain current and future subsidiaries of Vistra Operations for so long as they guarantee the Vistra Operations Credit Facilities (Guarantor Subsidiaries). Immediately following the release of the guarantees under the Vistra Operations Credit Facilities in connection with the June 2026 amendments to the Vistra Operations Credit Agreement, the guarantees of the Senior Unsecured Notes by the Guarantor Subsidiaries were automatically released in accordance with the terms of the Vistra Operations Senior Unsecured Indentures. The Vistra Operations Senior Unsecured Indentures contain customary covenants and restrictions, including, among others, limitations on the ability of Vistra Operations and its subsidiaries to incur certain liens, merge or consolidate, and sell all or substantially all of their assets.

Vistra Operations also issued and sold senior secured notes in offerings to eligible purchasers under Rule 144A and Regulation S under the Securities Act (collectively, the Senior Secured Notes). The indenture governing the Senior Secured Notes (as amended or supplemented from time to time, the Vistra Operations Senior Secured Indenture) previously provided for the full and unconditional guarantee by the Guarantor Subsidiaries for so long as they guarantee the Vistra Operations Credit Facilities. Immediately following the release of the guarantees under the Vistra Operations Credit Facilities in connection with the June 2026 amendment to the Vistra Operations Credit Agreement, the guarantees of the Senior Secured Notes by the Guarantor Subsidiaries were automatically released in accordance with the terms of the Vistra Operations Senior Secured Indenture. The Senior Secured Notes were secured by a first-priority security interest in substantially the same collateral pledged to secure the obligations under the Vistra Operations Credit Agreement and contained covenants and other provisions generally consistent with those credit facilities.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

2026 Vistra Operations Senior Notes Issuances and Redemptions

In January 2026, Vistra Operations issued $2.25 billion aggregate principal amount of senior secured notes, consisting of $1.0 billion aggregate principal amount of 4.700% senior secured notes due 2031 and $1.250 billion aggregate principal amount of 5.350% senior secured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on January 31 and July 31 beginning July 31, 2026. Net proceeds totaling approximately $2.230 billion, together with cash on hand, were or will be used (i) to fund a portion of the consideration for the Cogentrix Acquisition (see Note 2 for additional information), (ii) for general corporate purposes, including to repay existing indebtedness, and (iii) to pay fees and expenses related to the offering.

In April 2026, Vistra Operations issued $4.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.550% senior unsecured notes due 2028, $1.0 billion aggregate principal amount of 5.000% senior unsecured notes due 2031, $1.0 billion aggregate principal amount of 5.250% senior unsecured notes due 2033, and $1.5 billion aggregate principal amount of 5.550% senior unsecured notes due 2036 in an offering to eligible purchasers under Rule 144A and Regulation S under the Securities Act. Interest is payable in cash semiannually in arrears on April 30 and October 30 beginning October 30, 2026. Net proceeds totaling approximately $3.968 billion were used to repay or redeem existing indebtedness, including the Company's 5.625% Senior Notes due 2027 and the Term Loan Facility, and to pay fees and expenses related to the offering. Excess net proceeds will be used for general corporate purposes.

In connection with the April 2026 issuance of senior unsecured notes, Vistra and Vistra Operations entered into a registration rights agreement with the initial purchasers pursuant to which Vistra Operations agreed to use commercially reasonable efforts to cause to be filed within a specified period of time (i) a registration statement on an appropriate registration form with the SEC with respect to a registered offer by Vistra Operations to exchange each series of the notes and the subsidiary guarantees for new registered notes (Exchange Notes) containing terms substantially similar to the notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate upon a registration default and are expected to be irrevocably and unconditionally guaranteed on a senior unsecured basis by Vistra), or (ii) under specified circumstances, a shelf registration with respect to resales of each series of the notes and the related guarantees.

Vistra Operations Junior Subordinated Notes

In September 2026, Vistra Operations issued $850 million aggregate principal amount of Series A junior subordinated notes due 2057 (Series A Notes) and $650 million aggregate principal amount of Series B junior subordinated notes due 2057 (Series B Notes and, together with the Series A Notes, the Junior Subordinated Notes). The Junior Subordinated Notes are junior subordinated, unsecured obligations of Vistra Operations. The Junior Subordinated Notes are irrevocably and unconditionally guaranteed by Vistra Corp.

The Series A Notes bear interest at an annual rate of 7.000% from September 24, 2026 through, but excluding, the first reset date of March 15, 2032. On and after the first reset date, the interest rate on the Series A Notes will be adjusted based on the Five-Year U.S. Treasury Rate plus a spread of 2.253% per annum, provided that the interest rate for each reset period will not reset below 7.000%. The Series B Notes bear interest at an annual rate of 7.250% from September 24, 2026 through, but excluding, the first reset date of March 15, 2037. On and after the first reset date, the interest rate on the Series B Notes will be adjusted based on the Five-Year U.S. Treasury Rate plus a spread of 2.296% per annum, provided that the interest rate for each reset period will not reset below 7.250%.

Net proceeds totaling approximately $1.485 billion, together with cash on hand, were or will be used for general corporate purposes, including to make distributions to Vistra Corp. to fund the redemption of all of Vistra Corp.'s outstanding Series A Preferred Stock, which was redeemed on October 15, 2026, and all of the Series B Preferred Stock, which is expected to occur on December 15, 2026 (see Note 17 for additional information). Pending use of the net offering proceeds as described above, Vistra Operations intends to invest the net proceeds in short-term interest-bearing accounts, securities, or similar investments.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

In connection with the Receivables Facility, TXU Energy, Dynegy Energy Services, Dynegy Energy Services Mid-Atlantic, LLC, Ambit Texas, Value Based Brands, Energy Harbor LLC and TriEagle Energy, each an indirect subsidiary of Vistra and an originator under the Receivables Facility (Originators), each sells and/or contributes, subject to certain exclusions, all of its receivables (other than any receivables excluded pursuant to the terms of the Receivables Facility), arising from the sale of electricity to its customers and related rights (Receivables), to RecCo, a consolidated, wholly owned, bankruptcy-remote, direct subsidiary of TXU Energy. RecCo, in turn, is subject to certain conditions, and may draw under the Receivables Facility up to the limit described above to fund its acquisition of the Receivables from the Originators. RecCo has granted a security interest on the Receivables and all related assets for the benefit of the Purchasers under the Receivables Facility and Vistra Operations has agreed to guarantee the performance of the obligations of the Originators and TXU Energy, as the servicer, under the agreements governing the Receivables Facility. Amounts funded by the Purchasers to RecCo are reflected as accounts receivable financing in the condensed consolidated balance sheets. Proceeds and repayments under the Receivables Facility are reflected as cash flows from financing activities in the condensed consolidated statements of cash flows. Receivables transferred to the Purchasers remain on Vistra's balance sheet and Vistra reflects a liability equal to the amount advanced by the Purchasers. The Company records interest expense on amounts advanced. TXU Energy continues to service, administer and collect the Receivables on behalf of RecCo and the Purchasers, as applicable.

As of September 30, 2026, there were no outstanding borrowings under the Receivables Facility. As of December 31, 2025, outstanding borrowings under the Receivables Facility totaled $1.1 billion.

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

As of September 30, 2026, there were no outstanding borrowings under the Repurchase Facility. Outstanding borrowings were $125 million under the Repurchase Facility as of December 31, 2025.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Forward Repurchase Obligation

On September 18, 2024, Vistra Operations and Vistra Vision Holdings I LLC, an indirect wholly owned subsidiary of Vistra Operations (Vistra Vision Holdings), entered into separate Unit Purchase Agreements (the UPAs) with Nuveen Asset Management, LLC (Nuveen) and Avenue Capital Management II, L.P. (Avenue), pursuant to which Vistra Vision Holdings agreed to purchase Nuveen's and Avenue's combined 15% noncontrolling interest in Vistra Vision for approximately $3.2 billion in cash. The UPAs were amended prior to close to accelerate principal payments to Avenue and certain Nuveen noncontrolling interest holders. In accordance with the amended UPAs, on December 31, 2024, Vistra closed the acquisition of the Vistra Vision minority interest from Avenue and Nuveen. Vistra paid Avenue for the purchase of its minority interest in Vistra Vision in full upon closing and paid Nuveen an initial payment at closing, with the remaining payments to Nuveen to be paid in multiple installments through December 31, 2026. Vistra Vision Holdings' remaining future payments to Nuveen are guaranteed by Vistra Operations and certain of its subsidiaries that guarantee Vistra Operations' unsecured notes. In June 2026, Vistra made scheduled installment payments to reduce the forward repurchase obligation by $38 million, including $19 million of principal and $19 million of interest. A final principal and interest payment totaling $631 million is due to Nuveen on December 31, 2026.

The present value of the remaining payment obligations to Nuveen discounted at 6% totaled $622 million and $632 million at September 30, 2026 and December 31, 2025, respectively, and is included in forward repurchase obligation due currently in the condensed consolidated balance sheets.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest expense	$282	$272	$839	$819
Unrealized mark-to-market net (gains) losses on interest rate swaps	(24)	10	(31)	84
Amortization of debt issuance costs, discounts, and premiums	11	11	32	33
Debt extinguishment loss	—	—	35	—
Capitalized interest	(41)	(30)	(123)	(86)
Other	26	23	77	58
Total interest expense and related charges	$254	$286	$829	$908

The weighted-average interest rate applicable to the Vistra Operations Credit Facilities, taking into account the interest rate swaps in effect at the time, was 5.21% as of September 30, 2025.

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

We utilize physical natural gas, coal, emissions, and renewable energy certificate derivatives primarily to hedge future purchased power costs of our retail operations or fuel costs of our generation assets. Gains and losses associated with these derivatives are reported in the condensed consolidated statements of operations in fuel, purchased power costs, and delivery fees.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our Retail segment procures power from our generation segments to serve future load obligations. In locations and periods where our load service activities do not naturally offset existing generation portfolio risks, remaining commodity price exposure is managed through portfolio hedging activities.

Interest Rate Swaps

Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating interest rates to fixed rates, thereby hedging future interest costs and related cash flows. Gains and losses associated with these derivatives are reported in the condensed consolidated statements of operations in interest expense and related charges.

Our interest rate swaps as of September 30, 2026 include:

	Notional Amount (Net of Amortization)	Expiration Date	Rate Range (b)
	(in millions, except percentages)
Swapped to fixed (a)	$411	March, July and October 2045	3.95%	-	4.09%
____________
(a)In March 2025, May 2025, and July 2025, BCOP entered into interest rate swaps with notional amounts of approximately $108 million, $70 million and $238 million, respectively. These swaps are effective as of April 2025, October 2025, and October 2026, and will expire in March 2045, October 2045, and July 2045, respectively. These swaps are intended to hedge BCOP's exposure on approximately $411 million of floating rate Construction/Term Loan Facility commitments issued under the BCOP Credit Agreement (see Note 12 for additional information).
(b)The rate range reflects the fixed leg of each swap at the applicable Term SOFR rate.

On October 26, 2026, Vistra Operations entered into $1.0 billion notional amount of interest rate swaps to reduce our interest rate exposure on $1.0 billion of expected future fixed rate debt issuances. The interest rate swaps are effective on January 31, 2027 and expire on January 31, 2037.

In April 2026, we settled and terminated Vistra Operations' $700 million of pay variable rate and receive fixed rate swaps and $3.0 billion pay fixed rate and receive variable rate swaps expiring July 2026 and $2.3 billion of pay fixed rate and receive variable rate swaps effective from August 2026 through December 2030. In the second quarter of 2026, we recognized a settlement gain of $11 million on the settlement and termination recorded in interest expense and related charges in the condensed consolidated statements of operations.

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

	September 30, 2026
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$3,770	$1	$3	$—	$3,774
Noncurrent assets	411	26	3	—	440
Current liabilities	(1)	—	(4,935)	—	(4,936)
Noncurrent liabilities	(3)	—	(1,165)	—	(1,168)
Net assets (liabilities)	$4,177	$27	$(6,094)	$—	$(1,890)
Offsetting instruments (a)	(3,499)	—	3,499	—	—
Financial collateral (received) pledged (b)	(122)	—	1,181	—	1,059
Net amounts	$556	$27	$(1,414)	$—	$(831)

	December 31, 2025
	Derivative Contract Assets		Derivative Contract Liabilities
	Commodity Contracts	Interest Rate Swaps	Commodity Contracts	Interest Rate Swaps	Total
	(in millions)
Current assets	$2,778	$10	$5	$—	$2,793
Noncurrent assets	396	8	1	—	405
Current liabilities	—	(1)	(4,038)	(10)	(4,049)
Noncurrent liabilities	(2)	—	(1,716)	(11)	(1,729)
Net assets (liabilities)	$3,172	$17	$(5,748)	$(21)	$(2,580)
Offsetting instruments (a)	(2,622)	(10)	2,622	10	—
Financial collateral (received) pledged (b)	(7)	—	891	—	884
Net amounts	$543	$7	$(2,235)	$(11)	$(1,696)
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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Effect of Derivative Instruments in the Condensed Consolidated Statements of Operations

The following table summarizes the location and amount of unrealized gains and losses from our derivative instruments recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

Derivative (condensed consolidated statements of operations presentation)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Reversals of previously recognized unrealized (gain) loss on derivative instruments:
Commodity contracts unrealized loss in operating revenues (a)	$619	$735	$986	$878
Commodity contracts unrealized (gain) loss in fuel, purchased power costs, and delivery fees (a)	(14)	11	12	3
Interest rate swaps unrealized gain in interest expense and related charges	—	(5)	(14)	(16)
Total reversals of previously recognized unrealized loss on derivative instruments	$605	$741	$984	$865
Unrealized net gain (loss) from changes in fair value on derivative instruments:
Commodity contracts unrealized loss in operating revenues	$(100)	$(573)	$(393)	$(1,179)
Commodity contracts unrealized gain (loss) in fuel, purchased power costs, and delivery fees	54	11	205	(69)
Interest rate swaps unrealized gain (loss) in interest expense and related charges	24	(5)	45	(68)
Total unrealized net loss from change in fair value on derivative instruments	$(22)	$(567)	$(143)	$(1,316)
Net unrealized gain (loss) on derivative instruments	$583	$174	$841	$(451)
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

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes by commodity, excluding our normal purchases and normal sales derivatives that are not recorded at fair value:

	September 30, 2026	December 31, 2025
Derivative type	Notional Volume		Unit of Measure
Natural gas	4,003	3,742	Million MMBtu
Electricity	887,906	996,777	GWh
Financial transmission rights / Congestion revenue rights	249,962	249,400	GWh
Coal	22	22	Million U.S. tons
Fuel oil	54	8	Million gallons
Emissions	32	13	Million U.S. tons
Renewable energy certificates	23	31	Million certificates
Interest rate swaps – variable/fixed	$411	$5,716	Million U.S. dollars
Interest rate swaps – fixed/variable	$—	$700	Million U.S. dollars

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

The following table presents the commodity derivative liabilities subject to credit risk-related contingent features that are not fully collateralized:

	September 30, 2026	December 31, 2025
	(in millions)
Fair value of derivative contract liabilities (a)	$(1,515)	$(1,822)
Offsetting fair value under netting arrangements (b)	439	528
Cash collateral and letters of credit	218	331
Liquidity exposure	$(858)	$(963)
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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts that increase the risk that a default by any of our counterparties could have a material effect on our financial condition, results of operations and liquidity. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies authorize specific risk mitigation procedures including, but not limited to, (i) requiring counterparties to have investment-grade credit ratings, (ii) use of standardized master agreements with our counterparties that allow for netting of positive and negative exposures, and (iii) credit enhancements (such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits) that are required in the event of a material downgrade in their credit rating.

September 30, 2026
(in millions, except percentages)
Credit risk exposure to derivative contract counterparties:
Gross exposure	$4,624
Net exposure (a)	$838
Largest net exposure from any single counterparty (a)	$152
Percent of credit risk exposure to derivative contract counterparties related to banking and financial sector:
Gross exposure	82%
Net exposure (a)	30%
____________
(a)Exposure after giving effect to netting arrangements, setoff provisions, and collateral.

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

NDT Investments — NDT investments include debt, equity, and other securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facilities consistent with investment rules established by the NRC and the PUCT. The NDT investments are included in investments in the condensed consolidated balance sheets. There were no significant concentrations of credit risk from an individual counterparty or groups of counterparties in our NDT portfolio as of September 30, 2026.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Assets and liabilities measured at fair value on a recurring basis consisted of the following at the respective balance sheet dates shown below:

	September 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Reclass (a)	Total	Level 1	Level 2	Level 3	Reclass (a)	Total
	(in millions)
Assets:
Commodity contracts	$3,242	$530	$405	$10	$4,187	$2,162	$437	$573	$8	$3,180
Interest rate swaps	—	27	—	—	27	—	17	—	1	18
NDTs – equity securities (b)	1,896	—	—		1,896	1,761	—	—		1,761
NDTs – debt securities (c)	78	2,274	—		2,352	117	1,971	—		2,088
Sub-total	$5,216	$2,831	$405	$10	8,462	$4,040	$2,425	$573	$9	7,047
Assets measured at net asset value (d):
NDTs – equity securities (b)					456					806
NDTs - debt securities (c)					357					329
NDTs - other investments					115					28
Total assets					$9,390					$8,210
Liabilities:
Commodity contracts	$4,214	$740	$1,140	$10	$6,104	$3,060	$846	$1,842	$8	$5,756
Interest rate swaps	—	—	—	—	—	—	21	—	1	22
Total liabilities	$4,214	$740	$1,140	$10	$6,104	$3,060	$867	$1,842	$9	$5,778
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
(c)The investment objective for NDT debt securities is to invest in a diversified, high-quality, tax-efficient portfolio. The debt securities are weighted with government and investment-grade corporate bonds. Other investable debt securities include, but are not limited to, municipal bonds, high-yield bonds, securitized bonds, non-U.S. developed bonds, emerging market bonds, loans and treasury inflation-protected securities. The debt securities had an average coupon rate of 4.30% and 4.02% as of September 30, 2026 and December 31, 2025, respectively, and an average maturity of eight years as of each of September 30, 2026 and December 31, 2025, respectively. NDT debt securities held as of September 30, 2026 mature as follows: $842 million in one to five years, $1.289 billion in five to 10 years and $578 million after 10 years.
(d)Net asset value is a practical expedient used for the classification of assets that do not have readily determinable fair values and therefore are not classified in the fair value hierarchy.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables present the fair value of Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations as of September 30, 2026 and December 31, 2025:

September 30, 2026
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$119	$(1,019)	$(900)	Income Approach	Hourly price curve shape (c)	$—	to	$85	$43
						MWh
					Illiquid delivery periods for hub power prices (d)	$30	to	$145	$88
						MWh
					Market Heat Rates (d)	$35	to	$95	$65
						MWh
Options	98	(52)	46	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	820%	413%
Financial transmission rights/Congestion revenue rights	149	(51)	98	Market Approach (f)	Illiquid price differences between settlement points (g)	$(45)	to	$15	$(15)
						MWh
Natural gas	30	(17)	13	Income Approach	Natural gas basis (h)	$(2)	to	$17	$8
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	9	(1)	8
Total	$405	$(1,140)	$(735)

December 31, 2025
	Fair Value
Contract Type (a)	Assets	Liabilities	Total, Net	Valuation Technique	Significant Unobservable Input	Range (b)			Average (b)
	(in millions)
Electricity purchases and sales	$269	$(1,607)	$(1,338)	Income Approach	Hourly price curve shape (c)	$—	to	$95	$48
						MWh
					Illiquid delivery periods for hub power prices (d)	$25	to	$135	$80
						MWh
					Market Heat Rates (d)	$25	to	$130	$78
						MWh
Options	—	(177)	(177)	Option Pricing Model	Natural gas to power correlation (e)	15%	to	100%	58%
					Power and natural gas volatility (e)	5%	to	1,120%	563%
Financial transmission rights/Congestion revenue rights	277	(34)	243	Market Approach (f)	Illiquid price differences between settlement points (g)	$(12)	to	$25	$7
						MWh
Natural gas	16	(24)	(8)	Income Approach	Natural gas basis (h)	$(2)	to	$14	$6
						MMBtu
					Illiquid delivery periods (i)	$3	to	$5	$4
						MMBtu
Other (j)	11	—	11
Total	$573	$(1,842)	$(1,269)
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
(i)Primarily based on the historical forward natural gas fixed prices.
(j)Other includes contracts for coal and environmental allowances.

The following table presents the changes in fair value of Level 3 assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net liability balance at beginning of period	$(1,223)	$(884)	$(1,269)	$(752)
Total unrealized valuation gains (losses)	301	(299)	300	(443)
Purchases, issuances and settlements (a):
Purchases	27	94	132	226
Issuances	(29)	(4)	(49)	(10)
Settlements	45	(12)	75	(103)
Transfers into Level 3 (b)	(4)	1	(58)	(4)
Transfers out of Level 3 (c)	148	157	134	139
Net change	488	(63)	534	(195)
Net liability balance at end of period	$(735)	$(947)	$(735)	$(947)
Unrealized valuation gains (losses) relating to instruments held at end of period	$316	$(340)	$201	$(519)
____________
(a)Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received, including CRRs and FTRs.
(b)Transfers into Level 3 include instruments for which significant valuation inputs became unobservable due to changes in market conditions. All transfers into Level 3 during the periods presented were from Level 2. For the three and nine months ended September 30, 2026, transfers into Level 3 primarily consisted of power derivatives for which forward pricing inputs became unobservable. For the three and nine months ended September 30, 2025, transfers into Level 3 primarily consist of power and natural gas derivatives for which forward pricing inputs became unobservable.
(c)Transfers out of Level 3 include instruments for which previously unobservable valuation inputs became observable. All transfers out of Level 3 during the periods presented were to Level 2. For the three and nine months ended September 30, 2026, transfers out of Level 3 primarily consisted of power and natural gas derivatives for which forward pricing inputs became observable. For the three months ended September 30, 2025, transfers out of Level 3 primarily consist of power and natural gas derivatives for which forward pricing inputs became observable. For the nine months ended September 30, 2025, transfers out of Level 3 primarily consisted of power, natural gas, and coal derivatives for which forward pricing inputs became observable.

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

For each of the three and nine months ended September 30, 2026, we recognized an impairment loss of $269 million related to the Moss Landing 350 MW battery facility which was determined to be a Level 3 fair value measurement. See Note 8 for additional information.

Fair Value of Debt

		September 30, 2026		December 31, 2025
Instrument:	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Long-term debt under the Vistra Operations Term Loan Facility	Level 2	$—	$—	$2,417	$2,459
BCOP Credit Facility	Level 3	749	760	859	872
Vistra Zero Term Loan B Facility	Level 2	688	692	687	688
TxEF Loan	Level 3	235	236	—	—
Vistra Operations Senior Notes	Level 2	17,526	17,164	12,620	12,955
Vistra Operations Junior Subordinated Notes	Level 2	1,481	1,501	—	—
Energy Harbor Revenue Bonds	Level 2	417	409	416	433
Equipment Financing Agreements	Level 3	50	50	45	45
Forward Repurchase Obligation	Level 3	622	622	632	632

We determine fair value for instruments classified as Level 2 and Level 3 using valuation methodologies consistent with the fair value measurements discussion above.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.    ASSET RETIREMENT OBLIGATIONS

Our AROs primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, remediation or closure of coal ash basins, and generation plant disposal costs. AROs are based on legal obligations associated with enacted law, regulatory, or contractual retirement requirements for which decommissioning timing and cost estimates are reasonably estimable.

The following table summarizes the changes to our current and noncurrent ARO liabilities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total	Nuclear Plant Decommissioning	Land Reclamation, Coal Ash, and Other	Total
	(in millions)
Liability at beginning of period	$3,374	$842	$4,216	$3,240	$838	$4,078
Accretion (a)	123	21	144	114	30	144
Adjustment for change in estimates (b)	—	(5)	(5)	11	(26)	(15)
Payments	—	(58)	(58)	—	(61)	(61)
Liability at end of period	3,497	800	4,297	3,365	781	4,146
Less amounts due currently	—	(201)	(201)	—	(202)	(202)
Noncurrent liability at end of period	$3,497	$599	$4,096	$3,365	$579	$3,944
____________
(a)For the nine months ended September 30, 2026 and 2025, nuclear plant decommissioning accretion includes $75 million and $70 million, respectively, of accretion expense recognized in operating costs in the condensed consolidated statements of operations and $48 million and $44 million, respectively, reflected as a change in regulatory liability in the condensed consolidated balance sheets.
(b)There is a corresponding non-cash change in property, plant, and equipment related to land, reclamation, coal ash, and other ARO adjustments of $(7) million and $(14) million for the nine months ended September 30, 2026 and 2025, respectively.

Nuclear Decommissioning AROs

AROs for nuclear generation decommissioning relate to the Comanche Peak plant in ERCOT and the PJM nuclear facilities. To estimate our nuclear decommissioning obligations we use a discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning methods and is based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models, and discount rates.

As of September 30, 2026 and December 31, 2025, the carrying value of our ARO related to our Comanche Peak nuclear generation facility decommissioning totaled $1.885 billion and $1.838 billion, respectively, which is lower than the fair value of the assets contained in the Comanche Peak NDT of $2.688 billion and $2.589 billion, respectively. As of September 30, 2026 and December 31, 2025, the difference between the carrying value of the ARO and the NDT represents a regulatory liability of $803 million and $751 million, respectively, recorded to the condensed consolidated balance sheets in other noncurrent liabilities and deferred credits since any excess funds in the NDT after decommissioning our Comanche Peak plant would be refunded to Oncor.

The carrying value of our ARO for our PJM nuclear facilities was recorded at fair value on the date of the closing of our merger with Energy Harbor in March 2024. ARO accretion expense attributable to the PJM nuclear facilities is reflected in operating costs in the condensed consolidated statements of operations. ARO estimates for the PJM nuclear facilities will be evaluated on an individual unit basis at least every five years unless triggering events warrant a more frequent review. Any changes in ARO estimates are recorded as an increase or decrease in ARO liability along with a corresponding change to asset retirement cost asset within property, plant, and equipment in the condensed consolidated balance sheets; however, if the ARO estimate decreases by more than the remaining ARO asset, the balance of the change is recorded as a reduction to operating costs in the condensed consolidated statement of operations.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
16.    COMMITMENTS AND CONTINGENCIES

Helix Fund Contractual Commitments

See Note 7 for additional information regarding the Company's investment in the Helix Fund where the Company committed up to $1 billion to the Helix Fund.

Letters of Credit, Surety Bonds, and Collateral Support Obligation

Letters of Credit

As of September 30, 2026, we had outstanding letters of credit totaling $3.250 billion as follows:

•$2.670 billion to support commodity risk management and collateral requirements in the normal course of business, including over-the-counter and exchange-traded transactions, various long-term PPAs, and $776 million of collateral postings with ISOs/RTOs;
•$305 million to support battery and solar development projects;
•$110 million to support ASAOC requirements with the EPA (see Note 9 for additional information);
•$86 million to support our REP financial requirements with the PUCT;
•$18 million to support executory contracts and insurance agreements; and
•$61 million for other credit support requirements.

Surety Bonds

Surety bonds provide financial performance assurance to third parties on behalf of certain Company subsidiaries for obligations under various contracts and legal obligations in the normal course of business. In the event of nonperformance by the applicable subsidiary, the beneficiary would make a claim to the surety, and the Company would be required to reimburse any payment by the surety. Our liability with respect to any particular surety bond is released once the obligations secured by the surety bond are performed. As of September 30, 2026, we had outstanding surety bonds totaling $1.016 billion, including $81 million with ISOs/RTOs.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Litigation

Illinois Attorney General Complaint Against Illinois Gas & Electric (IG&E) — In May 2022, the Illinois Attorney General filed a complaint against IG&E, a subsidiary we acquired when we purchased Crius Energy Trust in July 2019. The complaint filed in Illinois state court alleges, among other things, that IG&E engaged in improper marketing conduct and overcharged customers. The vast majority of the conduct in question occurred prior to our acquisition of IG&E. In July 2022, we moved to dismiss the complaint, and in October 2022, the court granted in part our motion to dismiss, barring all claims asserted by the Illinois Attorney General that were outside of the five-year statute of limitations period, which now limits the period during which claims may be made to start in May 2017 rather than extending back to 2013 as the Illinois Attorney General had alleged in its complaint.

Ohio House Bill 6 ("HB6") — In July 2019, Ohio adopted a law referred to as HB6, which, among other things, provided subsidies for two nuclear power plants which we acquired in March 2024 upon the closing of our merger with Energy Harbor. We had opposed enactment of that subsidy legislation at the time, and the nuclear subsidies were repealed in 2021 prior to any subsidies being distributed. The U.S. Attorney's Office conducted an investigation into the activities related to the passage of HB6, and Energy Harbor received a grand jury subpoena in July 2020 requiring production of certain information related to that investigation. Energy Harbor completed its responses to that subpoena by December 2021. In August 2020, the Ohio Attorney General filed a civil Racketeer Influenced and Corrupt Organizations Act complaint against FirstEnergy Corp. and various Energy Harbor companies related to passage of HB6 (State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al., Franklin County, Ohio Common Pleas Court Case No. 20CV006281 and State of Ohio ex rel. Dave Yost, Ohio Attorney General v. Energy Harbor Corp., et al., Franklin County, Ohio Common Pleas Court Case No. 20CV007386). Motions to dismiss those cases remain pending and the cases are currently stayed.

Dorrell Antitrust Litigation — In July 2025, an antitrust lawsuit was filed in the U.S. District Court for the District of Maryland (Maryland District Court) against Human Resources Consultants, LLC, Accelerant Technologies, Constellation Energy Corporation and 25 other companies, including Vistra Corp. and Luminant Generation Company, LLC. The plaintiffs allege that since at least May 2003, the defendants exchanged confidential compensation information and conspired to fix and suppress compensation of all persons employed in nuclear power generation in violation of federal antitrust law. In October 2025, motions to dismiss these claims were filed and the plaintiffs amended their lawsuit. In December 2025, motions to dismiss these amended claims were filed, and the Maryland District Court heard argument on these motions on May 13, 2026. In August 2026, the Maryland District Court dismissed the case without prejudice but allowed the plaintiffs to file an amended complaint. Motions to dismiss the amended complaint will be due on November 23, 2026.

Winter Storm Uri Legal Proceedings

Regulatory Investigations and Other Litigation Matters — Following the events of Winter Storm Uri, various regulatory bodies, including ERCOT, the ERCOT Independent Market Monitor, and the Texas Attorney General initiated investigations or issued requests for information of various parties related to the significant load shed event that occurred during the event as well as operational challenges for generators arising from the event, including performance and fuel and supply issues. We responded to all those investigatory requests. In addition, a large number of personal injury, wrongful death, and insurance lawsuits related to Winter Storm Uri were filed in various Texas state courts against us and numerous generators, transmission and distribution utilities, retail electric providers, as well as ERCOT. These cases were transferred to a single multi-district litigation (MDL) pretrial judge for all pretrial proceedings. In January 2023, the MDL court ruled on the various motions to dismiss and denied the motions to dismiss of the generator defendants and the transmission and distribution utilities defendants, but granted the motions of some of the other defendant groups, including the retail electric providers and ERCOT. In December 2023, the First Court of Appeals in Houston, Texas (First Court of Appeals) in a unanimous decision granted the generators' mandamus petition and instructed the MDL court to grant the motions to dismiss in full filed by the generator defendants. In January 2025, the plaintiffs petitioned the Supreme Court of Texas to review that decision and filed their opening brief in September 2025. On March 30, 2026, the Supreme Court of Texas denied the plaintiffs' petition, allowing the First Court of Appeals' decision to stand, requiring the MDL court to grant the generators' motions to dismiss the plaintiffs' remaining claims against the generator defendants. On June 15, 2026, the plaintiffs filed a motion for reconsideration and for consolidated rehearing at the Supreme Court of Texas, and, on July 24, 2026, the court denied the motion.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Moss Landing 300 Battery Fire

On January 16, 2025, we experienced a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site. We are working closely with all local, state, and federal regulatory authorities on the response. We are also responding to various regulatory bodies, including the California Public Utilities Commission, the EPA, and others investigating the incident. Several lawsuits have been filed in California federal and state courts against Vistra, LG Energy Solution (LG), and others, as a result of this incident.

The EPA is providing control and oversight of clean-up and remediation efforts on the site. In July 2025, we entered into an ASAOC with the EPA that requires us to perform certain activities, which primarily include battery removal and disposal, building demolition, and air and water monitoring at the Moss Landing 300 site. By entering into this ASAOC, we are conducting these activities under the EPA's oversight. See Note 9 for additional information including costs incurred through September 30, 2026 and estimated future costs to be incurred related to these activities.

GHG

In September 2026, the EPA published a final rule (2026 Repeal Rule) repealing most provisions of the 2024 Carbon Pollution Standards Rule (2024 Rule) that had set limits for (a) new natural gas-fired combustion turbines and (b) existing coal-, oil- and natural gas-fired steam generation units. The 2026 Repeal Rule eliminates the carbon capture and sequestration (CCS) requirement for existing coal-fired units and also eliminates the emission guidelines for existing coal, oil, and gas-fired steam generating units and the CCS standards for new base load natural gas-fired stationary combustion turbines. Concurrent with the final rule, the EPA also issued a supplemental proposal that provides additional support for and seeks comment on the primary proposal from June 2025 to repeal all GHG emission standards under the Clean Air Act Section 111 for electric generating units (EGUs). The 2024 Rule was based on technologies such as CCS and natural gas co-firing. Units permanently retiring by January 1, 2032 were exempt from the rule. Given our previously announced coal unit retirement commitments, our Martin Lake and Oak Grove plants were the only coal units subject to the 2024 Rule. Our Graham, Lake Hubbard, Stryker Creek and Trinidad oil/natural gas facilities were also regulated under the 2024 Rule. None of our existing large or small combustion turbines were subject to the 2024 Rule, and if the proposal to fully repeal the 2024 Rule is adopted, our new 860 MW natural gas-fueled peaking plant at Permian and other new units would no longer be subject to these standards. Environmental organizations and various states have filed challenges in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court). Additionally, in February 2026, the EPA issued a rule that repeals the agency's prior 2009 endangerment finding for all GHG emission standards for light-, medium-, and heavy-duty vehicles. The rescission of the endangerment finding does not impact power plants; however, the EPA has also stated that, for other rules that have relied on the endangerment finding, it intends to initiate other rulemakings to address any overlapping issues. Several environmental groups have filed a challenge to the EPA's repeal of the endangerment finding in the D.C. Circuit Court.

Cross-State Air Pollution Rule and Good Neighbor Plan

In October 2015, the EPA revised the primary and secondary ozone National Ambient Air Quality Standards (NAAQS) to lower the eight-hour standard for ozone emissions during ozone season (May to September), and, in October 2018, the State of Texas submitted a State Implementation Plan (SIP) to the EPA, which was then disapproved by the EPA in February 2023. The State of Texas, Luminant, certain trade groups, and others challenged that disapproval in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit Court). In March 2025, the Fifth Circuit Court denied those petitions for review, but we and the State of Texas have filed petitions for rehearing of that decision. In March 2026, instead of granting our petitions for rehearing en banc, the Fifth Circuit Court panel withdrew its prior opinion and substituted it with a new opinion, which vacates the disapproval of Texas' plan and remands it back to the EPA. We do not expect any near-term impact to Texas sources from this decision. Based on recent pronouncements from the Trump administration, the new EPA is reevaluating its approach to these Good Neighbor SIPs in general.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In June 2024, the U.S. Supreme Court granted a stay of the GNP FIP pending a review of the merits by the D.C. Circuit Court and any further appeal to the U.S. Supreme Court. As a result, the GNP FIP is now stayed for all covered states until the courts resolve the legality of the FIP. In April 2025, the D.C. Circuit Court granted an abeyance of the case challenging the GNP FIP addressing interstate transport for all covered states while the EPA reviews the GNP FIP. The challenge to the FIP in the Fifth Circuit Court also remains in abeyance. In January 2026, the EPA proposed removing eight states (although none that we operate in) from the GNP FIP, and while we expect the EPA will take additional action to reconsider other aspects of the GNP FIP, the timing of these actions is uncertain. At this time, we do not know how these proposed changes could impact the overall trading program for any states that remain in the GNP FIP.

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

Effluent Limitation Guidelines (ELGs)

In October 2020, the EPA published a final rule that extends the compliance date for both flue gas desulfurization and bottom ash transport water to no later than December 2025, as negotiated with the state permitting agency. Additionally, the rule allows for a retirement exemption that exempts facilities certifying that units will retire by December 2028 provided certain effluent limitations are met. In November 2020, environmental groups petitioned for review of the new ELG revisions, and Vistra subsidiaries filed a motion to intervene in support of the EPA in December 2020. Notifications were made to Texas, Illinois, and Ohio state agencies on the retirement exemption for applicable coal plants by the regulatory deadline of October 13, 2021. In May 2024, the EPA published the final ELG rule revisions, which contain new requirements for legacy wastewater and combustion residual leachate. The final rule also leaves in place the subcategory for facilities that permanently cease coal combustion by 2028. A number of parties have since challenged the rule and that case is pending in the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). We are not a party to that litigation. In February 2025, the Eighth Circuit granted the EPA's unopposed motion seeking to hold the litigation in abeyance while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed.

In December 2025, the EPA finalized additional revisions to the ELG rule, including extending certain compliance deadlines under the 2024 ELG rule. Those deadlines would generally apply to facilities that had not already utilized the retirement provisions in the 2020 ELG rule, which our company had utilized. In addition, the rule authorizes a process for states to extend the 2028 retirement deadline that was finalized as part of the 2020 ELG rule in the event market conditions would not support retirement of a facility. We are continuing to evaluate this rule and the impact, if any, it might have on our announced plans to retire our remaining coal generation facilities in Illinois and Ohio by 2028 given that those facilities are under separate existing regulatory requirements to close by then. Several environmental groups have challenged that rule in the U.S. Court of Appeals for the Second Circuit, and opening briefs were filed in October 2026. Additionally, the EPA issued a new proposed rule on May 18, 2026 that would apply to unmanaged combustion residual leachate.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CCR Rule Revisions and Extension Applications

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

Prior to the November 2020 deadline to seek extensions, we submitted applications to the EPA requesting compliance extensions under both conversion and retirement scenarios. In January 2022, the EPA determined that our conversion and retirement applications for our CCR facilities were complete but has not yet proposed action on any of those applications. On November 25, 2025, the EPA proposed a rule that would extend the 2028 closure date to 2031; however, a final rule has not yet been published. We submitted comments on that proposal in February 2026.

Legacy CCR Rulemaking

In May 2024, the EPA published a final rule that expands coverage of groundwater monitoring and closure requirements to the following two new categories of units: (a) legacy CCR surface impoundments which are CCR surface impoundments that no longer receive CCR but contained both CCR and liquids on or after October 19, 2015 and (b) "CCR management units" (CCRMUs) which generally could encompass noncontainerized ash deposits greater than one ton and impoundments and landfills that closed prior to October 19, 2015. As part of the rule, the EPA identified numerous CCR management units across the country, including ten of our potential units. The Vermilion ash ponds discussed below are the only units that we believe qualify as legacy CCR surface impoundments and given our closure plan for that site we do not believe the rule will have any impact on that site. CCRMUs with 1,000 or more tons of CCR must comply with the CCR's groundwater monitoring, corrective action, closure and post-closure requirements. For CCRMUs, complete facility evaluation reports are due within 33 months after publication of the rule, initial groundwater reports are due January 31, 2029, and the deadline to initiate closure, if needed, will start in 2029. Closure of the CCRMUs may also be deferred beyond those dates depending on certain factors, including where the CCRMU is located beneath critical infrastructure. In addition, certain closures may not be required when closure was previously approved under a state program. Because facility evaluation reports will determine our unit-specific compliance obligations, we cannot determine them at this time. In August 2024, we, along with Utility Solid Waste Activities Group, several other generating companies, and 17 states, including Texas, filed a challenge to the rule in the D.C. Circuit Court. In February 2025, the D.C. Circuit Court granted an unopposed motion filed by the Department of Justice on behalf of the EPA, holding the litigation in abeyance while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. In February 2026, the EPA issued a final rule for the CCRMU provisions of the rule extending the deadlines for the Facility Evaluation Reports to 2027, groundwater monitoring to 2031, and closure requirements to 2032. The EPA has requested to keep the challenge to the rule addressing CCRMUs and legacy impoundments in abeyance.

On April 13, 2026, the EPA issued a proposed rule that would rescind all CCRMU requirements. The proposed rule would also make additional changes to the CCR rule as a whole, including provisions that would allow the permit authority to make site-specific determinations regarding the appropriate point-of-compliance for groundwater monitoring, site-specific cleanup levels, and appropriateness of certain closure requirements. The proposal would also amend the definition of beneficial use. We filed comments on the proposal on June 29, 2026. The EPA has not yet issued a final rule.

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

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
At our retired Vermilion facility, in June 2021, we entered into an agreed interim consent order with the Illinois Attorney General and the Vermilion County State Attorney in which Dynegy Midwest Generation, LLC (DMG) is required to evaluate the closure alternatives under the requirements of the Illinois Coal Ash regulation (discussed below) and close the site by removal. In addition, the interim consent order requires that during the impoundment closure process, impacted groundwater will be collected before it leaves the site or enters the nearby Vermilion River and, if necessary, DMG will be required to install temporary riverbank protection if the river migrates within a certain distance of the impoundments. The interim order was modified in December 2022 to require certain amendments to the Safety Emergency Response Plan. In June 2023, the Illinois state court approved and entered the final consent order, which included the terms above and a requirement that when IEPA issues a final closure permit for the site, DMG will demolish the power station and submit for approval to construct an on-site landfill within the footprint of the former plant to store and manage the coal ash. These proposed closure costs are reflected in the ARO in the condensed consolidated balance sheets (see Note 15 for additional information).

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

For all of the above CCR matters, if certain corrective action measures, including groundwater treatment or removal of ash, are required at any of our coal-fueled facilities, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. The Illinois coal ash rule was finalized in April 2021 and does not require removal. However, the rule required us to undertake further site-specific evaluations required by each program. We will not know the full range of decommissioning costs, including groundwater remediation, if any, that ultimately may be required under the Illinois rule until permit applications have been approved by the IEPA and as such, an estimate of such costs cannot be made. The CCR surface impoundment and landfill closure costs currently reflected in our existing ARO liabilities reflect the costs of closure methods that our operations and environmental services teams determined were appropriate based on the existing closure requirements at the time we recorded those ARO liabilities, and it is reasonably possible for those to increase once the IEPA determines final closure requirements. Once the IEPA acts on our permit applications or if we otherwise determine to proceed with closure work, we will reassess the decommissioning costs and adjust our ARO liabilities accordingly.

Other Matters

We are involved in various legal and administrative proceedings and other disputes in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity, or financial condition.

17.    EQUITY

Common Stock

Common Stock Dividends

Dividends are subject to declaration by the Board and may be subject to numerous factors at the time of declaration. These factors include, but are not limited to, prevailing market conditions, Vistra's results of operations, financial condition and liquidity, Delaware law, and any contractual limitations, such as the cumulative dividend requirements described in the certificates of designation of our outstanding preferred stock. Dividends per common share totaled $0.2300 and $0.2260 for the three months ended September 30, 2026 and 2025, respectively, and $0.6870 and $0.6745 for the nine months ended September 30, 2026 and 2025, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In October 2026, the Board declared a quarterly dividend of $0.2310 per share of common stock that will be paid in December 2026.

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

Amount Authorized for Share Repurchases
(in billions)
Board Authorization Dates:
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at September 30, 2026	$7.75

In October 2026, the Board authorized an incremental amount of $1.5 billion for repurchases under the Share Repurchase Program.

The following table provides information about our repurchases of common stock for the period between January 1, 2026 and November 2, 2026:

	$7.75 Billion Board Authorization
	Total Number of Shares Repurchased	Average Price Paid Per Share	Amount Paid for Shares Repurchased	Amount Available for Additional Repurchases at the End of the Period
	(in millions, except share amounts and price paid per share)
Three Months Ended March 31, 2026	2,373,546	$159.82	$379
Three Months Ended June 30, 2026	2,155,553	153.34	331
Three Months Ended September 30, 2026 (a)	1,431,166	145.63	208
Nine Months Ended September 30, 2026	5,960,265	$154.07	$918	$1,082
October 1, 2026 through November 2, 2026	445,361	145.94	65
January 1, 2026 through November 2, 2026 (a)	6,405,626	$153.51	$983	$2,517
____________
(a)Shares repurchased include 21,350 and 42,050, respectively, of unsettled shares for $3 million and $6 million, respectively, as of September 30, 2026 and November 2, 2026, respectively.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Preferred Stock

The following is a summary of our cumulative redeemable preferred stock outstanding as of September 30, 2026. In the event of liquidation or dissolution of the Company, the payment of dividends and the distribution of assets to preferred stockholders takes precedence over the Company's common stockholders.

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

Each series of preferred stock has a liquidation preference of $1,000, plus accrued and unpaid dividends through its redemption date. Preferred stock is not convertible into or exchangeable for any other securities of the Company and has limited voting rights.

On October 15, 2026, the Company redeemed all of the Series A Preferred Stock upon its earliest redemption date using proceeds from the issuance of junior subordinated notes in September 2026. The Company has also issued notice to the Series B Preferred Stock holders for the redemption of all the Series B Preferred Stock on December 15, 2026. See Note 12 for additional information.

Preferred Stock Dividends

Preferred stock dividends are payable semiannually in arrears when declared by the Board. The following table summarizes preferred stock dividends paid per share for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Preferred Stock Series	2026	2025	2026	2025
Series A Preferred Stock	$—	$—	$40.000	$40.000
Series B Preferred Stock	$—	$—	$35.000	$35.000
Series C Preferred Stock	$44.375	$44.375	$88.750	$88.750

In July 2026, the Board declared a semi-annual dividend of $40.000 per share of Series A Preferred Stock that was paid in October 2026. In October 2026, the Board declared (i) a semi-annual dividend of $35.000 per share on Series B Preferred Stock that will be paid in December 2026 and (ii) a semi-annual dividend of $44.375 per share on Series C Preferred Stock that will be paid in January 2027.

Noncontrolling Interest

In September 2026, we formed a joint venture, a VIE, which issued 35% of its common units to an unrelated third party. The joint venture was formed to pursue power generation development opportunities. The joint venture is a VIE because its equity at risk is insufficient to support its operations. We consolidate the results of the VIE because we are the primary beneficiary as we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accounting for the VIE is subject to an ongoing assessment. The condensed consolidated balance sheet as of September 30, 2026 includes approximately $400 million of the VIE's assets which primarily consist of prepaid and other current assets, of which 35% is funded by the third-party investor. The assets of the VIE cannot be used to fund our obligations outside of the VIE except through approved distributions to us, and the liabilities of the VIE cannot be settled by us outside of the VIE except through contributions to the VIE. As of September 30, 2026, the VIE does not have any liabilities. The $400 million of the VIE's spend to date has been guaranteed by a third party to the extent a power purchase agreement is not executed following the end of an exclusivity period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except share data)
Net income attributable to Vistra	$1,140	$652	$2,474	$711
Less cumulative dividends attributable to Series A Preferred Stock	(20)	(20)	(60)	(60)
Less cumulative dividends attributable to Series B Preferred Stock	(17)	(17)	(52)	(52)
Less cumulative dividends attributable to Series C Preferred Stock	(11)	(11)	(32)	(32)
Net income attributable to common stock — basic and diluted	$1,092	$604	$2,330	$567
Weighted average shares of common stock outstanding:
Basic	335,413,414	338,749,454	336,685,683	339,313,294
Dilutive securities: Stock-based incentive compensation plan	2,439,243	6,285,706	2,952,290	6,990,323
Diluted	337,852,657	345,035,160	339,637,973	346,303,617
Net income per weighted average share of common stock outstanding:
Basic	$3.26	$1.78	$6.92	$1.67
Diluted	$3.23	$1.75	$6.86	$1.64

Stock-based incentive compensation plan awards excluded from the calculation of diluted earnings per share because the effect would have been antidilutive totaled 369,172 and 308 shares in the three months ended September 30, 2026 and 2025, respectively, and 260,464 and 103 shares for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$4,814	$2,855	$1,830	$133	$—	$9,632
Reconciliation of consolidated operating revenues:
Corporate and Other						(3,285)
Total consolidated operating revenues						$6,347

Fuel, purchased power costs, and delivery fees (b)	(4,327)	(566)	(850)	(74)	—
Operating costs	(47)	(248)	(370)	(13)	(5)
Selling, general, and administrative expenses	(288)	(44)	(48)	(4)	(15)
Other segment items:
Depreciation and amortization	(11)	(198)	(446)	(14)	—
Interest expense and related charges	(4)	9	23	3	(1)
Other (c)	—	55	(19)	(268)	6
Total reportable segment net income (loss)	$137	$1,863	$120	$(237)	$(15)	$1,868
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(728)
Corporate and Other — income tax expense						356
Total consolidated income before income taxes						$1,496
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $36 million and $89 million, respectively, in the Texas and East segments.
(c)Other includes impairment of long-lived assets and other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$4,139	$1,799	$1,750	$165	$2	$7,855
Reconciliation of consolidated operating revenues:
Corporate and Other						(2,884)
Total consolidated operating revenues						$4,971

Fuel, purchased power costs, and delivery fees (b)	(3,815)	(544)	(866)	(32)	—
Operating costs	(54)	(243)	(338)	(15)	(12)
Selling, general, and administrative expenses	(270)	(38)	(59)	(2)	(16)
Other segment items:
Depreciation and amortization	(23)	(160)	(244)	(14)	—
Interest expense and related charges	(18)	9	16	2	(1)
Other (c)	1	—	95	1	1
Total reportable segment net income (loss)	$(40)	$823	$354	$105	$(26)	$1,216
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(564)
Corporate and Other — income tax expense						204
Total consolidated income before income taxes						$856
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $35 million and $94 million, respectively, in the Texas and East segments.
(c)Other includes impairment of long-lived assets and other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$12,113	$7,260	$5,044	$293	$6	$24,716
Reconciliation of consolidated operating revenues:
Corporate and Other						(8,712)
Total consolidated operating revenues						$16,004

Fuel, purchased power costs, and delivery fees (b)	(11,262)	(1,345)	(2,828)	(114)	—
Operating costs	(122)	(802)	(1,153)	(45)	(114)
Selling, general, and administrative expenses	(775)	(148)	(142)	(9)	(46)
Other segment items:
Depreciation and amortization	(31)	(556)	(927)	(42)	—
Interest expense and related charges	(27)	33	69	10	(2)
Other (c)	1	104	67	(268)	5
Total reportable segment net income (loss)	$(103)	$4,546	$130	$(175)	$(151)	$4,247
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(1,773)
Corporate and Other — income tax expense						661
Total consolidated income before income taxes						$3,135

Capital expenditures, excluding growth expenditures	$8	$609	$394	$52	$—	$1,063
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						440
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$1,503
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $102 million and $265 million, respectively, in the Texas and East segments.
(c)Other includes impairment of long-lived assets and other income, net.

VISTRA CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Total Reportable Segments
	(in millions)
Operating revenues (a)	$10,839	$3,797	$4,610	$347	$26	$19,619
Reconciliation of consolidated operating revenues:
Corporate and Other						(6,465)
Total consolidated operating revenues						$13,154

Fuel, purchased power costs, and delivery fees (b)	(8,848)	(1,509)	(2,784)	(119)	—
Operating costs	(131)	(778)	(1,020)	(45)	(113)
Selling, general, and administrative expenses	(769)	(122)	(175)	(11)	(52)
Other segment items:
Depreciation and amortization	(70)	(477)	(876)	(45)	2
Interest expense and related charges	(53)	41	36	4	(3)
Other (c)	1	14	193	1	3
Total reportable segment net income (loss)	$969	$966	$(16)	$132	$(137)	$1,914
Reconciliation to consolidated income before income taxes:
Corporate and Other — net loss						(1,203)
Corporate and Other — income tax expense						104
Total consolidated income before income taxes						$815

Capital expenditures, excluding growth expenditures	$10	$714	$444	$117	$—	$1,285
Reconciliation to consolidated capital expenditures, including nuclear fuel and excluding growth expenditures
Corporate and Other — nuclear fuel net purchases						341
Total capital expenditures, including nuclear fuel and excluding growth expenditures						$1,626
____________
(a)See Note 3 for disaggregated revenue by segment. Includes intersegment sales eliminated in Corporate and Other.
(b)Includes nuclear fuel amortization of $96 million and $270 million, respectively, in the Texas and East segments.
(c)Other includes impairment of long-lived assets and other income, net.

VISTRA CORP.
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

Noteworthy Developments

Cogentrix Acquisition

On October 30, 2026, Vistra acquired Cogentrix. The acquisition resulted in the addition of 10 modern natural gas generation facilities totaling approximately 5,500 MW of capacity, including three CCGT facilities and two combustion turbine facilities located across PJM, four CCGT facilities in ISO-NE, and one cogeneration facility in ERCOT.

Aggregate consideration at closing consisted of approximately (i) $2.2 billion in cash, net of adjustments for working capital, acquired cash, the assumption of $1.7 billion of outstanding indebtedness of Cogentrix as of the acquisition date, and certain other adjustments and (ii) 5,000,000 shares of Vistra common stock, par value $0.01, issued to the seller, at a mutually agreed-upon value of $185 per share. See Note 2 to the Financial Statements for additional information.

On November 5, 2026, we repaid $1.7 billion of debt assumed in the Cogentrix Acquisition using a combination of cash on hand and borrowings under the Receivables Facility and Repurchase Facility.

VISTRA CORP.
Vistra Operations Junior Subordinated Notes and Preferred Stock Redemption

In September 2026, Vistra Operations issued $850 million aggregate principal amount of the Series A Notes and $650 million aggregate principal amount of the Series B Notes. The Junior Subordinated Notes are junior subordinated, unsecured obligations of Vistra Operations. The Junior Subordinated Notes are irrevocably and unconditionally guaranteed by Vistra Corp.

Net proceeds totaling approximately $1.485 billion, together with cash on hand, were or will be used for general corporate purposes, including to make distributions to Vistra Corp. to fund the redemption of all of Vistra Corp's outstanding Series A Preferred Stock, which was redeemed on October 15, 2026, and all of the Series B Preferred Stock, which is expected to occur on December 15, 2026 (see Note 17 for additional information). Pending use of the net offering proceeds as described above, Vistra Operations intends to invest the net proceeds in short-term interest-bearing accounts, securities, or similar investments.

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

Strategic Investment in Digital Infrastructure

In June 2026, the Company entered into a limited partnership agreement governing the Helix Fund, an open-ended investment fund managed by affiliates of KKR. As a founding investor in the Helix Fund, the Company committed up to $1 billion consisting of (i) an initial $500 million commitment and (ii) an additional $500 million commitment subject to the Helix Fund meeting certain commercial power supply milestones for our existing generation assets or, at the Company's election, regardless of whether such milestones are achieved.

The Helix Fund will seek to invest in and manage assets critical to enabling AI, including hyperscale data center development and operations; baseload and flexible power generation; transmission and distribution infrastructure; and fiber and connectivity infrastructure, among other assets. This investment reflects our strategy to participate in the growing demand for power generation assets supporting hyperscale data center development, while leveraging our existing fleet and development capabilities.

Gas Plants Disposition

In June 2026, Vistra Operations entered into a purchase and sale agreement for the sale of our Casco Bay, Beaver Falls, and Syracuse natural gas generation facilities. The transaction closed on October 8, 2026. The related assets and liabilities of the Disposal Group were classified as held for sale as of September 30, 2026 and are reported in the East segment. See Note 2 to the Financial Statements for additional information.

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

VISTRA CORP.
•Repowering the coal-fueled Coleto Creek Power Plant near Goliad, Texas, which retired as a coal-fueled facility in September 2026 to comply with EPA rules, as a natural gas-fueled plant with up to 600 MW of capacity.
•Completing upgrades at existing natural gas-fueled plants that will add more than 500 MW of summer capacity and 100 MW of winter capacity.

In June 2026, Permian Power entered into a $583 million loan agreement with the TxEF to finance the development of the 860 MW peaking plants in west Texas. The TxEF Loan is non-recourse to Vistra Operations and its other subsidiaries, and interest on the TxEF Loan is calculated at a fixed rate of 3.0% per annum. As of September 30, 2026, $236 million was outstanding under the agreement.

Collateral Release

On December 2, 2025, S&P upgraded Vistra Operations' issuer credit rating from BB+ to BBB- and revised its outlook from Positive to Stable, and on March 20, 2026, S&P upgraded the Senior Unsecured Notes rating from BB+ to BBB-. On March 16, 2026, Fitch upgraded Vistra Operations' issuer default rating and the Senior Unsecured Notes rating from BB+ to BBB- and revised its outlook from Positive to Stable. As a result of these investment-grade ratings and the satisfaction of certain other conditions specified in the Vistra Operations Senior Secured Indenture, an investment-grade event was deemed to have occurred, and the liens on the collateral securing the Senior Secured Notes were automatically terminated and released in full on April 2, 2026.

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

Additionally, Vistra Operations repaid the $2.444 billion in outstanding borrowings under the Term Loan Facility in April 2026, and in coordination with the investment-grade ratings, met the collateral suspension provisions of the Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement releasing all liens securing the Revolving Credit Facility and the Commodity-Linked Facility. The Vistra Operations Credit Agreement and Vistra Operations Commodity-Linked Credit Agreement were amended in June 2026 to, among other things, remove the collateral reinstatement requirements applicable to the Vistra Operations Credit Agreement and the Vistra Operations Commodity-Linked Credit Agreement. The Vistra Operations Credit Agreement was also amended to release each guarantor from its guarantee to the extent related to the revolving credit loans, revolving credit commitments, letters of credit, letter of credit commitments and/or secured cash management agreements (although guarantees related to secured hedging agreements remain), in each case, under the Vistra Operations Credit Agreement. The Vistra Operations Commodity-Linked Credit Agreement was amended to release each guarantor from its guarantee.

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

VISTRA CORP.
Lotus Acquisition

On October 22, 2025, pursuant to a purchase and sale agreement dated May 15, 2025, Vistra Operations acquired 100% of the membership interests of certain subsidiaries of Lotus. The Lotus Acquisition resulted in the addition of seven natural gas generation facilities totaling 2,600 MW in Delaware and Pennsylvania (PJM), Rhode Island (ISO-NE), New York (NYISO), and California (CAISO), further geographically diversifying Vistra's natural gas fleet.

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

Moss Landing 300 Incident

On January 16, 2025, we experienced a fire at our Moss Landing 300 MW energy storage facility at the Moss Landing Power Plant site that resulted in ceasing operations at all facilities at the Moss Landing complex until the fire was contained. See Note 9 to the Financial Statements for additional information.

Martin Lake Unit 1 Incident

On November 27, 2024, we experienced a fire at Unit 1 of our Martin Lake facility in ERCOT, an 815 MW unit. We wrote off the unit's net book value of less than $1 million to depreciation expense in December 2024. The unit returned to service in February 2026. See Note 9 to the Financial Statements for additional information.

IRA

In August 2022, the U.S. enacted the IRA, which, among other things, implements substantial new and modified energy tax credits, including recognizing the value of existing carbon-free nuclear power by providing for a nuclear PTC, a solar PTC, new technology-neutral ITCs and PTCs that apply to various different clean energy technologies, and a first-time stand-alone battery storage ITC. The IRA also implements a 15% corporate alternative minimum tax (CAMT) on book income of certain large corporations, and a 1% excise tax on net stock repurchases. The section 45U nuclear PTC is available to existing nuclear facilities from 2024 through 2032 and provides a federal tax credit of up to $15 per MWh, subject to an annually inflated gross-receipts based phase out. We recognized transferable nuclear PTC revenues of $162 million in the nine months ended September 30, 2026 and $220 million and $545 million in the years ended December 31, 2025 and 2024, respectively. U.S. Treasury regulations are expected to further define the scope of the legislation in many important respects, including interpretive guidance on the definition of gross receipts for the nuclear PTC. Any interpretive guidance on the definition of gross receipts that differs from the interpretation used in our estimates could result in a material change to PTC revenues recorded in 2024, 2025, and 2026 and would be reflected as a change in estimate in the period in which the guidance is received.

VISTRA CORP.
Factors Affecting Our Financial Condition and Results of Operations

Commodity Prices

The price of electricity has a significant impact on our operating revenues and purchased power costs. Electricity prices are typically set by that facility's Heat Rate. Market Heat Rate is the implied relationship between wholesale electricity prices and the commodity price of the marginal supplier (generally natural gas plants).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average Power Price ($/MWh):
ERCOT North Hub	$35.10	$32.61	$32.51	$31.85
ERCOT West Hub	$33.90	$35.47	$29.40	$32.37
PJM AEP Dayton Hub	$60.45	$43.51	$58.13	$43.99
PJM Northern Illinois Hub	$51.15	$42.80	$43.84	$36.37
PJM Western Hub	$70.00	$46.82	$72.84	$47.67
MISO Indiana Hub	$59.73	$46.93	$55.37	$43.72
IS-ONE Massachusetts Hub	$53.67	$50.19	$72.62	$64.15
New York Zone A	$48.47	$48.75	$60.69	$50.96
CAISO NP15	$43.16	$41.30	$29.86	$36.27
Average Natural Gas Price ($/MMBtu)
NYMEX Henry Hub	$2.87	$3.03	$3.56	$3.48
Houston Ship Channel	$2.46	$2.69	$2.72	$2.96
Permian Basin	$1.75	$0.49	$(0.79)	$1.13
Dominion South	$1.78	$2.13	$2.85	$2.72
Tetco ELA	$2.62	$2.83	$3.38	$3.25
Chicago Citygate	$2.59	$2.77	$3.46	$3.21
Tetco M3	$1.88	$2.27	$4.52	$3.70
Algonquin Citygates	$2.24	$2.96	$6.19	$5.85
PG&E Citygate	$3.09	$3.47	$2.24	$3.33

Estimated hedging levels for generation volumes in our Texas, East, and West segments as of September 30, 2026 were as follows:

	Balance of 2026	2027
Nuclear/Renewable/Coal Generation:
Texas	100%	100%
East	97%	88%
Natural Gas Generation:
Texas	100%	86%
East	100%	100%
West	100%	84%

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

VISTRA CORP.
To illustrate the impact of weather variability on our operating results, the following table presents cooling and heating degree days relative to normal levels by segment in the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	Retail		Texas		East		West
	2026	2025	2026	2025	2026	2025	2026	2025
Weather - percent of normal (a):
Cooling degree days	121%	95%	113%	97%	96%	91%	118%	94%
Heating degree days	—%	—%	—%	—%	142%	61%	—%	—%

	Nine Months Ended September 30,
	Retail		Texas		East		West
	2026	2025	2026	2025	2026	2025	2026	2025
Weather - percent of normal (a):
Cooling degree days	122%	98%	113%	104%	99%	94%	124%	93%
Heating degree days	73%	104%	78%	112%	105%	98%	65%	125%
____________
(a)Reflects cooling degree or heating degree days based on Weather Services International data. A degree day compares the average of the hourly outdoor temperatures during each day to a 65° Fahrenheit base temperature. Retail amounts represent weather data for the Dallas-Fort Worth area.

Results of Operations

The tables and discussion that follow present period‑over‑period changes in our results of operations and highlight the primary drivers of those variances for the periods presented.

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including EBITDA and Adjusted EBITDA as performance measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with (i) our GAAP results and (ii) the accompanying reconciliations to corresponding GAAP financial measures, may provide a more complete understanding of factors and trends affecting our business. Because EBITDA and Adjusted EBITDA are financial measures that management uses to allocate resources, determine our ability to fund capital expenditures, assess performance against our peers, and evaluate overall financial performance, we believe they provide useful information for investors.

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

VISTRA CORP.
Consolidated Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	4,814	2,855	1,830	133	—	(3,285)	6,347
Fuel, purchased power costs and delivery fees	(4,327)	(566)	(850)	(74)	—	3,287	(2,530)
Operating costs	(47)	(248)	(370)	(13)	(5)	—	(683)
Depreciation and amortization	(11)	(198)	(446)	(14)	5	(47)	(711)
Selling, general, and administrative expenses	(288)	(44)	(48)	(4)	(15)	(49)	(448)
Impairment of long-lived assets	—	—	—	(269)	—	—	(269)
Operating income (loss)	141	1,799	116	(241)	(15)	(94)	1,706
Other income, net	—	55	(19)	1	1	6	44
Interest expense and related charges	(4)	9	23	3	(1)	(284)	(254)
Income (loss) before income taxes	137	1,863	120	(237)	(15)	(372)	1,496
Income tax expense	—	—	—	—	—	(356)	(356)
Net income (loss)	$137	$1,863	$120	$(237)	$(15)	$(728)	$1,140
Income tax expense	—	—	—	—	—	356	356
Interest expense and related charges (a)	4	(9)	(23)	(3)	1	284	254
Depreciation and amortization (b)	11	234	534	14	(5)	47	835
EBITDA before Adjustments	152	2,088	631	(226)	(19)	(41)	2,585
Unrealized net (gain) loss resulting from commodity hedging transactions	(65)	(818)	293	31	—	—	(559)
Purchase accounting impacts	5	—	(4)	—	—	—	1
Non-cash compensation expenses	—	—	—	—	—	35	35
Transition and merger expenses	—	1	3	—	—	22	26
Impairment of long-lived assets	—	—	—	269	—	—	269
Insurance income (c)	—	(54)	—	—	(11)	—	(65)
Decommissioning-related activities (d)	—	5	47	(2)	10	—	60
Other, net	6	5	9	4	2	(18)	8
Adjusted EBITDA	$98	$1,227	$979	$76	$(18)	$(2)	$2,360
____________
(a)Corporate and Other includes $24 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $36 million and $89 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment.
(d)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	4,139	1,799	1,750	165	2	(2,884)	4,971
Fuel, purchased power costs and delivery fees	(3,815)	(544)	(866)	(32)	—	2,887	(2,370)
Operating costs	(54)	(243)	(338)	(15)	(12)	7	(655)
Depreciation and amortization	(23)	(160)	(244)	(14)	—	(19)	(460)
Selling, general, and administrative expenses	(270)	(38)	(59)	(2)	(16)	(59)	(444)
Impairment of long-lived assets	—	—	(5)	—	—	—	(5)
Operating income (loss)	(23)	814	238	102	(26)	(68)	1,037
Other income, net	1	—	100	1	1	2	105
Interest expense and related charges	(18)	9	16	2	(1)	(294)	(286)
Income (loss) before income taxes	(40)	823	354	105	(26)	(360)	856
Income tax expense	—	—	—	—	—	(204)	$(204)
Net income (loss)	$(40)	$823	$354	$105	$(26)	$(564)	$652
Income tax expense	—	—	—	—	—	204	204
Interest expense and related charges (a)	18	(9)	(16)	(2)	1	294	286
Depreciation and amortization (b)	23	195	338	14	—	18	588
EBITDA before Adjustments	1	1,009	676	117	(25)	(48)	1,730
Unrealized net (gain) loss resulting from commodity hedging transactions	20	(239)	93	(57)	(1)	—	(184)
Purchase accounting impacts	8	1	8	—	—	—	17
Non-cash compensation expenses	—	—	—	—	—	36	36
Transition and merger expenses	3	—	3	—	—	16	22
Impairment of long-lived assets	—	—	5	—	—	—	5
Decommissioning-related activities (c)	—	5	(74)	1	6	—	(62)
ERP system implementation expenses	—	—	1	—	—	—	1
Other, net	5	8	7	2	3	(26)	(1)
Adjusted EBITDA	$37	$784	$719	$63	$(17)	$(22)	$1,564
____________
(a)Corporate and Other includes $10 million of unrealized mark-to-market net losses on interest rate swaps.
(b)Includes nuclear fuel amortization of $35 million and $94 million, respectively, in the Texas and East segments.
(c)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	12,113	7,260	5,044	293	6	(8,712)	16,004
Fuel, purchased power costs, and delivery fees	(11,262)	(1,345)	(2,828)	(114)	—	8,715	(6,834)
Operating costs	(122)	(802)	(1,153)	(45)	(114)	—	(2,236)
Depreciation and amortization	(31)	(556)	(927)	(42)	(1)	(83)	(1,640)
Selling, general, and administrative expenses	(775)	(148)	(142)	(9)	(46)	(147)	(1,267)
Impairment of long-lived assets	—	—	—	(269)	—	—	(269)
Operating income (loss)	(77)	4,409	(6)	(186)	(155)	(227)	3,758
Other income, net	1	104	67	1	6	27	206
Interest expense and related charges	(27)	33	69	10	(2)	(912)	(829)
Income (loss) before income taxes	(103)	4,546	130	(175)	(151)	(1,112)	3,135
Income tax expense	—	—	—	—	—	(661)	(661)
Net income (loss)	$(103)	$4,546	$130	$(175)	$(151)	$(1,773)	$2,474
Income tax expense	—	—	—	—	—	661	661
Interest expense and related charges (a)	27	(33)	(69)	(10)	2	912	829
Depreciation and amortization (b)	31	658	1,191	42	1	83	2,006
EBITDA before Adjustments	(45)	5,171	1,252	(143)	(148)	(117)	5,970
Unrealized net (gain) loss resulting from commodity hedging transactions	961	(2,986)	1,147	68	—	—	(810)
Purchase accounting impacts	6	—	(19)	—	—	(13)	(26)
Non-cash compensation expenses	—	—	—	—	—	102	102
Transition and merger expenses	—	1	5	—	—	46	52
Impairment of long-lived assets	—	—	—	269	—	—	269
Insurance income (c)	—	(102)	—	—	(17)	—	(119)
Decommissioning-related activities (d)	—	13	12	(1)	102	—	126
Other, net	17	27	25	7	3	(64)	15
Adjusted EBITDA	$939	$2,124	$2,422	$200	$(60)	$(46)	$5,579
____________
(a)Corporate and Other includes $31 million of unrealized mark-to-market net gains on interest rate swaps.
(b)Includes nuclear fuel amortization of $102 million and $265 million, respectively, in the Texas and East segments.
(c)Includes involuntary conversion gain recognized from Martin Lake Incident property damage insurance in the Texas segment and revenues from Moss Landing Incident business interruption proceeds in the Asset Closure segment.
(d)Includes NDT (income) loss of the PJM nuclear facilities, ARO and environmental remediation expenses, and other expenses associated with the Moss Landing Incident.

VISTRA CORP.
The following table presents Net income (loss), EBITDA and Adjusted EBITDA for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Retail	Texas	East	West	Asset Closure	Eliminations / Corporate and Other	Vistra Consolidated
	(in millions)
Operating revenues	10,839	3,797	4,610	347	26	(6,465)	13,154
Fuel, purchased power costs, and delivery fees	(8,848)	(1,509)	(2,784)	(119)	—	6,469	(6,791)
Operating costs	(131)	(778)	(1,020)	(45)	(113)	6	(2,081)
Depreciation and amortization	(70)	(477)	(876)	(45)	2	(57)	(1,523)
Selling, general, and administrative expenses	(769)	(122)	(175)	(11)	(52)	(125)	(1,254)
Impairment of long-lived assets	—	(68)	(5)	—	—	—	(73)
Operating income (loss)	1,021	843	(250)	127	(137)	(172)	1,432
Other income, net	1	82	199	1	3	5	291
Interest expense and related charges	(53)	41	36	4	(3)	(933)	(908)
Income (loss) before income taxes	969	966	(15)	132	(137)	(1,100)	815
Income tax expense	—	—	(1)	—	—	(103)	(104)
Net income (loss)	$969	$966	$(16)	$132	$(137)	$(1,203)	$711
Income tax expense	—	—	1	—	—	103	104
Interest expense and related charges (a)	53	(41)	(36)	(4)	3	933	908
Depreciation and amortization (b)	70	573	1,146	45	(2)	57	1,889
EBITDA before Adjustments	1,092	1,498	1,095	173	(136)	(110)	3,612
Unrealized net (gain) loss resulting from commodity hedging transactions	(136)	(109)	621	(7)	(2)	—	367
Purchase accounting impacts	16	1	31	—	—	—	48
Non-cash compensation expenses	—	—	—	—	—	82	82
Transition and merger expenses	8	—	4	—	—	50	62
Impairment of long-lived assets	—	68	5	—	—	—	73
Insurance income (c)	—	(80)	—	—	(21)	—	(101)
Decommissioning-related activities (d)	—	14	(120)	1	95	—	(10)
ERP system implementation expenses	3	3	4	—	1	—	11
Other, net (e)	(6)	21	11	7	5	(70)	(32)
Adjusted EBITDA	$977	$1,416	$1,651	$174	$(58)	$(48)	$4,112
____________
(a)Corporate and Other includes $84 million of unrealized mark-to-market net losses on interest rate swaps.
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

Net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 increased by $488 million. Adjusted EBITDA for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 increased by $796 million.

Net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased by $1.763 billion. Adjusted EBITDA for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased by $1.467 billion.

VISTRA CORP.
The primary drivers for the changes in net income and Adjusted EBITDA include:

	Three Months Ended September 30, 2026 Compared to 2025	Nine Months Ended September 30, 2026 Compared to 2025
	(in millions)
Favorable year-to-date realized revenue net of fuel driven primarily by higher realized capacity prices in East, higher realized energy margins in Texas due to higher realized prices and optimizing the dispatch of select gas units in response to favorable market conditions, the addition of plants acquired in the Lotus Acquisition, and Martin Lake Unit 1 return to service Favorable quarter-to-date realized revenue net of fuel driven primarily by higher realized energy prices in Texas, the addition of plants acquired in the Lotus Acquisition, and Martin Lake Unit 1 return to service	$768	$1,689
Unfavorable year-to-date retail margins driven by increase in excess volumes sold at lower wholesale prices in the first quarter, partially offset by favorable second and third quarter margins driven by higher contractual rates	48	(15)
Favorable/ (unfavorable) change in retail customer consumption due to weather	19	(10)
Increase in plant operating costs due primarily to higher maintenance and outage costs and the addition of plants acquired in the Lotus Acquisition	(42)	(169)
Unfavorable year-to-date change in SG&A and other primarily due to higher technology and legal costs	3	(28)
Change in Adjusted EBITDA	$796	$1,467
Change in depreciation and amortization, including nuclear fuel amortization	(247)	(117)
Change in unrealized net gains resulting from commodity hedging transactions	375	1,177
Change in income tax benefit	(152)	(557)
Impairment of long-lived assets	(264)	(196)
Increase in insurance income	65	18
Decommissioning-related activities	(122)	(136)
Other (including interest expense and income tax expense)	37	107
Change in Net income	$488	$1,763

Results of Operations by Segment

The following section presents the results of operations and net income (loss) of Vistra's reportable business segments. See Note 19 of the Financial Statements for a discussion of the Company's segments as defined under the accounting standards for segment reporting.

Retail

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$137	$(40)	$(103)	$969
Adjusted EBITDA	$98	$37	$939	$977
Retail electricity sales volumes (GWh):
Sales volumes in ERCOT	23,300	23,121	57,530	60,971
Sales volumes in Northeast/Midwest	15,124	16,941	42,803	45,681
Total retail electricity sales volumes	38,424	40,062	100,333	106,652

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, Retail net income increased primarily due to an $85 million increase in unrealized mark-to-market gains on commodity derivative positions, and higher retail margins driven by higher contractual rates and a slight increase in customer consumption due to weather.

VISTRA CORP.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, Retail net income decreased due to a $1.097 billion increase in unrealized mark-to-market losses on commodity derivative positions, a decrease in retail margins primarily due to an increase in excess volumes sold at lower wholesale prices in the first quarter, and a decrease in customer consumption due to weather.

Texas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$1,863	$823	$4,546	$966
Adjusted EBITDA	$1,227	$784	$2,124	$1,416
Production volumes (GWh):
Natural gas facilities	16,499	15,455	37,363	35,800
Lignite and coal facilities	7,735	6,223	19,464	16,531
Nuclear facilities	5,198	5,028	14,878	14,747
Solar facilities	349	212	861	587
Capacity factors:
CCGT facilities	81.7%	73.7%	64.8%	58.6%
Lignite and coal facilities	72.7%	58.5%	61.7%	52.4%
Nuclear facilities	98.1%	94.9%	94.6%	93.8%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, Texas net income increased primarily due to a $579 million increase in unrealized mark-to-market gains on commodity derivative positions, and higher realized revenue net of fuel driven primarily by higher realized energy prices in Texas and Martin Lake Unit 1 return to service.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, Texas net income increased primarily due to a $2.877 billion increase in unrealized mark-to-market gains on commodity derivative positions, higher realized revenue net of fuel driven primarily by higher realized energy margins in Texas due to higher realized prices and optimizing the dispatch of select gas units in response to favorable market conditions, and Martin Lake Unit 1 return to service.

East

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$120	$354	$130	$(16)
Adjusted EBITDA	$979	$719	$2,422	$1,651
Production volumes (GWh):
Natural gas facilities	20,307	16,902	53,562	43,742
Lignite and coal facilities	5,461	5,080	12,933	14,274
Nuclear facilities	8,368	8,544	24,366	24,240
Solar facilities	186	80	354	191
Capacity factors:
CCGT facilities	68.5%	69.5%	61.3%	61.3%
Lignite and coal facilities	63.0%	58.6%	50.3%	55.5%
Nuclear facilities	93.6%	95.6%	91.9%	91.4%

VISTRA CORP.
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, East net income decreased primarily due to a $200 million increase in unrealized mark-to-market losses on commodity derivative positions and a $120 million decrease in NDT net income, partially offset by the addition of the plants acquired in the Lotus Acquisition.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, East net income increased primarily due to higher realized capacity prices and the addition of plants acquired in the Lotus Acquisition, partially offset by a $526 million increase in unrealized mark-to-market losses on commodity derivative positions and a $131 million decrease in NDT net income.

West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss)	$(237)	$105	$(175)	$132
Adjusted EBITDA	$76	$63	$200	$174
Production volumes (GWh):
Natural gas facilities	1,461	582	2,426	1,629
Solar facilities	30	—	30	—
Capacity factors:
CCGT facilities	64.8%	25.8%	35.8%	24.3%

For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, West net income decreased primarily due to a $269 million impairment related to our Moss Landing 350 MW battery facility, and an increase in unrealized mark-to-market losses on commodity derivative positions of $88 million and $75 million, respectively, partially offset by higher realized capacity revenue.

Asset Closure Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net loss	$(15)	$(26)	$(151)	$(137)

Asset Closure net loss increased primarily due to incremental costs associated with the Moss Landing Incident, net of property damage and business interruption insurance recoveries, recognized in the nine months ended September 30, 2026.

Disaggregated Consolidated Statement of Operations Results

Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating revenues	$6,347	$4,971	$16,004	$13,154

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, operating revenues increased primarily due to increases of $357 million in unrealized mark-to-market gains on commodity derivative positions, higher wholesale capacity and energy revenues, higher retail revenue contractual rates, the addition of plants acquired in the Lotus Acquisition, and Martin Lake Unit 1 return to service.

VISTRA CORP.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, operating revenues increased primarily due to increases of $894 million in unrealized mark-to-market gains on commodity derivative positions, higher wholesale capacity and energy revenues, the addition of plants acquired in the Lotus Acquisition, and Martin Lake Unit 1 return to service, partially offset by lower retail margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Fuel, purchased power costs, and delivery fees	$(2,530)	$(2,370)	$(6,834)	$(6,791)

For the three and nine months ended September 30, 2026 compared to the same periods in 2025, fuel, purchased power costs, and delivery fees increased primarily due to increases of $178 million and $326 million, respectively, in realized fuel costs, which were partially attributable to the addition of plants acquired in the Lotus Acquisition. These increases were partially offset by increases of $18 million and $283 million, respectively, in unrealized mark-to-market gains on commodity derivative positions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating costs	$(683)	$(655)	$(2,236)	$(2,081)

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, operating costs increased primarily due to higher maintenance and outage costs, the addition of plants acquired in the Lotus Acquisition, and incremental costs associated with the Moss Landing Incident, net of insurance recoveries, recognized in the three months ended September 30, 2026.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, operating costs increased primarily due to higher maintenance and outage costs, and the addition of plants acquired in the Lotus Acquisition, partially offset by incremental costs associated with the Moss Landing Incident, net of insurance recoveries, recognized in the nine months ended September 30, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Depreciation and amortization	$(711)	$(460)	$(1,640)	$(1,523)

For the three and nine months ended September 30, 2026, depreciation and amortization increased primarily due to the addition of plants acquired in the Lotus Acquisition and Martin Lake Unit 1 return to service, partially offset by the absence of depreciation and amortization expense recorded for the Moss Landing 300 and 100 MW battery projects and Retail customer relationship intangible assets and other one-time retirements recorded in the nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Selling, general, and administrative expenses	$(448)	$(444)	$(1,267)	$(1,254)

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, selling, general, and administrative expenses increased primarily due to increases in retail selling costs of $23 million, stock-based compensation expense of $20 million, and technology costs of $12 million, partially offset by lower transition and merger costs and legal costs.

VISTRA CORP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Impairment of long-lived assets	$(269)	$(5)	$(269)	$(73)

In the third quarter of 2026, we recognized a $269 million impairment related to our Moss Landing 350 MW battery facility. In the second and third quarters of 2025, we recognized impairments of $68 million and $5 million, respectively, related to development projects we have no plans to complete.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Other income, net	$44	$105	$206	$291

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, other income, net decreased primarily due to a decrease in NDT net income of $120 million, consisting of unrealized losses on investments of $111 million and realized loss on investments of $9 million, partially offset by an increase of $54 million in involuntary conversion gains for Martin Lake insurance proceeds.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, other income, net decreased primarily due to a decrease in NDT net income of $131 million, consisting of unrealized losses on investments of $206 million and realized income of $75 million, partially offset by an increase of $25 million in involuntary conversion gains for Martin Lake insurance proceeds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest expense and related charges	$(254)	$(286)	$(829)	$(908)

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, interest expense and related charges decreased primarily due to a $34 million increase in unrealized mark-to-market gains on interest rate swaps.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, interest expense and related charges decreased primarily due to a $115 million increase in unrealized mark-to-market gains on interest rate swaps, partially offset by $35 million in debt extinguishment losses on the Term Loan Facility and senior notes repayments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Income tax expense	$(356)	$(204)	$(661)	$(104)
Effective tax rate	23.8%	23.8%	21.1%	12.8%

For the three and nine months ended September 30, 2026 compared to the same periods in 2025, income tax expense increased primarily due to an increase in pretax book income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital consist of (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) available capacity under our credit facilities, and (iv) access to the debt and equity capital markets. Within the bounds of our risk management program and policies, we use a variety of derivative instruments to enhance the stability of future cash flows to maintain sufficient financial resources for working capital, debt service, capital expenditures, debt covenant compliance, and/or other needs. Our hedging strategy is designed to preserve cash flow certainty while maintaining appropriate risk tolerances across our generation portfolio. We complement our hedging strategy with long‑term contracted revenues, including power purchase agreements, to lower our overall hedging requirements.

VISTRA CORP.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2026	2025	Change
	(in millions)
Net cash provided by operating activities	$4,330	$2,638	$1,692
Net cash used in investing activities	$(2,023)	$(2,162)	$139
Net cash used in financing activities	$(353)	$(1,060)	$707

Operating Cash Flows

The change in net cash provided by operating activities was primarily driven by (i) increased realized revenue net of fuel driven primarily by higher realized capacity prices in the East segment, higher energy margins in the Texas segment, the addition of plants acquired in the Lotus Acquisition and Martin Lake Unit 1 return to service and (ii) a $177 million decrease in net margin deposits posted supporting our hedging strategy.

Investing Cash Flows

The change in net cash used in investing activities is primarily driven by (i) $356 million in lower net purchases of environmental allowances in 2026 and (ii) a $48 million increase in insurance proceeds received in 2026 for recovery of damaged property, plant, and equipment associated with the Moss Landing Incident and Martin Lake Incident.

Financing Cash Flows

Our significant financing activities during the nine months ended September 30, 2026 and 2025 are as follows:

•For the nine months ended September 30, 2026, we (i) repaid $2.450 billion in outstanding borrowings under the Term Loan Facility, (ii) repaid $1.8 billion under the Revolving Credit Facility and the Commodity-Linked Facility, (iii) repaid $1.3 billion of senior notes, (iv) repaid $1.225 billion under the accounts receivable financing facilities, (v) paid $917 million to repurchase common stock, (vi) paid $348 million in dividends to common and preferred shareholders, and (vii) repaid $112 million under the BCOP Credit Facility.
•For the nine months ended September 30, 2026, we issued $6.25 billion in senior notes and $1.5 billion in junior subordinated notes and borrowed $236 million under the TxEF Loan.
•For the nine months ended September 30, 2025, we (i) repaid $744 million of senior notes, (ii) paid $776 million to repurchase common stock, and (iii) paid $346 million in dividends to common and preferred shareholders.
•For the nine months ended September 30, 2025, we borrowed $475 million under the accounts receivable financing facilities and $424 million under the BCOP Credit Facility.

Liquidity

The following table summarizes changes in available liquidity for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025	Change
	(in millions)
Cash and cash equivalents (a)	$2,743	$785	$1,958
Vistra Operations — Revolving Credit Facility (b)	4,714	1,996	2,718
Vistra Operations — Commodity-Linked Facility (c)	1,466	2	1,464
Total available liquidity (d)(e)	$8,923	$2,783	$6,140
____________
(a)See the condensed consolidated statements of cash flows in the Financial Statements and Sources and Uses of Cash above for details of the increase in cash and cash equivalents for the nine months ended September 30, 2026.
(b)The increase in availability for the nine months ended September 30, 2026 was driven by (a) the June 2026 amendment to the Vistra Operations Credit Agreement which, among other things, increased the revolving credit commitments by $2.060 billion and (b) a $380 million decrease in cash borrowings, and a $278 million decrease in letters of credit outstanding under the Revolving Credit Facility.

VISTRA CORP.
(c)As of September 30, 2026 and December 31, 2025, the borrowing bases were less than the facility limit of $1.75 billion. As of September 30, 2026, available capacity reflects the borrowing base of $1.466 billion and no cash borrowings. As of December 31, 2025, available capacity reflects the borrowing base of $1.422 billion and $1.420 billion in cash borrowings.
(d)Excludes amounts available to be borrowed under the Receivables Facility and the Repurchase Facility, respectively. See Note 12 to the Financial Statements for additional information.
(e)Excludes any additional letters of credit that may be issued under the LOC Facilities or the Alternative LOC Facilities. See Note 12 to the Financial Statements for additional information.

In October and November 2026, we redeemed the Series A Preferred Stock for $1 billion, paid approximately $2.2 billion in cash as part of our acquisition of Cogentrix, borrowed the full capacity under the Receivables Facility and Repurchase Facility and repaid approximately $1.7 billion of debt assumed in the acquisition of Cogentrix which reduced available liquidity.

We believe that we will have access to sufficient liquidity to fund our anticipated cash requirements through at least the next 12 months, including the maturity of 2026 and 2027 debt obligations, the redemption of the Series B Preferred Stock, and the upcoming payments associated with the acquisition of Nuveen's noncontrolling interest in Vistra Vision discussed in Note 12 to the Financial Statements.

Additionally, as of September 30, 2026, the $500 million initial commitment associated with our investment in the Helix Fund remains callable by the fund's general partner. The remaining $500 million commitment is contingent on the Helix Fund meeting certain commercial power supply milestones for our existing generation assets which has not occurred as of September 30, 2026. The timing and amount of future capital calls will be determined by the fund's general partner and are not within our control. We expect to have access to sufficient liquidity to fund our initial $500 million commitment when called by the fund's general partner. See Note 7 to the Financial Statements for additional information.

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

Exchange-cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors, including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other business purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

As of September 30, 2026, we received or posted cash, letters of credit, and Eligible Assets for commodity hedging and trading activities as follows:

•$1.872 billion in cash and Eligible Assets has been posted with counterparties as compared to $1.577 billion posted as of December 31, 2025;
•$124 million in cash has been received from counterparties as compared to $7 million received as of December 31, 2025;
•$2.670 billion in letters of credit has been posted with counterparties as compared to $2.489 billion posted as of December 31, 2025; and
•$69 million in letters of credit has been received from counterparties as compared to $162 million received as of December 31, 2025.

VISTRA CORP.
See Note 16 to the Financial Statements for information related to collateral posted in accordance with the PUCT and ISO/RTO rules.

Income Tax Payments

In the next 12 months, we expect to make approximately $4 million in federal income tax payments, offset by $3 million in federal income tax refunds, and $98 million in state income tax payments, offset by $17 million in state tax refunds. We have taken the CAMT, forecasted OBBBA, and Cogentrix Acquisition impacts into account when forecasting cash taxes and do not expect Vistra to be subject to the CAMT in the 2026 tax year.

For the nine months ended September 30, 2026, there were no federal income tax payments and $41 million in state income tax payments, offset by $2 million in state income tax refunds.

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

Guarantor Summary Financial Information

In September 2026, Vistra Operations issued $1.5 billion aggregate principal amount of junior subordinated notes. The following tables summarize the combined financial information of (i) Vistra Corp., which is the ultimate parent company and guarantor of the Vistra Operations Junior Subordinated Notes, on a stand-alone, unconsolidated basis and (ii) Vistra Operations, whose Junior Subordinated Notes are irrevocably and unconditionally guaranteed by Vistra Corp., on a stand-alone, unconsolidated basis. Vistra Corp.'s guarantee is irrevocable and unconditional and covers the due and punctual payment of principal, premium, if any, and interest on the applicable debt securities, as well as Vistra Operations' other obligations under the applicable indenture and debt securities when due and payable. See Note 12 to the Financial Statements for discussion of the Vistra Operations Junior Subordinated Notes.

The financial information presented below is summarized for Vistra Corp. and Vistra Operations on a combined basis, after elimination of intercompany transactions, and excludes the investments in and equity in the earnings of any subsidiaries. The summarized financial information should be read in conjunction with the consolidated financial statements and notes thereto of Vistra.

Vistra Corp. files a consolidated U.S. federal income tax return. Consolidated income tax expense or benefits and deferred tax assets and liabilities have been allocated between Vistra Corp., Vistra Operations and non-guarantor subsidiaries.

Nine Months Ended September 30, 2026
Summarized Statement of Operations	(in millions)
Operating revenues (a)	$642
Operating revenues - non guarantor subsidiaries (a)	(263)
Total operating revenues	379
Selling, general, and administrative expenses	(180)
Interest expense and related charges	(827)
Net loss before income taxes	(652)
Income tax benefit	148
Net loss	$(504)
____________
(a)Includes unrealized gains and losses on commodity derivative transactions.

VISTRA CORP.

	September 30, 2026	December 31, 2025
	(in millions)
Summarized Balance Sheets
Total current assets	$2,770	$664
Accumulated deferred income taxes	752	1,197
Total noncurrent assets	1,054	1,405
Total assets	$3,824	$2,069

Short-term borrowings	$—	$1,800
Long-term debt due currently	2,602	525
Forward repurchase obligations due currently	622	632
Due to non-guarantor subsidiaries	2,428	991
Total current liabilities	6,431	4,515
Long-term debt, less due currently	16,444	14,552
Total noncurrent liabilities	16,787	15,122
Total liabilities	23,218	19,637
Total equity	(19,394)	(17,568)
Total liabilities and equity	$3,824	$2,069

Guarantees

See Note 16 to the Financial Statements for additional information.

Commitments and Contingencies

See Note 16 to the Financial Statements for additional information.

Critical Accounting Estimates

The Company's discussion and analysis of its financial position and results of operations is based upon its condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact in the condensed consolidated financial statements may be material. The Company's critical accounting estimates are disclosed in our 2025 Form 10-K. There have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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

VISTRA CORP.
Market risks are monitored by our risk management group which operates independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These practices and methodologies measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions. Measurement techniques include, but are not limited to, position reporting and review, Value at Risk (VaR) methodologies and stress test scenarios. Risk management regularly reports its analysis to the Company's Risk Committee and Executive Committee, and to the Sustainability and Risk Committee of the Board.

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

The following table summarizes the VaR for Vistra's commodity portfolio based on a 95% confidence level and an assumed holding period of 60 days. Average VaRs are the average of each month-end average for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(in millions)
Average VaR	$384	$224
High VaR	$491	$316
Low VaR	$183	$138

Interest Rate Risk

We are exposed to fluctuations in interest rates through our issuance of variable rate debt. We mitigate our exposure to fluctuations in interest rates by entering into interest rate swaps. These interest rate swaps limit the impact of interest rate changes on our results of operations and cash flows and lower our overall borrowing costs. Interest rate risk is managed centrally by our treasury function.

VISTRA CORP.
As of September 30, 2026, we have approximately $1.457 billion principal amount of variable rate debt consisting of the BCOP Credit Facility and the Vistra Zero Term Loan B Facility (see Note 12 to the Financial Statements for additional information). We have entered into net notional interest rate swaps that will hedge $411 million of our project-level debt through October 2045 (see Note 13 to the Financial Statements for additional information). As of September 30, 2026, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $10 million after taking into account the interest rate swaps.

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

Our gross credit exposure (excluding collateral impacts) associated with retail and wholesale trade accounts receivable and net derivative assets (liabilities) arising from commodity contracts and hedging and trading activities totaled $3.101 billion as of September 30, 2026. Including collateral posted to us by counterparties, our net exposure was $2.915 billion, as seen in the following table that presents the distribution of credit exposure by counterparty credit quality as of September 30, 2026. Credit collateral includes cash and letters of credit but excludes other credit enhancements such as guarantees or liens on assets.

	September 30, 2026
	Exposure Before Credit Collateral
	Trade Accounts Receivable	Derivatives	Gross Exposure	Credit Collateral	Net Exposure
	(in millions)
Retail segment	$2,226	$47	$2,273	$43	$2,230
Texas, East, West, and Asset Closure segments:
Investment grade	$203	$543	$746	$131	$615
Below investment grade or no rating	25	57	82	12	70
Texas, East, West, and Asset Closure segments	$228	$600	$828	$143	$685
Total	$2,454	$647	$3,101	$186	$2,915

Contracts classified as "normal" purchase or sale and non-derivative contractual commitments are not marked-to-market in the financial statements and are excluded from the detail above. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform.

An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. Significant (i.e., 10% or greater) concentration of credit exposure exists with two counterparties, which represented an aggregate $252 million, or 37%, of our total net exposure of our wholesale segments as of September 30, 2026. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, market role and deemed creditworthiness and the importance of our business relationship with the counterparties.

VISTRA CORP.
Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Commodity contract net liability as of January 1	$(2,576)	$(1,459)
Mark-to-market adjustments:
Settlements/termination of positions (a)	998	881
Changes in fair value of positions in the portfolio (b)	(188)	(1,248)
Net gain (loss) associated with mark-to-market accounting	810	(367)
Other activity (c)	(151)	82
Commodity contract net liability as of September 30	$(1,917)	$(1,744)
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

The following maturity table presents the net commodity contract liability arising from recognition of fair values as of September 30, 2026, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability as of September 30, 2026
Source of Fair Value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
	(in millions)
Prices actively quoted	$(679)	$(300)	$7	$—	$(972)
Prices provided by other external sources	(177)	(35)	2	—	(210)
Prices based on models	(14)	(238)	(187)	(296)	(735)
Total	$(870)	$(573)	$(178)	$(296)	$(1,917)

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

Item 4.CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) in effect at September 30, 2026. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of that date.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Amount of Shares that may yet be Purchased under the Program (in millions)
July 1 - July 31, 2026	419,577	$154.87	419,577	$1,225
August 1 - August 31, 2026	553,120	$141.90	553,120	$1,147
September 1 - September 30, 2026	458,469	$141.68	458,469	$1,082
For the quarter ended September 30, 2026	1,431,166	$145.63	1,431,166	$1,082

In October 2021, the Board authorized the Share Repurchase Program. Under this program, shares of the Company's common stock may be repurchased in open market transactions, privately negotiated transactions, or other means in accordance with federal securities laws. The timing, number, and value of shares repurchased will be determined at our discretion, considering factors such as capital allocation priorities, stock market price, general market and economic conditions, legal requirements, and compliance with debt agreements and preferred stock certificates of designation.

Board Authorization Dates	Amount Authorized for Share Repurchases
(in billions)
October 2021	$2.00
August 2022	1.25
March 2023	1.00
February 2024	1.50
October 2024	1.00
October 2025	1.00
Cumulative authorization at September 30, 2026	$7.75

In October 2026, the Board authorized an incremental amount of $1.5 billion for repurchases under the Share Repurchase Program. We expect to complete repurchases under the Share Repurchase Program by the end of 2028. See Note 17 to the Financial Statements for additional information.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

VISTRA CORP.
Item 4.    MINE SAFETY DISCLOSURES

Vistra currently owns and operates, or is in the process of reclaiming, 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. Vistra also owns or leases, and is in the process of reclaiming, two waste-to-energy surface facilities in Pennsylvania. These mining operations are regulated by the MSHA under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), along with other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects U.S. mines, including Vistra's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders, and proposed assessments is provided in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.OTHER INFORMATION

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a 10b5-1 Plan) or any "non-Rule 10b5-1 trading arrangement," except as set forth below.

On August 18, 2026, Stephanie Moore, Executive Vice President, General Counsel and Chief Compliance Officer of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 57,500 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on November 20, 2026 and will terminate on August 27, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

On August 24, 2026, Stacey Doré, Chief Strategy and Sustainability Officer & Executive Vice President, Public Affairs of the Company, entered into a 10b5-1 Plan. The 10b5-1 Plan provides for the potential sale of up to 50,000 shares of our common stock. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan will become effective on January 4, 2027 and will terminate on June 30, 2027, subject to earlier termination as provided in the 10b5-1 Plan. The 10b5-1 Plan was entered into during an open insider trading window in accordance with our Transactions in Securities Policy.

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

2.3	001-38086 Form 8-K (filed January 5, 2026)	2.1	—	Purchase and Sale Agreement, dated as of December 31, 2025, by and among Q-Generation Holdings, LLC, Vistra Operations Company LLC and Vistra Corp.

2.4	001-38086 Form 8-K (filed January 5, 2026)	2.2	—	Agreement and Plan of Merger, dated as of December 31, 2025, by and among Hamilton Holdings II, LLC, Vistra Operations Company LLC, TSVME LLC and Q-Generation Holdings, LLC

(3(i))	Articles of Incorporation

3.1	001-38086 Form 8-K (filed May 5, 2025)	3.1	—	Amended and Restated Certificate of Incorporation of Vistra Corp.

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
3.2	001-38086 Form 8-K (filed October 15, 2021)	3.1	—	Series A Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 14, 2021

3.3	001-38086 Form 8-K (filed December 13, 2021)	3.1	—	Series B Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 9, 2021

3.4	001-38086 Form 8-K (filed January 4, 2024)	3.1	—	Series C Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on December 29, 2023

(3(ii))	By-laws

3.5	001-38086 Form 8-K (filed May 5, 2025)	3.2	—	Amended and Restated Bylaws of Vistra Corp., effective May 2, 2025

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	001-38086 Form 8-K (filed July 16, 2026)	4.1	—
Seventeenth Amendment to Receivables Purchase Agreement dated as of July 10, 2026, among TXU Energy Receivables Company LLC, as seller, TXU Energy Retail Company LLC, as servicer, Vistra Operations Company LLC, as performance guarantor, certain purchaser agents and purchasers named therein and Credit Agricole Corporate and Investment Bank, as administrator

4.2	001-38086 Form 8-K (filed September 24, 2026)	4.1	—	Indenture, dated as of September 24, 2026, by and among Vistra Operations Company LLC, as Issuer, Vistra Corp., as Guarantor, and Wilmington Trust, National Association, as Trustee

4.3	001-38086 Form 8-K (filed September 24, 2026)	4.2	—	First Supplemental Indenture, dated as of September 24, 2026, by and among Vistra Operations Company LLC, as Issuer, Vistra Corp., as Guarantor, and Wilmington Trust, National Association, as Trustee

4.4	001-38086 Form 8-K (filed September 24, 2026)	4.3	—	Form of 7.000% Series A Junior Subordinated Note due 2057 (included in Exhibit 4.3 hereto)

4.5	001-38086 Form 8-K (filed September 24, 2026)	4.4	—	Form of 7.250% Series B Junior Subordinated Note due 2057 (included in Exhibit 4.3 hereto)

(10)	Material Contracts

10.1	001-38086 Form 8-K (filed July 16, 2026)	10.1	—
Amendment No. 7 to Master Framework Agreement, dated as of July 10, 2026, by and among TXU Energy Retail Company LLC., as seller and seller party agent, certain originators named therein, Vistra Operations Company LLC, as guarantor, and MUFG Bank, Ltd, as buyer

10.2	001-38086 Form 8-K (filed October 5, 2026)	10.1	—
Eleventh Amendment to Credit Agreement, dated September 30, 2026, by and among Vistra Operations Company LLC (as Borrower), the lenders party thereto and Citibank, N.A. (as Administrative Agent and Collateral Agent)

10.3	**		—	Third Amended and Restated Employment Agreement, executed on August 11, 2026, between Vistra Corp., Vistra Corporate Services Company, and James A. Burke

10.4	**		—	Amended and Restated Employment Agreement, executed on August 11, 2026, between Vistra Corp., Vistra Corporate Services Company, and Kristopher E. Moldovan

10.5	**		—	Amended and Restated Employment Agreement, executed on August 11, 2026, between Vistra Corp., Vistra Corporate Services Company, and Stacey Doré

VISTRA CORP.

Exhibits	Previously Filed With File Number*	As Exhibit
10.6	**		—	Amended and Restated Employment Agreement, executed on August 11, 2026, between Vistra Corp., Vistra Corporate Services Company, and Scott A. Hudson

10.7	**		—	Amended and Restated Employment Agreement, executed on August 11, 2026, between Vistra Corp., Vistra Corporate Services Company, and Stephanie Zapata Moore

(22)	Subsidiary Guarantors and Issuers of Guaranteed Securities

22.1	**		—	List of Issuers and Guarantors of Guaranteed Securities

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	**		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	***		—	Certification of James A. Burke, principal executive officer of Vistra Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***		—	Certification of Kristopher E. Moldovan, principal financial officer of Vistra Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(95)	Mine Safety Disclosures

95.1	**		—	Mine Safety Disclosures

XBRL Data Files

101.INS	**		—
The following financial information from Vistra Corp.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Equity and (v) the Notes to the Condensed Consolidated Financial Statements

101.SCH	**		—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	**		—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**		—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**		—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**		—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	**		—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 6, 2026